Form 10-K
period 2020-12-31
Wetouch Technology Inc.
filed 2021-03-24
CIK 1826660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to __________________________

Commission File Number 000-56215

WETOUCH TECHNOLOGY INC.

(Exact name of Registrant as specified in its charter)

Nevada	20-4080330
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

No.29, Third Main Avenue, Shigao Town, Renshou County, Meishan, Sichuan, China	620500
(Address of Principal Executive Offices)	(Zip Code)

(86) 028-37390666

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001

(Title of class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a small reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” or an “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[X]	Smaller reporting company	[X]

		Emerging Growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter is not possible to ascertain.

31,811,523 shares of common stock were issued and outstanding as of March 23, 2021.

Wetouch Technology Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2020

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Unless expressly indicated or the context requires otherwise, the terms “Wetouch,” “Company,” “we,” “us,” and “our” in this document refer to Wetouch Technology Inc., a Nevada corporation, and, where appropriate, its subsidiaries. The term “Wetouch” may also refer to our products, regardless of the manner in which they are accessed.

COMMONLY USED DEFINED TERMS

Unless otherwise indicated or the context requires otherwise, references in this Annual Report to:

●	“China” or the “PRC” are to the People’s Republic of China, excluding Taiwan and the special administrative regions of Hong Kong and Macau for the purposes of this Annual Report only;

●

Unless the context provides otherwise, “we,” “us,” “our company,” “our,” “the Company” and “Wetouch” is to Wetouch Technology Inc., a Nevada company and where appropriate, its wholly-owned subsidiaries, Wetouch Holding Group Limited, Hong Kong Wetouch Electronics Technology Limited, Hong Kong Wetouch Technology Limited, Sichuan Wetouch Technology Co. Ltd and Sichuan Vtouch Technology Co., Ltd;

●	“BVI” is to the British Virgin Islands;

●	“BVI Wetouch” is to Wetouch Holding Group Limited, a limited company organized under the laws of British Virgin Islands and a wholly owned subsidiary of Wetouch;

●	“Hong Kong Wetouch” is to Hong Kong Wetouch Electronics Technology Limited (香港偉易達電子科技有限公司), a limited company organized under the laws of Hong Kong and a wholly owned subsidiary of BVI Wetouch;

●	“HK Wetouch” is to Hong Kong Wetouch Technology Limited (香港偉易達科技有限公司), a limited company organized under the laws of Hong Kong and a wholly owned subsidiary of BVI Wetouch;

●	“Sichuan Wetouch” is to Sichuan Wetouch Technology Co., Ltd (四川伟易达科技有限公司), a limited liability company organized under the laws of China and a wholly foreign owned subsidiary of Hong Kong Wetouch;

●	“Sichuan Vtouch” is to Sichuan Vtouch Technology Co., Ltd (四川伟大奇科技有限公司), a limited liability company organized under the laws of China and a wholly foreign owned subsidiary of HK Wetouch;

●	“Qixun Samoa” is to Qixun Technology (Samoa) Limited, a limited liability company organized under the laws of Samoa and a shareholder of Wetouch holding 2,257,143 shares of the Company;

●	“Qihong Samoa” is to Qihong Technology (Samoa) Limited, a limited liability company organized under the laws of Samoa and a shareholder of Wetouch holding 4,497,143 shares of the Company;

●	All references to “RMB” or “Chinese Yuan” is to the legal currency of China;

●	All references to “U.S. dollars,” “dollars,” “USD” or “$” are to the legal currency of the United States; and

●	“Websites” are to our websites at www.wetouchinc.com and www.wetouch.com.cn, the latter of which is only accessible in PRC.

This Annual Report contains translations of certain RMB amounts into U.S. dollar amounts at specified rates solely for the convenience of the reader. The relevant exchange rates are listed below:

	For the year Ended December 31, 2020	For the Year Ended December 31, 2019
Period Ended RMB: USD exchange rate	6.5250	6.9618
Period Average RMB: USD exchange rate	6.9042	6.9081

Numerical figures included in this Annual Report have been subject to rounding adjustments. Accordingly, numerical figures shown as totals in various tables may not be arithmetic aggregations of the figures that precede them.

For the sake of clarity, this Annual Report follows the English naming convention of first name followed by last name, regardless of whether an individual’s name is Chinese or English. For example, the name of our Chairman will be presented as “Guangde Cai” even though, in Chinese, Mr. Cai’s name is presented as “Cai Guangde.”

We have relied on statistics provided by a variety of publicly-available sources regarding China’s expectations of growth. We did not, directly or indirectly, sponsor or participate in the publication of such materials, and these materials are not incorporated in this Annual Report other than to the extent specifically cited herein. We have sought to provide current information in this Annual Report and believe that the statistics provided in this Annual Report remain up-to-date and reliable, and these materials are not incorporated in this Annual Report other than to the extent specifically cited in this Annual Report.

PART I

ITEM 1. BUSINESS

Introduction

We were originally incorporated under the laws of the state of Nevada in August 1992. On October 9, 2020, we entered into a share exchange agreement (the “Share Exchange Agreement”) with BVI Wetouch, and all the shareholders of BVI Wetouch (each a “Shareholder” and collectively the “Shareholders”), to acquire all the issued and outstanding capital stock of BVI Wetouch in exchange for the issuance to the Shareholders an aggregate of 28 million shares of our common stock (the “Reverse Merger”). The Reverse Merger closed on October 9, 2020. Immediately after the closing of the Reverse Merger, we had a total of 31,396,394 issued and outstanding shares of common stock. As a result of the Reverse Merger, BVI Wetouch is now our wholly-owned subsidiary.

Through our wholly-owned subsidiaries, we are engaged in the research, development, manufacturing, sales and servicing of medium to large sized projected capacitive touchscreens. We specialize in large-format touchscreens, which are developed and designed for a wide variety of markets and used in the financial terminals, automotive, POS, gaming, lottery, medical, HMI, and other specialized industries. Our product portfolio comprises of medium to large sized projected capacitive touchscreens ranging from 7.0 inch to 42 inch screens. In terms of the structures of touch panels, we offer (i) Glass-Glass (“GG”), primarily used in GPS/car entertainment panels in mid-size and luxury cars, industrial HMI, financial and banking terminals, POS and lottery machines; (ii) Glass-Film-Film (“GFF”), mostly used in high-end GPS and entertainment panels, industrial HMI, financial and banking terminals, lottery and gaming industry; (iii) Plastic-Glass (“PG”), typically adopted by touchscreens in GPS/entertainment panels motor vehicle GPS, smart home, robots and charging stations; and (iv) Glass-Film (“GF”), mostly used in industrial HMI.

Effects of COVID-19

The COVID-19 pandemic and resulting global disruptions have affected our businesses, as well as those of our customers and suppliers. To serve our customers while also providing for the safety of our employees and service providers, we have modified numerous aspects of our logistics, transportation, supply chain, purchasing, and after-sale processes. Beginning in 2020, we made numerous process updates across our operations worldwide, and adapted our fulfillment network, to implement employee and customer safety measures, such as enhanced cleaning and physical distancing, personal protective gear, disinfectant spraying, and temperature checks. We will continue to prioritize employee and customer safety and comply with evolving state and local standards as well as to implement standards or processes that we determine to be in the best interests of our employees, customers, and communities.

Due to the COVID-19 pandemic, our subsidiary Sichuan Wetouch was temporarily shut down from early February 2020 to early March 2020 in accordance with the requirement of the local governments. Our business was therefore negatively impacted and generated lower revenue and net income in 2020. Revenues were $31.3 million for the year ended December 31, 2020, a decrease of $8.7 million, or 21.8%, compared to $40 million in the same period of last year. The decrease in revenues for the year ended December 31, 2020 was mainly due to the loss of one major customer and the impact of COVID-19 pandemic. The extent of the impact of COVID-19 on the Company’s results of operations and financial condition will depend on the virus’ future developments, including the duration and spread of the outbreak and the impact on the Company’s customers, which are still uncertain and cannot be reasonably estimated at this point of time.

Corporate History and Structure

Initially incorporated in August 1992 in Nevada, Gulf West Investment Properties, Inc. was dormant and had no operations for the several years. On February 26, 2019, the Eighth Judicial District Court in and for Clark County, Nevada, Case No. A-19-787151-B, appointed Custodian Ventures LLC, an affiliate of David Lazar, as custodian of the Company (the “Custodian”). Mr. Lazar was appointed as the sole officer and director of the Company. On March 11, 2019, 1,714,286 shares of common stock of the Company were issued to the Custodian in consideration for the payment of cash and the issuance of a promissory note by the Custodian to the Company. Effective as of June 11, 2019, the court discharged the Custodian’s duties.

On June 18, 2020, we consummated the transactions contemplated by a Stock Purchase Agreement among the Company, the Custodian, Qixun Samoa and Qihong Samoa (Qixun Samoa and Qixun Samoa are referred to as the “Buyers”). Pursuant to the Stock Purchase Agreement, the Buyers acquired all of the 1,714,286 shares of the Company owned by the Custodian, representing 50.47% of the issued and outstanding shares of the Company. The Custodian and the Company agreed to indemnify the Buyers from any liabilities of the Company occurring prior to June 18, 2020, and the promissory note issued by the Custodian to the Company was canceled. Immediately following the closing, David Lazar resigned as the sole officer and director of the Company and Jiaying Cai was appointed as president, secretary and treasurer of the Company and as the sole director.

Acquisition of BVI Wetouch

On October 9, 2020, we entered into a share exchange agreement (the “Share Exchange Agreement”) with BVI Wetouch and all the shareholders of BVI Wetouch (each, a “BVI Shareholder” and collectively the “BVI Shareholders”), to acquire all the issued and outstanding capital stock of BVI Wetouch in exchange for the issuance to the BVI Shareholders an aggregate of 28,000,000 shares of our common stock (the “Reverse Merger”). In the Reverse Merger, each ordinary share of BVI Wetouch was exchanged for 560 shares of common stock of Wetouch. Immediately after the closing of the Reverse Merger on October 9, 2020, we had a total of 31,396,394 issued and outstanding shares of common stock. As a result of the Reverse Merger, BVI Wetouch is now our wholly-owned subsidiary.

On October 12, 2020, Guangde Cai was appointed as an additional director and Chairman of the Company. On October 12, 2020, Mr. Zongyi Lian was appointed as president and chief executive officer of the Company, and Mr. Yuhua Huang was appointed as chief financial officer of the Company.

Wetouch Corporate History

BVI Wetouch, a BVI company was established on August 14, 2020 to acquire all the shares of Hong Kong Wetouch. On September 11, 2020, BVI Wetouch acquired all the outstanding shares of Hong Kong Wetouch from the shareholders of Hong Kong Wetouch in consideration of the payment of HK$10,000 pursuant to instruments of transfer in accordance with Hong Kong law. As a result of the acquisition, Hong Kong Wetouch became a wholly-owned subsidiary of BVI Wetouch. The shareholders of Hong Kong Wetouch became the shareholders of BVI Wetouch in said transaction, and therefore the shareholders who controlled Hong Kong Wetouch became the controlling shareholders of BVI Wetouch. See “Security Ownership of Certain Beneficial Owners and Management”.

Hong Kong Wetouch was incorporated on May 5, 2016 under the laws of Hong Kong. On July 19, 2016, Hong Kong Wetouch acquired all the shares of Sichuan Wetouch, a PRC company established in Meishan, Sichuan on May 6, 2011. As a result of the acquisition, Sichuan Wetouch became a wholly owned subsidiary of Hong Kong Wetouch.

As BVI Wetouch owns all the outstanding shares of Hong Kong Wetouch, which, in turn, owns all the outstanding shares of Sichuan Wetouch, the Company owns indirectly all the business of Sichuan Wetouch. As a result of the Reverse Merger in which the Company acquired all the outstanding shares of BVI Wetouch, Hong Kong Wetouch and Sichuan Wetouch become our indirect wholly-owned subsidiaries.

The Reverse Merger was accounted for as a recapitalization effected by a share exchange, wherein BVI Wetouch is considered the acquirer for accounting and financial reporting purposes. The assets and liabilities of BVI Wetouch have been brought forward at their book value and no goodwill has been recognized.

BVI Wetouch and its shareholders are not U.S. Persons (as that term is defined in Regulation S of the Securities Act of 1933, as amended (the “Act”)) and they acquired our shares in the Reverse Merger outside of the United States. In issuing the 28,000,000 shares of our common stock to the shareholders of BVI Wetouch, we claim an exemption from the registration requirements of the Act pursuant to Regulation S promulgated thereunder since, among other things, the offer or sale was made in an offshore transaction and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing. In addition, each recipient of the shares certified that she/he/it is not a U.S. person and is not acquiring the securities for the account or benefit of any U.S. person and agreed to resell such securities only in accordance with the provisions of Regulation S, pursuant to registration under the Act, or pursuant to an available exemption from registration; and agreed not to engage in hedging transactions with regard to such securities unless in compliance with the Act.

Name Change/Reverse Stock Split

Effective September 30, 2020, we changed our name from Gulf West Investment Properties, Inc. to Wetouch Technology Inc. by filing an Amended and Restated Articles of Incorporation with the Nevada Secretary of State to give effect to a name change. The Amended and Restated Articles also effectuated a reverse split of our authorized, issued and outstanding shares of common stock on a 70 for 1 new basis whereby each 70 shares of outstanding common stock was exchanged for one (1) share of new common stock (the “Reverse Split” and, for avoidance of doubt, all share amounts set forth herein shall be post Reverse Split unless otherwise specified) and, consequently, our authorized common stock increased to 300,000,000 shares of common stock and 10,000,000 shares of preferred stock, and our then issued and outstanding common shares decreased from 237,742,066 to 3,396,394 shares, all with a par value of $0.001. All share and per share numbers relating to our common stock prior to the effectiveness of the Reverse Split have been adjusted to give effect to the Reverse Split.

As a result of the name change of the company, we changed our trading symbol from “GLFW” to “WETH”.

Acquisition of HK Wetouch

HK Wetouch, an affiliate of Guangde Cai, our Chairman and Director, was incorporated on December 3, 2020 under the laws of Hong Kong. HK Wetouch was established to own all the outstanding shares of Sichuan Vtouch. which was incorporated on December 30, 2020 in Chengdu, Sichuan, under the laws of PRC.

On March 12, 2021, BVI Wetouch acquired all the outstanding shares of HK Wetouch from the sole shareholder of HK Wetouch, Guangde Cai, in consideration of the payment of HK$10,000 pursuant to instruments of transfer in accordance with Hong Kong law. As a result of the acquisition, HK Wetouch became a wholly-owned subsidiary of BVI Wetouch.

As BVI Wetouch owns all the outstanding shares of HK Wetouch, which, in turn, owns all the outstanding shares of Sichuan Vtouch, HK Wetouch and Sichuan Vtouch became our indirect wholly-owned subsidiaries.

The following diagram illustrates our current corporate structure:

Wetouch Technology Inc. ("Wetouch"),
a Nevada company
100%
Wetouch Holding Group Limited (" BVI Wetouch"),
a British Virgin Islands company
100%
100%
Hong Kong Wetouch Electronics Technology Limited
(香港偉易達電子科技有限公司)
("Hong Kong Wetouch"),
a Hong Kong company
Hong Kong Wetouch Technology Limited
(香港偉易達科技有限公司)
("HK Wetouch"),
a Hong Kong company
100%
100%
Sichuan Wetouch Technology Co., Ltd
(四川伟易达科技有限公司)
("Sichuan Wetouch"),
a People's Republic of China company
Sichuan Vtouch Technology Co., Ltd
(四川伟大奇科技有限公司)
("Sichuan Vtouch"),
a People's Republic of China company

SEC Filing Obligations

We became subject to the filing requirements of the Securities Exchange Act of 1934, as amended, as a result of our Form 10 being declared effective by the Securities and Exchange Commission (the “Commission”) on December 11, 2020.

We filed a Form S-1 registration statement with respect to the re-sale by 44 selling shareholders identified in the prospectus for an aggregate of 15,889,371 shares of common stock of the Company. The registration statement was declared effective by the Commission on January 7, 2021 (Registration No. 333-251845).

On February 15, 2021, we applied to the OTC Markets to have our shares quoted on the OTCQB. As of the date of this Annual Report, our OTCQB application is still pending OTC markets’ final review.

Recent Events

On March 16, 2021, Sichuan Wetouch entered into an Agreement of Compensation on Demolition (“Compensation Agreement”) with Sichuan Renshou Shigao Tianfu Investment Co., Ltd, a limited company owned by the local government (“Sichuan Renshou”), for the withdrawal of our right to use of state-owned land and the demolition of all buildings, facilities, equipment and all other appurtenances on such land located at No.29, Third Main Avenue, Shigao Town, Renshou County, Meishan City, Sichuan, China (“Property”). The Property, all buildings, facilities, equipment and all other appurtenances on the Property are collectively referred to as “Properties”. The Compensation Agreement was executed and delivered as a result of guidelines (the“Guidelines”) published by the local PRC government with respect to local environmental issues and a national overall plan on Tianfu New District, Meishan City, Sichuan, PRC. In accordance with the Guidelines, a project named “Chaisang River Ecological Wetland Park” is under construction in the areas where the manufacturing facilities and properties of the Company are located. As a result, Sichuan Wetouch must relocate. In consideration for such relocation, the owner of the buildings on the state-owned land will be compensated.

Under the Compensation Agreement, based on an appraisal report issued by a mutual agreed upon appraiser, we will receive a total compensation of RMB115.2 million ($17.7 million), including a compensation of RMB100.2 million ($15.4 million) based upon the appraised value of the Properties plus an extra 15% relocation bonus of RMB15.0 million ($2.3 million) (“Compensation Funds”).

In order to minimize interruption of our business as a result of the Guideline and the Compensation Agreement, we have the right to lease back the Properties.

Pursuant to a Leaseback Agreement between Sichuan Vtouch and Sichuan Renshou dated March 16, 2021, we are entitled to lease back the Properties, commencing from April 1, 2021 until December 31, 2021, at a monthly rent of RMB300,000 ($46,154) for the operation of our business.

On March 18, 2021, Sichuan Wetouch received a total amount of RMB115.2 million ($17.7 million) as Compensation Funds from Sichuan Renshou ..

As of the date of this Annual Report, our use right to the Property was withdrawn by the local government and all ownership certificates pertaining to the buildings on the Property were returned to the local government for cancellation.

Accordingly, we are actively searching for an appropriate parcel in Chengdu Medicine City (Technology Park), Wenjiang District, Chengdu for the construction of our new production facilities and office buildings. At this time, we estimate our capital needs for this acquisition and construction will be approximately RMB170.0 million ($26.2 million), but there is no assurance that the estimated amount is sufficient to achieve our goals. We may need additional financing for our business development. In addition, we expect that this acquisition and construction will be completed prior to December 31, 2021, but there is no assurance and we may need extended time to achieve our business plan.

Business Overview

Through our indirect wholly-owned PRC subsidiaries Sichuan Wetouch and Sichuan Vtouch, we are engaged in the manufacturing, sales and servicing of medium to large sized projected capacitive touchscreens. We specialize in large-format touchscreens, which are developed and designed for a wide variety of markets and industries, including financial terminals, automotive, industrial HMI, POS, gaming, lottery, medical, and other specialized industries.

Our product portfolio comprises of medium to large sized projected capacitive touchscreens ranging from 7.0 inch to 42 inch screens. In terms of the structures of touch panels, we offer (i) Glass-Glass (“GG”), primarily used in GPS/car entertainment panels in mid-size and luxury cars, industrial HMI, financial and banking terminals, POS and lottery machines; (ii) Glass-Film-Film (“GFF”), mostly used in high-end GPS and entertainment panels, industrial HMI, financial and banking terminals, lottery and gaming industry; (iii) Plastic-Glass (“PG”), typically adopted by touchscreens in GPS/entertainment panels motor vehicle GPS, smart home, robots and charging stations; and (iv) Glass-Film (“GF”), mostly used in industrial HMI.

Maintaining the industry standards for product quality and sustainability is one of our core values. Touchscreens produced by the Company not only have long life span and are low maintenance, but also have strong anti-interference, anti-corrosion, multi-touch capability and high light-transmittance ratio and stability. We sell our products both domestically in China and internationally, covering major areas in China, including but not limited to the eastern, southern, northern and southwest regions of China, South Korea, Taiwan. We have shipped products to several European countries such as Spain and Germany and have established a strong and diversified client base.

As a high technology company, we have received certifications from domestic and international institutions, such as ISO9001 Quality Management Systems (QMS) Certification of Registration, ISO 14001 Environmental Management System (EMS) Certification of Registration, and RoHS SGS Certification (Restriction of Hazardous Substance Testing Certification).

Wetouch Business

Since inception in 2011, we have positioned ourselves in the professional touchscreen industry. Touchscreen is an input and output device and layered on top of an electronic visual display of an information processing system, allowing individuals to access information and interact with the device simply by touching the device’s screen with a finger or a specialized tool. Accordingly, the ease of use offered by touchscreen-based systems makes the systems well suited both for applications for the general public and for specialized applications for institutional users and trained computer users.

Although touchscreen has become mainstream only over the last decade, the concept of a touch-sensitive computer display was developed as early as 1965. Since the introduction of Apple’s iPhone in 2007, touchscreen technology has made rapid inroads into various electronics markets, with a number of other significant companies also incorporating this technology into their products (as opposed to using a mouse, keyboard, keypad or trackball). Viewed today as the most important tool to facilitate interaction between the individual and machine, touchscreen technology is now an integral part of a wide range of computing products.

Sichuan Wetouch obtained approximately $2.0 million from the provincial government in China and commenced production of capacitive touchscreens in September 2013. A capacitive touchscreen is a control display that uses the conductive touch of a human finger or a specialized device for input and output.

We generate revenues through sales of our various touchscreen products. For the year ended December 31, 2020 and 2019, we recognized approximately $31.3 million and $40 million, respectively, in revenues. As our products are medium and large size projected capacitive touchscreens, we believe that we will benefit from our position in the overall touchscreen market.

Products

We offer medium to large sized projected capacitive touchscreens, which can be categorized as set forth below:

Product Type	Description	Application
Product type G+G	This is a double glass layer product, with a Solid clear adhesive (SCA) between a layer of conductive glass and a layer of tempered glass. This type of touch screen has the advantage of being able to be easily manufactured, with relatively low cost. However, products of this type in large sizes will require a greater degree of signal penetration and long distance transmission technology which will be more technically challenging to achieve.	Medium and high end GPS/car entertainment, finance, POS and lottery machines.
Product type G+F+F	This product uses a double layer of conductive films, with an optically clear adhesive (OCA) between a layer of a tempered glass. The product’s functionality comes from the interaction between the multiple layers of conductive film and glass, which does not require extensive coating, lithography and etching. This type of product is anti- explosive and has relatively low manufacturing cost. However, products of this type in large sizes will require greater degree of signal penetration and long distance transmission technology which will be more technically challenging to achieve.	Financial, gaming and lottery, and medical industries
Product type P+G	This product uses a layer of conductive glass, with an optically clear adhesive (OCA) between a layer of surface intensify PMMA (Poly Methyl methacrylate acid). The product’s functionality relies on the interaction between the layers of conductive glass. Like the G+F+F type, this product does not require extensive coating, lithography and etching and has relatively low manufacturing cost.	Motor vehicle GPS, smart home, robots and charging stations
Product type G+F	This product uses a layer of conductive film, with an optically clear adhesive (OCa) between a layer of tempered glass. The product’s functionality relies on the interaction between the layers of conductive glass. Like the G+F+F type, this product does not require extensive coating, lithography and etching and has relatively low manufacturing cost.	Industrial HMI

As of December 31, 2020, product types G+F+F and G+G constitute our main stream products, accounting for approximately an average of 42.08% and 51.53%, respectively, of our total revenues, with product types P+G and G+F and other raw materials accounting for 4.26%, 2.10% and 0.03%, respectively, of our total revenues. As of December 31, 2019, product types G+F+F and G+G constitute our main stream products, accounting for approximately an average of 42.93% and 47.96%, respectively, of our total revenues, with product types P+G and G+F accounting for an average of 6.27% and 2.84%, respectively, of our total revenues.

Applications of the Company’s Products

Our products are used and applied in the production of a variety of products in a wide range of industries. Our products’ areas of common application are set out below.

Point of Sale (“POS”) Machines

POS machines, or point of sale machines, are used in a variety of retailers, including in department stores, supermarkets, convenience stores, boutiques, restaurants, hotels, banks, logistics, telecommunication and other service industries. Due to the frequent use of touchscreens on POS machines, Wetouch has adopted the use of high-end materials which give its products’ a competitive advantage through their anti-scratch, high temperature resistance and long use life qualities.

Car Navigators and Entertainment Systems

Touchscreen products for car navigation and entertainment systems take advantage of the popularity of touchscreen consoles in motor vehicles. Wetouch touchscreens are particularly suitable for motor vehicles GPS and entertainment systems, due to their resistance to temperature variation. These touchscreens may be used in both inbuilt and external car systems.

ATM Machines and Other Financial Machines

ATMs and other similar machines use touchscreens or have a touchscreen function. The touchscreens need to have high-endurance capacities as they are used by the general public and are often located outdoors, such that these screens must withstand weathering. Wetouch’s products are particularly suited to use in these machines as they are highly durable.

Industrial Equipment

Touchscreens in the industrial sector have broad application, and play an important role in industrial HMI. Industrial HMI systems and equipment often require touchscreen functions. These touchscreens must be resistant to interference, stable and have good touch sensitivity. Wetouch’s products fully meet these requirements, being temperature variation resistant, dustproof and waterproof.

Gaming Machines

The new generation of gambling machines are commonly adopting a touchscreen function. Gaming machines with a touchscreen function provide an enhanced experience for uses via multi-touch sensory touch systems. Wetouch’s products are therefore popular amongst gambling machine manufacturers.

Lottery Machines

The self-service lottery ticket vending machine is provided with an operator-oriented touch display device, an input device, a modem, a cash register, printer and security authentication function. The touchscreen display facilitates easy and user-friendly operation of the lottery machine.

Ticket Machines and Kiosks

Self-service ticket machines and kiosks contain touchscreen interfaces which are durable and have a long use life. These self-service machines are used in daily lives, and as such there is a continuous demand for high quality and effective touchscreens. Wetouch’s products are widely used in these ticketing machines and kiosks.

For the year ended December 31, 2020, we had approximately $10.2 million in revenues generated from the sales of automotive touchscreens, accounting for 32.7% of our total revenues, with industrial HMI touchscreens accounting for 20.1%, gaming touchscreens accounting for 14.9%, POS touchscreens for 13.2%, multi-functional printer touchscreens for 9.3%, medical touchscreens for 9.7% and other touchscreen products (applied in financial terminals, ticket vending machines, and self-service kiosks, etc.) accounting for 0.1% of our total revenues. For the year ended December 31, 2019, we had approximately $15.8 million in revenues generated from the sales of automotive touchscreens, accounting for 39.6% of our total revenues, with industrial HMI touchscreens accounting for 18.6%, gaming touchscreens accounting for 17.6%, POS touchscreens accounting for 9.9%, multi-functional printer touchscreens accounting for 8.2%, medical touchscreens for 5.5% and other touchscreen products (applied in financial terminals, ticket vending machines, and self-service kiosks, etc.) accounting for 0.6% of our total revenues.

Our Suppliers

We have no supply agreements with our suppliers. We can utilize any supplier we determine and there are no minimum purchase requirements when we place orders with our suppliers.

We place purchase orders with suppliers of raw materials for the production of our products. In the past two and half years, we have entered into over twelve thousand purchase orders. The general terms of the purchase order include:

○	The product name, specification, quantity, price, order amount and delivery date are specified in each order.
○	Delivery method, packaging, inspection, breach terms and dispute resolution are determined in accordance with each order.
○	Payment terms are specified in each order.
○	The products supplied must adhere to the nationally prescribed quality standards or industry standards. Each product order must be accompanied by the supplier’s product quality certification.
○	The supplier will unconditionally accept returns and refund in full the purchase price for the products or make replacements if the products supplied do not meet industry or nationally prescribed quality standards, are damaged or significantly different than the same product.

As of December 31, 2020, we have a total number of 113 suppliers. We do not consider any of our suppliers to be material to our business and we can utilize any supplier we determine at our sole discretion. Although we can utilize any supplier we determine, we believe that we established healthy and stable relationships with our significant suppliers. These suppliers, in the aggregate, accounted for over 30% of our raw material purchases both for the year ended December 31, 2020 and 2019. For the year ended December 31, 2020 and 2019, three suppliers Sichuan Jiahai Trading Co., Ltd, Xiamen Baijun Photoelectric Technology Co., Ltd, and Zhuhai Super-Win Electronics Technology Co., Ltd, in the aggregate accounted for approximately 37.5% and 34.9%, respectively, of our total raw material purchases. We have no supply agreements with any of them and all of our raw material procurement with them are processed through our own purchase orders. There are no minimum purchase requirements with any of our suppliers, including these three significant ones.

These purchase order forms with our significant suppliers contain the following identical material terms:

○	The product name, specification, quantity, price, order amount and delivery date are specified in each order.

○	Delivery method, location and transportation fee arrangements, packaging, payment terms, breach terms and dispute resolution are specified in each order.

○	Suppliers are responsible for shipment fees and all risks of products in transit.

○	Inspection standards are specified in each order. The products supplied must adhere to the nationally prescribed quality standards or industry standards, or sample specifications confirmed by the parties. The Company is entitled to request replacement or order cancellation if the supplied raw materials fail to pass the inspection.

○	Except for force majeure, any party in breach of the order terms is obligated to pay 20% of the contract amount as liquidated damages.

Marketing and Sales

The Company has adopted a made-to-order production model as follows:

This process is subject to continuous review and monitoring by the management team in consultation with engineers, electricians and other technical experts to ensure that finished products are of the highest quality and meet customer requirements and ISO9001 Quality Management Systems (QMS) standard.

In order to the maintain product safety and a high standard of product quality, the Company implements a strict set of quality control policies and inspection protocols. These policies and protocols are enforced by the Company’s senior management and officers along every step of the production to post-production process. Their management guidelines along with key company quality policies are set out below:

The Company has strict production standards in place that governs what constitutes acceptable quality for its products. This ensures that the Company’s products fulfill product certification standards. The production team adheres to the following criteria when making its product standard assessment:

Item	Industry Standards	Wetouch’s Standards
Reaction time	Less than or equal to 5 milliseconds	Less than or equal to 5 milliseconds
Surface hardness	6H	7H~9H
Operational temperature	0~70 degrees Celsius	-30~80 degrees Celsius
EsD requirement	6~12KV	8~15KV
Transparency	86%	88%
Touch conditions	Normal touch and ordinary conditions	Waterproof and anti-saline solution and anti-corrosion and Anti interference

The products are inspected before they are delivered and sold to our customers. All products must pass the following inspections:

●	Cosmetic inspection: conducted under optimum temperatures (20-22 degrees Celsius) and white fluorescent lighting. The product is observed by the naked eye to spot for any defects, scratches and cracks, panel discoloration, opacity, foreign fibers and spots. The Company has in place quantitative standards with respect to each of these areas to determine the level of cosmetic acceptability.
●	Function tests: all products undergo functionality testing. Touchscreen products are connected electronically via standard cabling systems to computers, to measure and test for effective functionality and to screen for any abnormalities.
●	Stress testing: all products undergo product stress testing by being subject to humidity, temperature and corrosion stress testing. The products are tested for their functionality in high and low humidity environments as well as in extreme temperatures. The products are inspected to determine whether damage or physical change is caused by exposure to high and low temperatures.
●	Third party organizations are engaged to conduct independent testing for hazardous substances. The products are also tested for their corrosive resistance to saline solutions.

The Company’s products are produced to order and are marketed directly by its own sales personnel. The Company does not rely on distributors to sell its products.

Customers

We have five (5) customers accounting for more than 10% of our revenues in both 2019 and 2020. For the year ended December 31, 2020, we had a total number of 32 customers. Our top five customers, namely (1) Siemens Industrial Automation Products (Chengdu) Co., Ltd., (2) E-Lead Electronic Co. Ltd., (3) MultimediaLink Inc., Shenzhen Soling Industrial Co., Ltd., (4) Shanghai Sigang Electronics Co., Ltd., and (5) Suzhou Weinview Co., Ltd., accounted for 17.84%, 15.94%, 14.63%, 12.74% and 12.16%, respectively, of our total revenues. For the year ended December 31, 2019, we have a total number of 35 customers, and our top five customers were (1) MultimediaLink Inc., (2) E-Lead Electronic Co. Ltd., (3) Siemens Industrial Automation Products (Chengdu) Co., Ltd., (4) Shenzhen Soling Industrial Co., Ltd., and (5) Suzhou Weinview Co., Ltd., accounted for 16.69%, 16.58%, 13.02%, 12.53% and 11.54%, respectively, of our total revenues. Each of our agreements with these customers are subject to the similar terms of the framework agreements described below.

The material terms of the sales framework agreements with our top five customers provide:

○	The term of each sales framework agreement is five (5) years, which may be renewed by a separate agreement upon expiration.

○	Annual minimum purchase amount for period from January 1 to December 31 each year.

○	Due to the annual increase of labor costs and other factors that may affect the Company’s business, the unit price of the same product will be increased by 5% annually.

○	Customer payment period is within 3 months upon delivery of the products and shall make full payments of previous purchase order first before our delivery of products included in their next purchase order. We are entitled to suspend delivery of products and receive a late fee of 0.3% per day for each and every day delays of payment by customer after their receipt of payment notice. If customer refuses to make payments after thirty (30) days of receipt of payment notice, we have the right to bring a lawsuit against customer in the competent court.

○	Customer’s obligation to provide technique requirements for the purchased products and except for quality issues, no returns of the products in line with customers designated techniques are allowed.

○	We are required to provide products to customers pursuant to the delivery date, quantity and technique, requirements included in the purchase orders and shall negotiate with customers if we are unable to so provide. Failure to make prior negotiation thus causing losses to customers, we are responsible for a late charge of 0.3% per day for each and every day delay of delivery.

○	Customers are entitled to compensation of losses due to our failure to provide after-sale services.

○	Any violation of the terms of the agreements may result in the termination of the agreements and the breaching party shall be responsible for all economic losses.

Minimum Purchase Requirements

Although the material terms of our sales framework agreements with our major customers are identical, the minimum purchase amount differ depending on the particular customer. If the customer fails to purchase the minimum purchase amount in the applicable agreement, the price charged for our products will increase by at least 10% when the agreements are renewed after the term. For MultimediaLink Inc. and E-Lead Electronic Co. Ltd., the minimum purchase amounts are as follows: $6 million for 2019, $7.5 million for 2020, $8.5 million for 2021, $9.5 million for 2022, and $10.5 million for 2023. For Shenzhen Soling Industrial Co., the minimum purchase amounts are approximately $7.8 million for 2019, $9.2 million for 2020, $10.7 million for 2021, $11.4 million for 2022, and $12.1 million for 2023. For Suzhou Weinview Co., Ltd., the minimum purchase amounts are approximately $5.0 million for 2019, $6.4 million for 2020, $7.8 million for 2021, $9.0 million for 2022, and $10.0 million for 2023. For Siemens Industrial Automation Products (Chengdu) Co., Ltd. the minimum purchase amounts are approximately $5.7 million for 2019, $7.1 million for 2020, $8.3 million for 2021, $9.2 million for 2022, and $10.2 million for 2023. For Shanghai Sigang Electronics Co., Ltd., the minimum purchase amounts are approximately $5.7 million for 2019, $7.1 million for 2020, $8.3 million for 2021, $9.2 million for 2022, and $10.0 million for 2023.

In 2019, we have supplemental agreements to our sales framework agreements with five (5) customers, namely (1) MultimediaLink Inc., (2) Shenzhen Soling Industrial Co., Ltd., (3) E-Lead Electronic Co. Ltd., (4) Suzhou Weinview Co., Ltd. and (5) Omron (Guangzhou) Automotive Electronics Co., Ltd. Pursuant to these supplemental agreements, the above five customers were entitled to receive 5% concessions from the total purchases they made to us. As a result of these concessions, the above customers received concessions totaling an aggregate of approximately $0.75 million for the year ended December 31, 2019.

In 2020, we have supplemental agreements to our sales framework agreements with four (4) customers, namely (1) MultimediaLink Inc., (2) E-Lead Electronic Co. Ltd., (3) Suzhou Weinview Co., Ltd. and (4) Omron (Guangzhou) Automotive Electronics Co., Ltd. Pursuant to these supplemental agreements, the above four customers were entitled to receive 5% concessions from the total purchases they made to us. As a result of these concessions, the above customers received concessions totaling an aggregate of approximately $0.95 million for the year ended December 31, 2020.

As of December 31, 2020, other than as provided above, we did not provide any concession to any other customers.

For the years ended December 31, 2020 and 2019, we did not provide any extended payment terms to any of our customers. Our customers are required to make full payment within three to five months from delivery date, although our typical payment term is 180 days from delivery. As a result of the COVID-19 outbreak in January 2020, collection activities from some of our customers affected by the pandemic resulted in longer payment terms. We impliedly granted extended payment terms until December 31, 2020 to some of our customers. As of December 31, 2020, we collected all overdue accounts receivable by the end of this year and resumed our typical payment term.

We source our customers through multiple channels: (i) from our own research through Search Engine Optimization (“SEO”) and outreach, (ii) through referrals from our present customers, (iii) through our Websites; and (iv) through industry exhibitions/expos.

Our main target markets are economically developed countries and regions, including eastern, southern, northern and southwest regions of China, South Korea, Spain and Germany. We believe that we have established a strong client base, including global well-known institutional customers. Overseas sales were $9.9million in 2020 as compared to $13.5 million in 2019.

We target these overseas customers mainly via our online marketing efforts. In order to market our products, occupy more market share and secure more quality customer, we frequently participate in, and promote our products at, specific touchscreen technology exhibitions held internationally.

We have sales framework agreements with our major customers and direct purchase orders with our other customers. In the past three years, we have entered into approximately 893 orders under both sales framework agreements and through direct purchase orders.

The key terms of the framework agreements provide:

○	The designated product and scope of services, including but not limited to the latest product brochure, product testing, installation and other support services.
○	Price base and price annual increase, and annual minimum purchase amount.
○	Delivery and quantity subject to purchase order.
○	Delivery method and payment terms.
○	The term of the sales framework agreement, usually five (5) years.
○	After-sale services, technique support and quality guaranty of three (3) years from delivery date.
○	Liability of the parties, including customer’s liability of providing product technique requirements to us, if any.
○	Breach of contract terms, including a late charge of 0.3% per day on our part for each and every date delay of delivery, our entitlement to suspend delivery of products and a late fee of 0.3% per day for each and every day delays of payment by customer after their receipt of payment notice.

Pursuant to these agreements, we are obligated to pay a late charge of 0.3% per day for each and every date we delay delivery of our products without advance negotiations and thus cause losses to our customers; and provide after-sale services to our customers and compensate their losses if we fail to provide such services. Any violation of the terms of these agreements could result in the termination of the agreements and we may be responsible for all economic losses.

The key terms of the purchase order provide:

○	The product name, specification, quantity, price, order amount and delivery date are specified in each order.
○	Delivery method and packaging requirements are specified in each order
○	Payment terms are specified in each order.
○	Breach of order terms by customers in some orders.
○	Guaranty terms in some orders.

Pursuant to the purchaser orders, either through frame agreements or direct orders, we are obligated to provide 1) products per the specific requirements of the orders, and 2) unconditional defect guaranty for our products. Any violation of the order terms may result in termination of the orders or replacement of our products.

As of the date of the Annual Report, we never violated any framework agreements or purchase orders and therefore never incurred any economic losses as a result of our agreements; no penalty has ever been incurred by us due to our delay of delivering products and we always comply with all terms set forth in the frame agreements and purchase orders.

For the year ended December 31, 2020, the revenues generated from our domestic customers amounted to approximately $21.4 million, constituting approximately 68.4% of our total revenues, with overseas customers accounting for approximately $9.9 million, constituting approximately 31.6% of our total revenues, respectively. For the year ended December 31, 2019, the revenues generated from our domestic customers amounted to approximately $26.5 million, constituting approximately 66.2% of our total revenues. Revenues generated from our overseas customers amounted to approximately $13.5 million, constituting approximately 33.8% of our total revenues.

Seasonality of Business

There is no significant seasonality in our business.

Inventory

Inventory consists of raw materials, work-in-process and finished goods. Because a large percentage of the Company’s orders require products to be shipped in the same quarter in which the order was received, and because orders in the inventory may be canceled and delivery schedules may be changed, the Company’s inventory at any particular date is not necessarily indicative of actual sales for any succeeding period.

Research and Development

The Company is committed to its own research and development projects as well as partnership initiatives in order to continuously and systematically upgrade its touchscreen technology. The Company currently employs 6 people in its R&D department.

Intellectual Property

Our business is dependent on a combination of trademarks, patents, domain names, trade names, trade secrets and other proprietary rights in order to protect our intellectual property rights. As of the date of this Annual Report, we have one registered trademark in mainland China and one registered trademark in Australia, and ten registered patents in the PRC.

Trademarks

Set forth below is a detailed description of our current trademarks:

Country	Trademark	Application Date	Registration Number	Registration Date	Classes	Assignment Application Number	Assignor	Assignee	Status
China	WeTouch *	09/28/2011	10019079	01/28/2013	9	20210000091399	Sichuan Wetouch	Sichuan Vtouch	Registered
Australia	WeTouch		1796442		9, 42				Registered

*On February 24, 2021, the trademark “WeTouch” registered with the Trademark Office of China National Intellectual Property Administration (“Trademark Office”) was assigned from Sichuan Wetouch to Sichuan Vtouch with the Application No.20210000091399, pending assignment approval of Trademark Office.

Patents

Set forth below is a detailed description of our current registered patents:

Patent Certificate No.	Patent No.	Patent Name	Patent Application Date	Patent Type	Patent Term	Owner	Status
2223457	ZL201120357438.7	Low cost capacitive touchscreen	09/22/2011	Utility Model	10 years from Patent Application Date	Sichuan Wetouch	Registered
2235518	ZL201120357365.1	Capacitive touchscreen uneasily affected by external interference	09/22/2011	Utility Model	10 years from Patent Application Date	Sichuan Wetouch	Registered
3700175	ZL201420086995.3	Dispenser tube support structure	02/28/2014	Utility Model	10 years from Patent Application Date	Sichuan Wetouch	Registered
3701522	ZL201420084742.2	Antistatic capacitive touchscreen	02/27/2014	Utility Model	10 years from Patent Application Date	Sichuan Wetouch	Registered
3703829	ZL201420084735.2	Anti-electromagnetic interference capacitive touchscreen	02/27/2014	Utility Model	10 years from Patent Application Date	Sichuan Wetouch	Registered
3704079	ZL201420084741.8	High sensitive and projected capacitive touchscreen	02/27/2014	Utility Model	10 years from Patent Application Date	Sichuan Wetouch	Registered
3704825	ZL201420087006.2	Compression panels of screen laminating machines	02/28/2014	Utility Model	10 years from Patent Application Date	Sichuan Wetouch	Registered
6146599	ZL201620733872.3	Cooling capacitive touchscreen	July 13, 2016	Utility Model	10 years from Patent Application Date	Sichuan Wetouch	Registered
6204352	ZL201620734173.0	OGS Touchscreen	July 13, 2016	Utility Model	10 years from Patent Application Date	Sichuan Wetouch	Registered
6387677	ZL201620733760.8	Size-adjustable universal type capacitive touchscreen	July 13, 2016	Utility Model	10 years from Patent Application Date	Sichuan Wetouch	Registered

On March 9, 2021, we applied for four (4) patents with the Patent Office of China National Intellectual Property Administration (“Patent Office”). As of the date of this Annual Report, they are still pending.

Set forth below is a detailed description of our pending patents:

Patent Application No.	Patent Name	Patent Application Date	Patent Type	Patent Applicant	Status
202120500187.7	Low cost anti-rupture projected capacitive touchscreen	03/09/2021	Utility Model	Sichuan Vtouch	Pending
202120500188.1	High performance and anti-electromagnetic radiation projected capacitive touchscreen	03/09/2021	Utility Model	Sichuan Vtouch	Pending
202120500155.7	Full-lamination projected capacitive touchscreen	03/09/2021	Utility Model	Sichuan Vtouch	Pending
202110256476.1	Anti-scratch glass structure capacitive touchscreen	03/09/2021	Invention	Sichuan Vtouch	Pending

Patents registered in China cannot be enforced in other jurisdictions to which the Company supplies its products. We currently have registered patents only in China. We plan to submit patent registration applications in our target market jurisdictions including United States, Europe, Australia, Japan, Korea, Taiwan, India and Russia. The estimated costs for these patent registrations would be approximately $160,000. We estimate that it may take two to three years to obtain the patent registrations in above countries.

Environmental Issues

Our business in China is subject to various pollution control regulations in China with respect to noise, water and air pollution and the disposal of waste. Specifically, the major environmental regulations applicable to us include the PRC Environmental Protection Law, the PRC Law on the Prevention and Control of Water Pollution, the PRC Law on the Prevention and Control of Air Pollution, the PRC Law on the Prevention and Control of Solid Waste Pollution, and the PRC Law on the Prevention and Control of Noise Pollution.

We originally received Pollutant Discharge Permit from Renshou County environmental protection agency which expired on May 15, 2019. Pursuant to a Statement on Change of Pollutant Discharge Permit to Stationary Pollution Source Registration Form dated September 1, 2020, the environmental protection system in Renshou County, Sichuan, was changed from permission to registration due to local administrative division change. Therefore, upon submission of all required documentation, we are registered under the new system by issuance of Stationary Pollution Source Registration Form.

The Company is not aware of any investigations, prosecutions, disputes, claims or other proceedings in respect of environmental protection, nor has the Company been punished or can foresee any punishment to be made by any environmental administration authorities of the PRC.

Competitive Strength

We are dedicated to the production of high quality products that are tailored to the customers’ requirements and commercial needs. Our competitive strengths include:

●	Our economy of scale lowers our cost and appeals to big clients with large quantity purchase orders;
●	Our centralized manufacturing facility enables us to product all different products within the same location with consistent batch consistency and quality assurance;
●	Our proprietary technology allows us to produce touchscreens with high light-transmittance ratio and stability, low maintenance with minimal or no need of recalibration after production, long life span, anti-interference, anti-corrosion and multi-touch capability, supporting up to 20 points of contact with the screen and 20 gestures, and in different structures and sizes for a wide range of different applications.

Our Growth Strategies

We will continue to adhere to our business principles of providing high quality and safe products to our consumers and promoting social responsibility. We believe that our pursuit of these goals will lead to sustainable growth driven by our capacity expansion based on market demand, solidify our position in the industry, and create long-term value for our shareholders, employees and other stakeholders.

Improve existing technology. We intend to improve our existing technology and occupy more market share. Our products are categorized into the following three main structures: GG (Glass + Glass), GFF (Glass + Film + Film), and PG (Plastic Glass). GG is mainly used in automobile and banking & finance industry. We plan to make technological improvements on GG structure and mainly focus on improving its production capability and delivering quality products for brand customers. GFF is mostly applied in industrial HMI, lottery and gaming industry. We plan to continue to concentrate on high-end industrial HMI products. PG is primarily employed in smart home, robots and charging stations industry. We plan to upgrade the production line of PG to improve its production capability and make it more adaptable to changes in product size. We have developed the industry 4.0 intelligent system, which are still under testing as of the date of this Annual Report. Upon successfully passing the testing and registering the patent, we plan to apply it to all kinds of manufacture industries. As of the date of this Annual Report, we have sufficient funds to effectuate those plans.

Solidify our industry position by gaining additional market share. Our goal is to strengthen our market position and accelerate our expansion by expanding our scale and gaining additional market share. We plan to increase investment in our business and expand our production capacity through horizontal or vertical acquisitions, strategic partnership and joint venture. We plan to invest additional capital in technology research and development and acquiring new equipment to increase production capacity. In addition, we plan to participate in more expos or exhibitions domestically and internationally. With more exposure and promotion, our product and brand will be better recognized. Currently we have no agreements or letters of intent for any acquisitions, partnerships or ventures.

Uphold our commitment to product quality. We intend to uphold our commitment to product quality to ensure consistently high standards throughout our operations. We intend to achieve greater traceability of our products and maintain the highest quality standards in all of our business units. To this end, we plan to continue to maintain our quality monitoring systems across the entire operation by strictly selecting suppliers and meeting client’s technology requirements, closely monitoring quality, keeping records of everyday operations, and complying with the national and local law and regulations on product quality, employees, environment sustainability. We believe such practice largely conform with industry’s best practice in China.

Expand our sales and distribution network. We hope to expand our sales and distribution network to penetrate new geographic markets, further gaining market share in existing markets and accessing a broader range of customers. We will continue to expand our sales network, leveraging our local resources to quickly enter new markets, while also minimizing requirements for capital outlay. We plan to focus on brand clients and concentrate on high-end industry such as industrial HMI, banking and finance, medical instruments, military, aviation, POS and increase our presence in both new and existing markets.

Enhance our ability to attract, incentivize and retain talented professionals. We believe our success greatly depends on our ability to attract, incentivize and retain talented professionals. With a view to maintaining and improving our competitive advantage in the market, we plan to implement a series of initiatives to attract additional and retain mid- to high-level personnel, including formulating a market-oriented employee compensation structure and implementing a standardized multi-level performance review mechanism.

Competition

The markets for touchscreen products are highly competitive and subject to rapid technological change. The Company believes that the principal competitive factors in its markets are product characteristics such as touch performance, durability, optical clarity and price, as well as supplier characteristics such as quality, service, delivery time and reputation. The Company believes that it competes favorably with respect to these factors, although there can be no assurance that the Company will be able to continue to compete successfully in the future.

In spite that touchscreen products are highly competitive as a whole, we face few competition as we produce medium to large size touchscreens which are specially tailored to certain industries, such as industrial HMI, gaming, financing, lottery, automotive, medical, and POS, etc., and requires more stable supply, longer guaranty and life span, compared with small size touchscreens which is characteristic with shorter life cycle and guaranty but more demand in quantity.

We believe the following companies may be our competitors:

Apex Material Technology Corp., founded in 1998, is committed to the development and innovation of resistive and projected capacitive (PCI or PCAP) total touch solutions. With its headquarter based in Keelung, Taiwan and a subsidiary located in Milwaukee, Wisconsin, it designs and manufactures advanced high-performance touch products for industrial and medical applications. Compared with us, although it has longer history and geographical advantage, it mainly focuses on resistive touch panels and recently started production of capacitive touchscreens which are mostly applicable to industrial HMI and medical industry, while our products are more widely used in a variety of industries.

Elo Touch Systems Inc., based and headquartered in the United States, has a history of over 40 years for the production of touchscreens. Its product portfolio includes a broad selection of interactive touchscreen displays from 10-70 inches, all-in-one touchscreen computers, OEM touchscreens and touchscreen controllers and touchscreen monitors. Compared with us, although it has a longer history and geographical advantage when it comes to the competition for U.S. customers and other international customers, it just starts the production of capacitive touchscreens which are mostly applicable to POS and inquiry machines while our products are more widely used in a variety of industries.

AbonTouch System Inc, established in 2005, mainly focuses on manufacturing and sales of mid to large size (7”~86”) of “Projective Capacitive Sensor”, (7”~21.5”) of “Five-Wire Resistive Zero-Bezel Touch Panel and (5”~21.5”) of “Five- Wire Resistive Touch Panel”. Compared with us, although it has a longer history and geographical advantage, it mainly focuses on resistive touch panels and just started production of capacitive touchscreens which are mostly applicable to POS, inquiry machine and industrial HMI, while our products are more widely used in a variety of industries.

Employees

As of the date of this Annual Report, we have a total of 124 employees. We have no part time employees or independent contractors.

As required by regulations in China, we participate in various employee social security plans that are organized by local governments, including pension, unemployment insurance, childbirth insurance, work-related injury insurance, medical insurance and housing insurance. We are required under Chinese law to make contributions to employee benefit plans at specified percentages of the salaries, bonuses and certain allowances of our employees, up to a maximum amount specified by the local government from time to time.

Our employees are not represented by a labor organization or covered by a collective bargaining agreement. We believe that we maintain a good working relationship with our employees and to date, we have not experienced any significant labor disputes.

Regulations

Overview

We operate our business in the PRC under a legal regime consisting of the National People’s Congress, which is the country’s highest legislative body, the State Council, which is the highest authority of the executive branch of the PRC central government, and several ministries and agencies under its authority, including the Ministry of Industry and Information Technology, State Administration for Industry and Commerce (“SAIC”), the State Administration for Market Regulation and their respective local offices.

This section sets forth a summary of the most significant rules and regulations that affect our business activities in the PRC.

Regulations Relating to Foreign Investment in China

On March 15, 2019, the National People’s Congress promulgated the Foreign Investment Law, which came into effect on January 1, 2020 and replaced three existing laws on foreign investments in China, namely, the PRC Equity Joint Venture Law, the PRC Cooperative Joint Venture Law, and the Wholly Foreign-Owned Enterprise Law, together with their implementation rules and ancillary regulations. The Foreign Investment Law embodies an expected PRC regulatory trend to rationalize its foreign investment regulatory regime in line with prevailing international practice and the legislative efforts to unify the corporate legal requirements for both foreign- and domestic-invested enterprises in China. The Foreign Investment Law establishes the basic framework for the access to, and the promotion, protection, and administration of foreign investments in view of investment protection and fair competition.

Pursuant to the Foreign Investment Law, “foreign investment” refers to investment activities directly or indirectly conducted by one or more natural persons, business entities, or otherwise organizations of a foreign country within China, or foreign investors, and the investment activities include the following situations: (i) a foreign investor, individually or collectively with other investors, establishes an Foreign Investment Entity (“FIE”) in China; (ii) a foreign investor acquires stock shares, equity shares, shares in assets, or other similar rights and interests of an enterprise within China; (iii) a foreign investor, individually or collectively with other investors, invests in a new project in China; and (iv) investments in other means as provided by laws, administrative regulations, or the State Council.

Investment activities in the PRC by foreign investors are principally governed by the Guidance Catalogue of Industries for Foreign Investment, or the Catalogue, which was promulgated and is amended from time to time by the Ministry of Commerce, or the MOFCOM, and the National Development and Reform Commission, or the NDRC. Industries listed in the Catalogue are divided into three categories: encouraged, restricted and prohibited. Industries not listed in the Catalogue are generally deemed as constituting a fourth “permitted” category. According to the Catalogue, touchscreen manufacturing is classified as industry where foreign investments are permitted.

Furthermore, the Foreign Investment Law provides that FIEs established according to the existing laws regulating foreign investment may maintain their structure and corporate governance within five years after the implementation of the Foreign Investment Law.

In addition, the Foreign Investment Law also provides several protective rules and principles for foreign investors and their investments in China, including, among others, that local governments must abide by their commitments to the foreign investors; FIEs are allowed to issue stocks and corporate bonds; expropriation or requisition of the investment of foreign investors is prohibited except for special circumstances, in which case statutory procedures must be followed and fair and reasonable compensation must be made in a timely manner; mandatory technology transfer is prohibited; and the capital contributions, profits, capital gains, proceeds out of asset disposal, licensing fees of intellectual property rights, indemnity or compensation legally obtained, or proceeds received upon settlement by foreign investors in China may be freely remitted inward and outward in Renminbi or foreign currencies. Also, foreign investors or FIEs should be imposed legal liabilities for failing to report investment information in accordance with the requirements.

On December 26, 2019, the PRC State Council approved the Implementation Rules of Foreign Investment Law, which came into effect on January 1, 2020. The Implementation Rules of Foreign Investment Law restates certain principles of the Foreign Investment Law and further provides that, among others, (i) if the legal form or the governing structure of an FIE established prior to the effective date of the Foreign Investment Law does not comply with the compulsory provisions of the PRC Company Law or the PRC Partnership Enterprises Law, such FIE should complete amendment registration accordingly no later than January 1, 2025; if it fails to do so, the enterprise registration authority will not process other registration matters of the FIE and may publicize such non-compliance; and (ii) the provisions regarding transfer of equity interests, distribution of profits and remaining assets as stipulated in the joint venture contracts of an existing FIE may survive the Foreign Investment Law during its joint venture term.

Regulations on Environmental Protection

Environmental Protection Law

The Environmental Protection Law of the PRC, or the Environmental Protection Law, was promulgated and effective on December 26, 1989, and most recently amended on April 24, 2014. This Environmental Protection Law has been formulated for the purpose of protecting and improving both the living environment and the ecological environment, preventing and controlling pollution, other public hazards and safeguarding people’s health.

According to the provisions of the Environmental Protection Law, in addition to other relevant laws and regulations of the PRC, the Ministry of Environmental Protection and its local counterparts take charge of administering and supervising said environmental protection matters. Pursuant to the Environmental Protection Law, the environmental impact statement on any construction project must assess the pollution that the project is likely to produce and its impact on the environment, and stipulate preventive and curative measures; the statement shall be submitted to the competent administrative department of environmental protection for approval. Installations for the prevention and control of pollution in construction projects must be designed, built and commissioned together with the principal part of the project.

Permission to commence production at or utilize any construction project shall not be granted until its installations for the prevention and control of pollution have been examined and confirmed to meet applicable standards by the appropriate administrative department of environmental protection that examined and approved the environmental impact statement. Installations for the prevention and control of pollution shall not be dismantled or left idle without authorization. Where it is absolutely necessary to dismantle any such installation or leave it idle, prior approval shall be obtained from the competent local administrative department of environmental protection.

The Environmental Protection Law makes it clear that the legal liabilities of any violation of said law include warning, fine, rectification within a time limit, compulsory cease operation, compulsory reinstallation of dismantled installations of the prevention and control of pollution or compulsory reinstallation of those left idle, compulsory shutout or closedown, or even criminal punishment.

Order on Ecosystem by The Ministry of Ecology and Environment 2019 Classification-based Management on Fixed Pollutant Source

Pursuant to the Order on Ecosystem by The Ministry of Ecology and Environment, which was issued on July 28, 2017 and most recently amended on December 20, 2019, The Ministry of Ecology and Environment implements a classification-based management on the environmental impact assessment, or EIA, of pollutants according to pollutant amount and the impact of the pollutants on the environment as below

●	For those pollutant discharge units with large amount of pollutants and significant environmental impacts, the key management on a pollutant discharge permit is required;
●	For those pollutant discharge units with small amount of pollutants and small environmental impacts, the simplified management on a pollutant discharge permit is required; and
●	For those pollutant discharge units with very small amount of pollutants and very small environmental impacts, the pollutant discharge registration form is required.

The touchscreen manufacturing is classified as to fill in a Registration Form. Pursuant to a Statement on Change of Pollutant Discharge Permit to Stationary Pollution Source Registration Form by the local government dated September 1, 2020, the environmental protection system in Renshou County, Sichuan, was changed from permission to registration due to local administrative division change. Therefore, upon submission of all required documentation, we are registered under the new system by filling in Stationary Pollution Source Registration Form.

Regulations on Consumer Rights Protection

Our business is subject to a variety of consumer protection laws, including the PRC Consumer Rights and Interests Protection Law, which was amended in 2013 and became effective on March 15, 2014. It imposes stringent requirements and obligations on business operators. Failure to comply with these consumer protection laws could subject us to administrative sanctions, such as the issuance of a warning, confiscation of illegal income, imposition of fines, an order to cease business operations, revocation of business licenses, and potential civil or criminal liabilities.

As of the date of this Annual Report, we are not aware of any warning, investigations, prosecutions, disputes, claims or other proceedings in respect of customer rights protection, nor have we been punished or can foresee any punishment to be made by any government authorities of the PRC.

Regulations on Intellectual Property Rights

Regulations on Trademark

Trademarks are protected by the PRC Trademark Law adopted in 1982 and subsequently amended as well as the Implementation Regulation of the PRC Trademark Law adopted by the State Council in 2002 and subsequently amended. The Trademark Office under the SAIC handles trademark registrations. Trademarks can be registered for a term of ten years and can be extended for another ten years if requested upon expiry of the first or any renewed ten-year term. The PRC Trademark Law has adopted a “first-to-file” principle with respect to trademark registration. Where a trademark for which a registration application has been made is identical or similar to another trademark which has already been registered or been subject to a preliminary examination and approval for use on the same type of or similar commodities or services, the application for such trademark registration may be rejected. Any person applying for the registration of a trademark may not prejudice the existing right first obtained by others, nor may any person register in advance a trademark that has already been used by another party and has already gained a “sufficient degree of reputation” through such another party’s use. Trademark license agreements must be filed with the Trademark Office or its regional offices. As of December 31, 2020, we had 1 registered trademark in China.

Regulations on Patent Law

According to the PRC Patent Law (2008 Revision), the State Intellectual Property Office is responsible for administering patent law in China. The patent administration departments of the provincial, autonomous region, or municipal governments are responsible for administering patent law within their respective jurisdictions. The PRC patent system adopts a first-to-file principle, which means that when more than one person files different patent applications for the same invention, only the person who files the application first is entitled to obtain a patent of the invention. To be patentable, an invention or a utility model must meet three criteria: novelty, inventiveness, and practicability. A patent is valid for twenty years in the case of an invention and ten years in the case of utility models and designs. As of December 31, 2020, we had 10 registered patents in China, and as of the date of this Annual Report, we had 10 registered patents and 4 pending patents in China.

Regulations on Foreign Exchange

General Administration of Foreign Exchange

Under the PRC Foreign Currency Administration Rules promulgated on January 29, 1996 and most recently amended on August 5, 2008 and various regulations issued by the SAFE, and other relevant PRC government authorities, Renminbi is convertible into other currencies for current account items, such as trade-related receipts and payments and payment of interest and dividends. The conversion of Renminbi into other currencies and remittance of the converted foreign currency outside China for capital account items, such as direct equity investments, loans, and repatriation of investment, requires the prior approval from the SAFE or its local office.

Payments for transactions that take place in China must be made in Renminbi. Unless otherwise approved, PRC companies may not repatriate foreign currency payments received from abroad or retain the same abroad. FIEs may retain foreign exchange in accounts with designated foreign exchange banks under the current account items subject to a cap set by the SAFE or its local branch. Foreign exchange proceeds under the current accounts may be either retained or sold to a financial institution engaged in settlement and sale of foreign exchange pursuant to relevant SAFE rules and regulations. For foreign exchange proceeds under the capital accounts, approval from the SAFE is generally required for the retention or sale of such proceeds to a financial institution engaged in settlement and sale of foreign exchange.

Pursuant to the Circular of the SAFE on Further Improving and Adjusting Foreign Exchange Administration Policies for Direct Investment, which was promulgated on November 19, 2012, became effective on December 17, 2012, and was further amended on May 4, 2015, October 10, 2018, and December 30, 2019, approval of the SAFE is not required for opening a foreign exchange account and depositing foreign exchange into the accounts relating to the direct investments. This circular also simplifies foreign exchange-related registration required for foreign investors to acquire equity interests of PRC companies and further improve the administration on foreign exchange settlement for FIEs.

The Circular on Further Simplifying and Improving the Foreign Currency Management Policy on Direct Investment, or SAFE Circular 13, which became effective on June 1, 2015 and was amended on December 30, 2019, cancels the administrative approvals of foreign exchange registration of direct domestic investment and direct overseas investment and simplifies the procedure of foreign exchange-related registration. Pursuant to SAFE Circular 13, investors should register with banks for direct domestic investment and direct overseas investment.

The Circular on Reforming the Management Approach Regarding the Settlement of Foreign Capital of Foreign-Invested Enterprise, which was promulgated on March 30, 2015, became effective on June 1, 2015, and was amended on December 30, 2019, provides that an FIE may, according to its actual business needs, settle with a bank the portion of the foreign exchange capital in its capital account for which the relevant foreign exchange administration has confirmed monetary capital contribution rights and interests (or for which the bank has registered the injection of the monetary capital contribution into the account). Pursuant to this circular, for the time being, FIEs are allowed to settle 100% of their foreign exchange capital on a discretionary basis; an FIE should truthfully use its capital for its own operational purposes within the scope of its business; where an ordinary FIE makes domestic equity investment with the amount of foreign exchanges settled, the FIE must first go through domestic re-investment registration and open a corresponding account for foreign exchange settlement pending payment with the foreign exchange administration or the bank at the place where it is registered.

The Circular on Reforming and Regulating Policies on the Control over Foreign Exchange Settlement of Capital Accounts, which was promulgated and became effective on June 9, 2016, provides that enterprises registered in China may also convert their foreign debts from foreign currency into Renminbi on a self-discretionary basis. This circular also provides an integrated standard for conversion of foreign exchange under capital account items (including, but not limited to, foreign currency capital and foreign debts) on a self-discretionary basis, which applies to all enterprises registered in China.

On January 26, 2017, SAFE promulgated the Circular on Further Improving Reform of Foreign Exchange Administration and Optimizing Genuineness and Compliance Verification, which stipulates several capital control measures with respect to the outbound remittance of profit from domestic entities to offshore entities, including: (i) banks should check board resolutions regarding profit distribution, the original version of tax filing records, and audited financial statements pursuant to the principle of genuine transactions; and (ii) domestic entities should hold income to account for previous years’ losses before remitting the profits. Moreover, pursuant to this circular, domestic entities should make detailed explanations of the sources of capital and utilization arrangements, and provide board resolutions, contracts, and other proof when completing the registration procedures in connection with an outbound investment.

On October 25, 2019, the SAFE promulgated the Notice for Further Advancing the Facilitation of Cross-border Trade and Investment, which, among other things, allows all FIEs to use Renminbi converted from foreign currency-denominated capital for equity investments in China, as long as the equity investment is genuine, does not violate applicable laws, and complies with the negative list on foreign investment. However, since this circular is newly promulgated, it is unclear how the SAFE and competent banks will carry it out in practice.

According to the Administrative Rules on the Company Registration, which were promulgated by the State Council on June 24, 1994, became effective on July 1, 1994, and were amended on February 6, 2016, and other laws and regulations governing FIEs and company registrations, the establishment of an FIE and any capital increase and other major changes in an FIE should be registered with the State Administration for Market Regulation or its local counterparts and filed via the enterprise registration system.

Pursuant to SAFE Circular 13 and other laws and regulations relating to foreign exchange, when setting up a new FIE, the enterprise should register with the bank located at its registered place after obtaining the business license, and if there is any change in capital or other changes relating to the basic information of the FIE, including, without limitation, any increase in its registered capital or total investment, the FIE must register such changes with the bank located at its registered place after obtaining approval from or completing the filing with relevant authorities. Pursuant to the relevant foreign exchange laws and regulations, such foreign exchange registration with the banks will typically take less than four weeks upon the acceptance of the registration application.

Based on the foregoing, if we intend to provide funding to our wholly foreign-owned subsidiaries through capital injection at or after their establishment, we must register the establishment of and any follow-on capital increase in our wholly foreign-owned subsidiaries with the State Administration for Market Regulation or its local counterparts, file such via the enterprise registration system, and register such with the local banks for the foreign exchange related matters.

Regulations on Offshore Financing

Under the Circular of the SAFE on Issues Concerning the Foreign Exchange Administration over the Overseas Investment and Financing and Round-Trip Investment by Domestic Residents via Special Purpose Vehicles, or SAFE Circular 37, effective on July 4, 2014, PRC residents are required to register with the local SAFE branch prior to the establishment or control of an offshore special purpose vehicle, which is defined as an offshore enterprise directly established or indirectly controlled by PRC residents for investment and financing purposes, with the enterprise assets or interests PRC residents hold in China or overseas. The term “control” means to obtain the operation rights, right to proceeds, or decision-making power of a special purpose vehicle through acquisition, trust, holding shares on behalf of others, voting rights, repurchase, convertible bonds, or other means. At the same time, the SAFE has issued the Operation Guidance for the Issues Concerning Foreign Exchange Administration over Round-Trip Investment regarding the procedures for SAFE registration under SAFE Circular 37, which became effective on July 4, 2014 as an attachment of SAFE Circular 37.

The PRC residents are also required to amend the registration or filing with the local SAFE branch any material change in the offshore company, such as any change of basic information (including change of such PRC residents, name and operation term), increase or decreases in investment amount, transfers or exchanges of shares, or merger or divisions. On February 28, 2015, SAFE promulgated the Notice on Further Simplifying and Improving Foreign Exchange Administration Policy on Direct Investment, or SAFE Notice 13, which became effective on June 1, 2015. Pursuant to SAFE Notice 13, instead of applying for approvals regarding foreign exchange registrations of foreign direct investment and overseas direct investment from SAFE as required under current laws, entities and individuals will be required to apply for such foreign exchange registrations, including those required under the SAFE Circular 37, from qualified banks. The qualified banks, under the supervision of SAFE, will directly examine the applications and conduct the registration.

Failure to comply with the registration procedures set forth in the SAFE Circular 37, or making misrepresentation on or failure to disclose controllers of foreign-invested enterprise that is established through round-trip investment, may result in restrictions being imposed on the foreign exchange activities of the relevant onshore company, including the increase of its registered capital, the payment of dividends and other distributions to its offshore parent or affiliate and the capital inflow from the offshore entities, and may also subject relevant PRC residents to penalties under PRC foreign exchange administration regulations. PRC residents who directly or indirectly hold any shares in our company from time to time are required to register with SAFE in connection with their investments in us. We have requested PRC residents holding direct or indirect interest in our company to our knowledge to make the necessary applications, filings and amendments as required under the SAFE Circular 37 and other related rules.

As of the date of this Annual Report, the PRC residents have either not completed, or have not applied for, foreign exchange registration under the SAFE Circular 37 and other related rules. Although they are either in the process of making foreign exchange registration or plan to make foreign exchange registrations, they may still face with the above said possible fines in accordance with the PRC Laws.

Regulations on Dividend Distribution

The principal laws and regulations regulating the distribution of dividends by FIEs in China include the PRC Company Law, as amended in 2004, 2005, 2013, and 2018, and the 2019 PRC Foreign Investment Law and its Implementation Rules. Under the current regulatory regime in China, FIEs in China may pay dividends only out of their retained earnings, if any, determined in accordance with PRC accounting standards and regulations. A PRC company is required to set aside as statutory reserve funds at least 10% of its after-tax profit, until the cumulative amount of such reserve funds reaches 50% of its registered capital unless laws regarding foreign investment provide otherwise. A PRC company cannot distribute any profits until any losses from prior fiscal years have been offset. Profits retained from prior fiscal years may be distributed together with distributable profits from the current fiscal year.

We currently intend to retain most, if not all, of our available funds and any future earnings to fund the development and growth of our business. As a result, we do not expect to pay any cash dividends in the foreseeable future. Therefore, you should not rely on an investment in our common stock as a source for any future dividend income.

Regulation on M&A Rules

In August 2006, six PRC governmental agencies jointly promulgated the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the M&A Rule, as most recently amended in 2009. The M&A Rule requires offshore special purpose vehicles formed to pursue overseas listing of equity interests in PRC companies and controlled directly or indirectly by PRC companies or individuals to obtain the approval of the China Securities Regulatory Commission (“CSRC”) prior to the listing and trading of such special purpose vehicle’s securities on any stock exchange overseas.

The application of the M&A Rules remains unclear. We believe that, to our understanding, based on the current PRC laws, rules and regulations, prior approval from the CSRC is not required under the M&A Rules for the listing and trading of our shares. because (i) the CSRC currently has not issued any definitive rule or interpretation concerning whether offerings under the document are subject to the M&A Rules; (ii) the PRC Subsidiary is directly established as wholly foreign-owned enterprises, and the Company has not acquired any equity interest or assets of a PRC domestic company owned by PRC companies or individuals as defined under the M&A Rules that are the Company’s beneficial owners after the effective date of the M&A Rules. However, uncertainties still exist as to how the M&A Rules will be interpreted and implemented and our opinions summarized above are subject to any new laws, rules and regulations or detailed implementations and interpretations in any form relating to the M&A Rules.

Regulations on Taxation

Enterprise Income Tax

On March 16, 2007, the National People’s Congress promulgated the PRC Enterprise Income Tax Law, which was amended on February 24, 2017 and December 29, 2018. On December 6, 2007, the State Council enacted the Regulations for the Implementation of the Enterprise Income Tax Law, which became effective on January 1, 2008 and amended on April 23, 2019. Under the Enterprise Income Tax Law and the relevant implementation regulations, both resident enterprises and non-resident enterprises are subject to tax in China. Resident enterprises are defined as enterprises that are established in China in accordance with PRC laws, or that are established in accordance with the laws of foreign countries but are actually or in effect controlled from within China. Non-resident enterprises are defined as enterprises that are organized under the laws of foreign countries and whose actual management is conducted outside China, but have established institutions or premises in China, or have no such established institutions or premises but have income generated from inside China. Under the Enterprise Income Tax Law and relevant implementing regulations, a uniform corporate income tax rate of 25% is applied. However, if non-resident enterprises have not formed permanent establishments or premises in China, or if they have formed permanent establishment or premises in China but there is no actual relationship between the relevant income derived in China and the established institutions or premises set up by them, enterprise income tax is set at the rate of 10% with respect to their income sourced from inside the PRC.

Value-Added Tax

The PRC Provisional Regulations on Value-Added Tax were promulgated by the State Council on December 13, 1993, which became effective on January 1, 1994 and were subsequently amended from time to time. The Detailed Rules for the Implementation of the PRC Provisional Regulations on Value-Added Tax (2011 Revision) was promulgated by the Ministry of Finance on December 25, 1993 and subsequently amended on December 15, 2008 and October 28, 2011. On November 19, 2017, the State Council promulgated the Decisions on Abolishing the PRC Provisional Regulations on Business Tax and Amending the PRC Provisional Regulations on Value-Added Tax. Pursuant to these regulations, rules and decisions, all enterprises and individuals engaged in sale of goods, provision of processing, repair, and replacement services, sales of services, intangible assets, real property, and the importation of goods within the PRC territory are VAT taxpayers. On March 21, 2019, the Ministry of Finance, the SAT, and the General Administration of Customs jointly issued the Announcement on Relevant Policies on Deepen the Reform of Value-Added Tax. Sales revenue represents the invoiced value of goods, net of VAT. The VAT is based on gross sales price and VAT rates range up to 17%, starting from May 1, 2018, VAT rate was lowered to 16%, and starting from April 1, 2019, VAT rate was further lowered to 13%.

Dividend Withholding Tax

The Enterprise Income Tax Law provides that since January 1, 2008, an income tax rate of 10% will normally be applicable to dividends declared to non-PRC resident investors that do not have an establishment or place of business in China, or that have such establishment or place of business but the relevant income is not effectively connected with the establishment or place of business, to the extent such dividends are derived from sources within China.

Pursuant to the Arrangement Between the Mainland of China and the Hong Kong Special Administrative Region for the Avoidance of Double Taxation and the Prevention of Fiscal Evasion with Respect to Taxes on Income and Capital, and other applicable PRC laws, if a Hong Kong resident enterprise is determined by the competent PRC tax authority to have met the relevant conditions and requirements under this arrangement and other applicable laws, the 10% withholding tax on the dividends the Hong Kong resident enterprise receives from a PRC resident enterprise may be reduced to 5%. However, based on the Circular on Certain Issues with Respect to the Enforcement of Dividend Provisions in Tax Treaties issued on February 20, 2009, if the relevant PRC tax authorities determine, in their discretions, that a company benefits from such reduced income tax rate due to a structure or arrangement that is primarily tax-driven, such PRC tax authorities may adjust the preferential tax treatment. Pursuant to the Circular on Several Questions regarding the “Beneficial Owner” in Tax Treaties, which was issued on February 3, 2018 by the SAT and became effective on April 1, 2018, when determining the applicant’s status as the “beneficial owner” regarding tax treatments in connection with dividends, interests, or royalties in the tax treaties, several factors, including, without limitation, whether the applicant is obligated to pay more than 50% of his or her income in twelve months to residents in third country or region, whether the business operated by the applicant constitutes the actual business activities, and whether the counterparty country or region to the tax treaties does not levy any tax or grant any tax exemption on relevant incomes or levy tax at an extremely low rate, will be taken into account, and such factors will be analyzed according to the actual circumstances of the specific cases. This circular further provides that an applicant who intends to prove his or her status as the “beneficial owner” must submit the relevant documents to the relevant tax bureau pursuant to the Announcement on Issuing the Measures for the Administration of Non-Resident Taxpayers’ Enjoyment of the Treatment under Tax Agreements.

Regulations on Employment Laws

In accordance with the PRC National Labor Law, which became effective in January 1995 and amended from time to time, and the PRC Labor Contract Law, which became effective in January 2008, as amended subsequently, employers must execute written labor contracts with full-time employees in order to establish an employment relationship. All employers must compensate their employees equal to at least the local minimum wage standards. All employers are required to establish a system for labor safety and sanitation, strictly abide by state rules and standards and provide employees with appropriate workplace safety training. In addition, employers in China are obliged to pay contributions to the social insurance plan and the housing fund plan for employees.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this Annual Report in evaluating our company and its business before purchasing shares of our common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. You could lose all or part of your investment due to any of these risks.

Risks Related to Our Business and Industry

The current COVID-19 pandemic, as well as other epidemics, natural disasters, terrorist activities, political unrest, and other outbreaks could disrupt our delivery and operations, which could materially and adversely affect our business, financial condition, and results of operations.

For the year ended December 31, 2020, our revenues were approximately $31.3million, a decrease of 21.8% from $40 million in 2019. The current COVID-19 pandemic adversely affected many aspects of our business, including production, supply chain, and sales and delivery. Our manufacturing facility underwent temporary yet prolonged closure in February 2020 as part of China’s nationwide efforts to contain the spread of the novel coronavirus. Even though our business is currently operational, our production capacity, delivery, warranty services including after-sale services and technical support, and operational efficiency are still adversely affected by the COVID-19 pandemic due to insufficient workforce in production, sales, and delivery as a result of temporary travel restrictions in China and the necessity to comply with disease control protocols in our business establishments and manufacturing facility. Our suppliers’ abilities to timely deliver raw materials, parts and components, or other services were also adversely affected for similar reasons. The global spread of COVID-19 may also affect our overseas sales. As a result of varying levels of travel and other restrictions for public health concerns in various regions of China, we also temporarily postponed the delivery of our products to our customers. While the duration of the impact of the pandemic on our business and related financial impacts cannot be reasonably estimated at this time, our results of operations for the first half of 2020 were adversely affected with potential continuing impacts on subsequent periods. In addition, we expect that the COVID-19 pandemic may adversely affect our manufacturing ability, our delivery and after-sale services in China, which may adversely affect our sales and delivery growth in 2020. COVID-19 has had a global economic impact on the financial markets. The global spread of COVID-19 pandemic may result in global economic distress, and the extent to which it may affect our results of operations will depend on future developments, which are highly uncertain and cannot be predicted. We cannot assure you that the COVID-19 pandemic can be eliminated or contained in the near future, or at all, or a similar outbreak will not occur again. If the COVID-19 pandemic and the resulting disruption to our business were to extend over a prolonged period, it could materially and adversely affect our business, financial condition, and results of operations.

Global pandemics, epidemics in China or elsewhere in the world, or fear of spread of contagious diseases, such as Ebola virus disease (EVD), coronavirus disease 2019 (COVID-19), Middle East respiratory syndrome (MERS), severe acute respiratory syndrome (SARS), H1N1 flu, H7N9 flu, and avian flu, as well as hurricanes, earthquakes, tsunamis, or other natural disasters could disrupt our business operations, reduce or restrict our supply of products and services, incur significant costs to protect our employees and facilities, or result in regional or global economic distress, which may materially and adversely affect our business, financial condition, and results of operations. Actual or threatened war, terrorist activities, political unrest, civil strife, and other geopolitical uncertainty could have a similar adverse effect on our business, financial condition, and results of operations. Any one or more of these events may impede our production and delivery efforts and adversely affect our sales results, or even for a prolonged period of time, which could materially and adversely affect our business, financial condition, and results of operations.

We are also vulnerable to natural disasters and other calamities. We cannot assure you that we are adequately protected from the effects of fire, floods, typhoons, earthquakes, power loss, telecommunications failures, break-ins, war, riots, terrorist attacks, or similar events. Any of the foregoing events may give rise to interruptions, damage to our property, delays in production, breakdowns, system failures, technology platform failures, or internet failures, which could cause the loss or corruption of data or malfunctions of our manufacturing facility as well as adversely affect our business, financial condition, and results of operations.

Our operating history may not be indicative of our future growth or financial results and we may not be able to sustain our historical growth rates.

Our operating history may not be indicative of our future growth or financial results. There is no assurance that we will be able to grow in future periods. Our growth rates may decline for any number of possible reasons and some of them are beyond our control, including decreasing customer demand, increasing competition, declining growth of the touchscreen industry in general, emergence of alternative business models, or changes in government policies or general economic conditions. We will continue to expand our sales network and product offerings to bring greater convenience to our customers and to increase our customer base and number of transactions. However, the execution of our expansion plan is subject to uncertainty and the total number of items sold and number of transacting customers may not grow at the rate we expect for the reasons stated above. If our growth rates decline, investors’ perceptions of our business and prospects may be adversely affected and the market price of our common stock could decline.

We are heavily dependent on our top customers. If we fail to acquire new customers or retain existing customers in a cost-effective manner, our business, financial condition and results of operations may be materially and adversely affected.

We are heavily dependent on our top customers. We currently sell our products primarily through direct customers in the PRC and to some extent, the overseas customers in European countries and East Asia such as South Korea and Taiwan. For the year ended December 31, 2020 and 2019, our top five customers accounted for an aggregate of approximately 73.31% and 74.7%, respectively, of our revenues.

Our ability to cost-effectively attract new customers and retain existing customers, especially our top customers, is crucial to driving net revenues growth and achieving profitability. We have invested significantly in branding, sales and marketing to acquire and retain customers since our inception. For example, we attend domestic and international expos and exhibitions in marketing our products and attracting new customers. We also expect to continue to invest significantly to acquire new customers and retain existing ones, especially our top customers. There can be no assurance that new customers will stay with us, or the net revenues from new customers we acquire will ultimately exceed the cost of acquiring those customers. In addition, if our existing customers, especially our existing top customers no longer find our products appealing, or if our competitors offer more attractive products, prices, discounts or better customer services, our existing customers may lose interest in us, decrease their orders or even stop ordering from us. If we are unable to retain our existing customers, especially our top customers or to acquire new customers in a cost-effective manner, our revenues may decrease and our results of operations will be adversely affected.

Failure to maintain the quality and safety of our products could have a material and adverse effect on our reputation, financial condition and results of operations.

The quality and safety of our products are critical to our success. We pay close attention to quality control, monitoring each step in the process from procurement to production and from warehouse to delivery. Yet, maintaining consistent product quality depends significantly on the effectiveness of our quality control system, which in turn depends on a number of factors, including but not limited to the design of our quality control system, employee training to ensure that our employees adhere to and implement our quality control policies and procedures and the effectiveness of monitoring any potential violation of our quality control policies and procedures. There can be no assurance that our quality control system will always prove to be effective.

In addition, the quality of the products or services provided by our suppliers or service providers is subject to factors beyond our control, including the effectiveness and the efficiency of their quality control system, among others. There can be no assurance that our suppliers or service providers may always be able to adopt appropriate quality control systems and meet our stringent quality control requirements in respect of the products or services they provide. Any failure of our suppliers or service providers to provide satisfactory products or services could harm our reputation and adversely impact our operations. In addition, we may be unable to receive sufficient compensation from suppliers and service providers for the losses caused by them.

We face intense competition in the touchscreen industry in general. If we fail to compete effectively, we may lose market share and customers, and our business, financial condition and results of operations may be materially and adversely affected.

The touchscreen industry is intensely competitive in general. We face few competition as we produce medium to large size capacitive touchscreens which are specially tailored to certain industries, such as industrial HMI, gaming, financing, lottery, automotive, medical, and POS, etc., and requires more stable supply, longer guaranty and life span, compared with small size touchscreens which is characteristic with shorter life cycle and guaranty but more demand in quantity. However, we still have some competitors competing in China and globally with us. Our competitors may have more financial, technical, geographical advantage, marketing and other resources than we do and may be more experienced and able to devote greater resources to the development, promotion and support of their business. Some competitors are well-established in China and globally and any defensive measures they take in response to our expansion could hinder our growth and adversely affect our sales and results of operations.

Furthermore, increased competition may reduce our market share and profitability and require us to increase our sales and marketing efforts and capital commitment in the future, which could negatively affect our results of operations or force us to incur further losses. Although we have accumulated some and continuously growing our customer base, there is no assurance that we will be able to continue to do so in the future against current or future competitors, and such competitive pressures may have a material adverse effect on our business, financial condition and results of operations.

If we do not obtain substantial additional financing, our ability to execute on our business plan as outlined in this Annual Report will be impaired.

Due to the withdrawal of the land use right to the Property and cancellation of our ownership certificates pertaining to the buildings on the Property by the local government pursuant to the Guidelines and the Compensation Agreement, we are actively searching for an appropriate parcel in Chengdu Medicine City (Technology Park), Wenjiang District, Chengdu for the construction of our new production facilities and office buildings. As of the date of this Annual Report, our management estimates that our capital needs for this acquisition and construction will be approximately RMB170.0M ($26.2M), but there is no assurance that the estimated amount is sufficient to achieve our goals. We may need additional financing for our business development.

In addition, our plans call for significant new investments in research and development, marketing, expanded productions capacity, and working capital for raw materials and other items. Should our capital needs be higher than our estimation, we will be required to seek additional investments, loans or debt financing to fully pursue our business plans. Such additional investment may not be available to us on terms which are favorable or acceptable. Should we be unable to meet our full capital needs, our ability to fully implement our business plan will be impaired.

Failure to secure a new piece of parcel for the construction of our new buildings and facilities, and failure to acquire and install new production lines on the new parcel, our business, financial condition and results of operations may be materially and adversely affected.

As of the date of this Annual Report, our use right to the Property was withdrawn by the local government and all ownership certificates pertaining to the buildings on the Property were returned to the local government for cancellation.

In order to minimize the interruption of our business, Sichuan Vtouch entered into a Leaseback Agreement with Sichuan Renshou on March 16, 2021. The Leaseback Agreement entitles us to lease back the Properties commencing from April 1, 2021 until December 31, 2021, at a monthly rent of RMB300,000 (approximately $46,154).

As of the date of this Annual Report, we are actively searching for an appropriate parcel in Chengdu Medicine City (Technology Park), Wenjiang District, Chengdu for the construction of our new production facilities and office buildings. We estimate the acquisition of the new parcel and new production lines and construction of the new facilities and office buildings on the new parcel will be completed prior to December 31, 2021, but there is no assurance and we may need extended time to achieve our business plan. If we fail to secure such acquisition and construction prior to December 31, 2021 and the extended period, if any, our business, financial condition and results of operations may be materially and adversely affected.

Mr. Guangde Cai, our Chairman, beneficially owns 21.23% of our outstanding shares and his interests may differ from the interests of other shareholders, which could cause a material decline in the value of our shares.

Since Mr. Guangde Cai, our Chairman, beneficially owns 21.23% of our outstanding shares, he could have significant influence on determining the outcome of any matters submitted to the shareholders for approval, including mergers, consolidations, the election of directors and other significant corporate actions. Without his consent, we may be prevented from entering into transactions that could be beneficial to us or our minority shareholders. His interest may differ from the interests of our other shareholders. The concentration in the ownership of our shares may cause a material decline in the value of our shares.

We cannot assure you that Mr. Cai will act in our best interests given Mr. Cai’s ability to control related parties, such as Chengdu Wetouch, Meishan Wetouch and Xinjiang Wetouch Electronic Technology Co., Ltd. See “Certain Relationships and Related Transactions, and Director Independence”.

Any adjustment of related party transaction pricing could lead to additional taxes, and therefore substantially reduce our consolidated net income and the value of your investment.

The tax regime in China is rapidly evolving and there is significant uncertainty for taxpayers in China as PRC tax laws may be interpreted in significantly different ways. The PRC tax authorities may assert that we or our subsidiaries owe and/or are required to pay additional taxes on previous or future revenue or income. In particular, under applicable PRC laws, rules and regulations, arrangements and transactions among related parties may be subject to audit or challenge by the PRC tax authorities. If the PRC tax authorities determine that any contractual arrangements were not entered into on an arm’s length basis and therefore constitute a favorable transfer pricing, the PRC tax liabilities of the relevant subsidiaries could be increased, which could increase our overall tax liabilities. In addition, the PRC tax authorities may impose late payment interest. Our net income may be materially reduced if our tax liabilities increase.

If our preferential tax treatments and government subsidies are revoked or become unavailable or if the calculation of our tax liability is successfully challenged by the PRC tax authorities, we may be required to pay tax, interest and penalties in excess of our tax provisions.

The Chinese government has provided tax incentives to our subsidiary in China, including reduced enterprise income tax rates. For example, under the PRC Enterprise Income Tax Law and its implementation rules, the statutory enterprise income tax rate is 25%. However, the income tax of an enterprise that has been determined to be a qualified enterprise located in western region of PRC can be reduced to a preferential rate of 15%. The qualification of preferential tax rate is effective for a renewable three-year permitted. If our PRC subsidiary fails to renew the qualification of preferential tax rate benefit, our PRC subsidiary will be subject to the statutory enterprise income tax rate of 25%. Further, in the ordinary course of our business, we are subject to complex income tax and other tax regulations, and significant judgment is required in the determination of a provision for income taxes. Although we believe our tax provisions are reasonable, if the PRC tax authorities successfully challenge our position and we are required to pay tax, interest, and penalties in excess of our tax provisions, our financial condition and results of operations would be materially and adversely affected.

A significant interruption in the operations of our third-party suppliers could potentially disrupt our operations.

We have limited control over the operations of our third-party suppliers and other business partners and any significant interruption in their operations may have an adverse impact on our operations. For example, a significant interruption in the operations of our supplier’s manufacturing facilities could cause delay or termination of shipment of the raw materials to us, which may cause delay or termination of shipment of our products to our customers, thus resulting in penalties or fines due to our breach of contract. If we could not solve the impact of the interruptions of operations of our third-party suppliers, our business operations and financial results may be materially and adversely affected.

We face the risk of fluctuations in the cost, availability and quality of our raw materials, which could adversely affect our results of operations.

The cost, availability and quality of the raw materials, such as indium tin oxide glasses, panels, are important to our operations. If the cost of raw materials increases due to large market price fluctuation or due to any other reason, our business and results of operations could be adversely affected. Lack of availability of these raw materials, whether due to shortages in supply, delays or interruptions in processing, failure of timely delivery or otherwise, could interrupt our operations and adversely affect our financial results.

We are dependent upon key executives and highly qualified managers and we cannot assure their retention.

Our success depends, in part, upon the continued services of key members of our management. Our executives’ and managers’ knowledge of the market, our business and our Company represents a key strength of our business, which cannot be easily replicated. The success of our business strategy and our future growth also depend on our ability to attract, train, retain and motivate skilled managerial, sales, administration, development and operating personnel.

There can be no assurance that our existing personnel will be adequate or qualified to carry out our strategy, or that we will be able to hire or retain experienced, qualified employees to carry out our strategy. The loss of one or more of our key management or operating personnel, or the failure to attract and retain additional key personnel, could have a material adverse effect on our business, financial condition and results of operations.

We do not have long term contracts with our suppliers and they can reduce order quantities or terminate their sales to us at any time.

We do not have long term contracts with our suppliers. At any time, our suppliers can reduce the quantities of products they sell to us, or cease selling products to us altogether. Such reductions or terminations could have a material adverse impact on our revenues, profits and financial condition.

If we fail to adopt new technologies to evolving customer needs or emerging industry standards, our business may be materially and adversely affected.

To remain competitive, we must continue to stay abreast of the constantly evolving industry trends and to enhance and improve our technology accordingly. Our success will depend, in part, on our ability to identify, develop, acquire or license leading technologies useful in our business. There can be no assurance that we will be able to use new technologies effectively or meet customer’s requirements. If we are unable to adapt in a cost-effective and timely manner in response to changing market conditions or customer preferences, whether for technical, legal, financial or other reasons, our business may be materially and adversely affected.

We may experience significant liability claims or complaints from customers, or adverse publicity involving our products and our services.

We face an inherent risk of liability claims or complaints from our customers. We take our customers’ complaints seriously and endeavor to reduce such complaints by implementing various remedial measures. Nevertheless, we cannot assure you that we can successfully prevent or address all customer complaints.

Any complaints or claims against us, even if meritless and unsuccessful, may divert management attention and other resources from our business and adversely affect our business and operations. Customers may lose confidence in us and our brand, which may adversely affect our business and results of operations. Furthermore, negative publicity including but not limited to negative online reviews on social media and crowd-sourced review platforms, industry findings or media reports related to safety and quality of our products, whether or not accurate, and whether or not concerning our products, can adversely affect our business, results of operations and reputation.

PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident beneficial owners or our PRC subsidiary to liability or penalties, limit our ability to inject capital into our PRC subsidiary, limit our PRC subsidiary’ ability to increase their registered capital or distribute profits to us, or may otherwise adversely affect us.

In July 2014, SAFE promulgated the Circular on Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Offshore Investment and Financing and Roundtrip Investment Through Special Purpose Vehicles, or SAFE Circular 37, to replace the Notice on Relevant Issues Concerning Foreign Exchange Administration for Domestic Residents’ Financing and Roundtrip Investment Through Offshore Special Purpose Vehicles, or SAFE Circular 75, which ceased to be effective upon the promulgation of SAFE Circular 37. SAFE Circular 37 requires PRC residents (including PRC individuals and PRC corporate entities) to register with SAFE or its local branches in connection with their direct or indirect offshore investment activities. SAFE Circular 37 is applicable to our shareholders who are PRC residents and may be applicable to any offshore acquisitions that we make in the future.

Under SAFE Circular 37, PRC residents who make, or have prior to the implementation of SAFE Circular 37 made, direct or indirect investments in offshore special purpose vehicles, or SPVs, will be required to register such investments with SAFE or its local branches. In addition, any PRC resident who is a direct or indirect shareholder of an SPV is required to update its filed registration with the local branch of SAFE with respect to that SPV, to reflect any material change. Moreover, any subsidiary of such SPV in China is required to urge the PRC resident shareholders to update their registration with the local branch of SAFE. If any PRC shareholder of such SPV fails to make the required registration or to update the previously filed registration, the subsidiary of such SPV in China may be prohibited from distributing its profits or the proceeds from any capital reduction, share transfer or liquidation to the SPV, and the SPV may also be prohibited from making additional capital contributions into its subsidiary in China. On February 13, 2015, the SAFE promulgated a Notice on Further Simplifying and Improving Foreign Exchange Administration Policy on Direct Investment, or SAFE Notice 13, which became effective on June 1, 2015. Under SAFE Notice 13, applications for foreign exchange registration of inbound foreign direct investments and outbound overseas direct investments, including those required under SAFE Circular 37, will be filed with qualified banks instead of SAFE. The qualified banks will directly examine the applications and accept registrations under the supervision of SAFE.

Some of our shareholders that we are aware of are subject to SAFE regulations, and we expect all of these shareholders will have completed all necessary registrations with the local SAFE branch or qualified banks as required by SAFE Circular 37. We cannot assure you, however, that all of these shareholders may continue to make required filings or updates in a timely manner, or at all. We can provide no assurance that we are or will in the future continue to be informed of identities of all PRC residents holding direct or indirect interest in our company. Any failure or inability by such shareholders to comply with SAFE regulations may subject us to fines or legal sanctions, such as restrictions on our cross-border investment activities or our PRC subsidiaries’ ability to distribute dividends to, or obtain foreign exchange-denominated loans from, our company or prevent us from making distributions or paying dividends. As a result, our business operations and our ability to make distributions to you could be materially and adversely affected.

Furthermore, as these foreign exchange regulations are still relatively new and their interpretation and implementation have been constantly evolving, it is unclear how these regulations, and any future regulation concerning offshore or cross-border transactions, will be interpreted, amended and implemented by the relevant government authorities. For example, we may be subject to a more stringent review and approval process with respect to our foreign exchange activities, such as remittance of dividends and foreign-currency-denominated borrowings, which may adversely affect our financial condition and results of operations. In addition, if we decide to acquire a PRC domestic company, we cannot assure you that we or the owners of such company, as the case may be, will be able to obtain the necessary approvals or complete the necessary filings and registrations required by the foreign exchange regulations. This may restrict our ability to implement our acquisition strategy and could adversely affect our business and prospects.

As of the date of this Annual Report, the PRC residents have either not completed, or have not applied for, foreign exchange registration under the SAFE Circular 37 and other related rules. Although they are either in the process of making foreign exchange registration or plan to make foreign exchange registrations, they may still face with the above said possible fines in accordance with the PRC Laws.

Economic recessions could have a significant, adverse impact on our business.

Our revenues are generated from sales of our capacitive touchscreen products both domestically and internationally and we anticipate that revenues from such sales will continue to represent the substantial portion of our total revenues in the near future. Our sales and earnings can also be affected by changes in the general economy.

The touchscreen industry historically has experienced cyclical fluctuations in financial results due to economic recession, downturns in business cycles of our customers, interest rate fluctuations, and other economic factors beyond our control. Deterioration in the economic environment subjects our business to various risks, which may have a material and adverse impact on our operating results and cause us to not reach our long-term growth goals. For example, a downturn in the economy could directly affect the discretionary spending power of our customers and in turn, depress the number of orders for our products.

We may be subject to intellectual property infringement claims, which may be expensive to defend and may disrupt our business and operations.

We cannot be certain that our operations or any aspects of our business do not or will not infringe upon or otherwise violate intellectual property rights held by third parties. We have not but in the future may be, subject to legal proceedings and claims relating to the intellectual property rights of others. There could also be existing intellectual property of which we are not aware that our products may inadvertently infringe. We cannot assure you that holders of intellectual property purportedly relating to some aspect of our technology or business, if any such holders exist, would not seek to enforce such intellectual property against us in China, or any other jurisdictions. If we are found to have violated the intellectual property rights of others, we may be subject to liability for our infringement activities or may be prohibited from using such intellectual property, and we may incur licensing fees or be forced to develop alternatives of our own. In addition, we may incur significant expenses, and may be forced to divert management’s time and other resources from our business and operations to defend against these infringement claims, regardless of their merits. Successful infringement or licensing claims made against us may result in significant monetary liabilities and may materially disrupt our business and operations by restricting or prohibiting our use of the intellectual property in question, and our business, financial position and results of operations could be materially and adversely affected.

Further, the application and interpretation of China’s patent laws and the procedures and standards for granting patents in China are still evolving and are uncertain, and we cannot assure you that PRC courts or regulatory authorities would agree with our analysis.

We may not be able to prevent others from unauthorized use of our intellectual property, which could harm our business and competitive position.

We regard our trademark, patents, know-how, proprietary technologies, and similar intellectual property as critical to our success. We may become an attractive target to intellectual property attacks in the future with the increasing recognition of our brand. Any of our intellectual property rights could be challenged, invalidated, circumvented or misappropriated, or such intellectual property may not be sufficient to provide us with competitive advantages. In addition, there can be no assurance that (i) all of our intellectual property rights will be adequately protected, or (ii) our intellectual property rights will not be challenged by third parties or found by a judicial authority to be invalid or unenforceable.

Changes in U.S. and international trade policies, particularly with regard to China, may adversely impact our business and operating results.

The U.S. government has recently made statements and taken certain actions that may lead to potential changes to U.S. and international trade policies, including recently-imposed tariffs affecting certain products manufactured in China. It is unknown whether and to what extent new tariffs (or other new laws or regulations) will be adopted, or the effect that any such actions would have on us or our industry and customers. Although cross-border business may not be an area of our focus, if we plan to sell our products internationally in the future, any unfavorable government policies on international trade, such as capital controls or tariffs, may affect the demand for our products and services, impact the competitive position of our products or prevent us from being able to sell products in certain countries. If any new tariffs, legislation and/or regulations are implemented, or if existing trade agreements are renegotiated or, in particular, if the U.S. government takes retaliatory trade actions due to the recent U.S.-China trade tension, such changes could have an adverse effect on our business, financial condition, results of operations.

We have no business liability or disruption insurance, which could expose us to significant costs and business disruption.

The insurance industry in China is still at an early stage of development, and insurance companies in China currently offer limited business-related insurance products. We do not have any business liability or disruption insurance to cover our operations. We have determined that the costs of insuring for these risks and the difficulties associated with acquiring such insurance on commercially reasonable terms make it impractical for us to have such insurance. Any uninsured risks may result in substantial costs and the diversion of resources, which could adversely affect our results of operations and financial condition.

We may incur liabilities that are not covered by insurance.

While we seek to maintain appropriate levels of insurance, not all claims are insurable and we may experience major incidents of a nature that are not covered by insurance. We do not have other insurances that cover, among other things, employee-related accidents and injuries, product or business liability and other property damage and liability deriving from our activities. Furthermore, insurance companies in China currently do not offer as extensive an array of insurance products as insurance companies in more developed economies. We have determined that the costs of insuring for these risks and the difficulties associated with acquiring such insurance on commercially reasonable terms make it impractical for us to have such insurance. We maintain an amount of insurance protection that we believe is adequate, but there can be no assurance that such insurance will continue to be available on acceptable terms or that our insurance coverage will be sufficient or effective under all circumstances and against all liabilities to which we may be subject. If we were to incur substantial losses or liabilities due to fire, explosions, floods, other natural disasters or accidents or business interruption, our results of operations could be materially and adversely affected. We could, for example, be subject to substantial claims for damages upon the occurrence of several events within one calendar year. In addition, our insurance costs may increase over time in response to any negative development in our claims history or due to material price increases in the insurance market in general.

Risks Related to Doing Business in China

Labor laws in the PRC may adversely affect our results of operations.

The PRC National People’s Congress promulgated the Labor Contract Law which became effective on January 1, 2008 and was amended on December 28, 2012, and the State Council promulgated implementing rules for the labor contract law on September 18, 2008. The labor contract law and the implementing rules impose requirements concerning, among others, the execution of written contracts between employers and employees, the time limits for probationary periods, and the length of employment contracts. The interpretation and implementation of these regulations are still evolving, our employment practices may violate the labor contract law and related regulations and we could be subject to penalties, fines or legal fees as a result. If we are subject to severe penalties or incur significant legal fees in connection with labor law disputes or investigations, our business, financial condition and results of operations may be adversely affected.

Further, the law requires certain terminations be based upon seniority and not merit. In the event that we decide to significantly change or decrease our workforce, the Labor Contract Law could adversely affect our ability to enact such changes in a manner that is most advantageous to our business or in a timely and cost-effective manner, thus materially and adversely affecting our financial condition and results of operations.

Non-compliance with labor-related laws and regulations of the PRC may have an adverse impact on our financial condition and results of operation.

We have been subject to stricter regulatory requirements in terms of entering into labor contracts with our employees and paying various statutory employee benefits, including pensions, housing fund, medical insurance, work-related injury insurance, unemployment insurance and childbearing insurance to designated government agencies for the benefit of our employees. Pursuant to the PRC Labor Contract Law, or the Labor Contract Law, that became effective in January 2008 and its implementing rules that became effective in September 2008 and was amended in July 2013, employers are subject to stricter requirements in terms of signing labor contracts, minimum wages, paying remuneration, determining the term of employees’ probation and unilaterally terminating labor contracts. In the event that we decide to terminate some of our employees or otherwise change our employment or labor practices, the Labor Contract Law and its implementation rules may limit our ability to effect those changes in a desirable or cost-effective manner, which could adversely affect our business and results of operations.. We believe our current practice complies with the Labor Contract Law and its amendments. However, the relevant governmental authorities may take a different view and impose fines on us.

As the interpretation and implementation of labor-related laws and regulations are still evolving, we cannot assure you that our employment practice does not and will not violate labor-related laws and regulations in China, which may subject us to labor disputes or government investigations. If we are deemed to have violated relevant labor laws and regulations, we could be required to provide additional compensation to our employees and our business, financial condition and results of operations could be materially and adversely affected.

We may be exposed to liabilities under the Foreign Corrupt Practices Act and Chinese anti-corruption law.

We are subject to the U.S. Foreign Corrupt Practices Act (“FCPA”), and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute for the purpose of obtaining or retaining business. We are also subject to Chinese anti-corruption laws, which strictly prohibit the payment of bribes to government officials. We have operations, agreements with third parties, and make sales in China, which may experience corruption. Our activities in China may create the risk of unauthorized payments or offers of payments by one of the employees of our company, because sometimes these employees are out of our control. Violations of the FCPA or Chinese anti-corruption laws may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

Our business may be materially and adversely affected if our PRC subsidiary declares bankruptcy or becomes subject to a dissolution or liquidation proceeding.

The Enterprise Bankruptcy Law of the PRC, or the Bankruptcy Law, came into effect on June 1, 2007. The Bankruptcy Law provides that an enterprise will be liquidated if the enterprise fails to settle its debts as and when they fall due and if the enterprise’s assets are, or are demonstrably, insufficient to clear such debts.

Our PRC subsidiaries hold certain assets that are important to our business operations. If our PRC subsidiaries undergo a voluntary or involuntary liquidation proceeding, unrelated third-party creditors may claim rights to some or all of these assets, thereby hindering our ability to operate our business, which could materially and adversely affect our business, financial condition and results of operations.

According to the SAFE’s Notice of the State Administration of Foreign Exchange on Further Improving and Adjusting Foreign Exchange Administration Policies for Direct Investment, effective on December 17, 2012, and the Provisions for Administration of Foreign Exchange Relating to Inbound Direct Investment by Foreign Investors, effective May 13, 2013, if our PRC subsidiary undergoes a voluntary or involuntary liquidation proceeding, prior approval from the SAFE for remittance of foreign exchange to our shareholders abroad is no longer required, but we still need to conduct a registration process with the SAFE local branch. It is not clear whether “registration” is a mere formality or involves the kind of substantive review process undertaken by SAFE and its relevant branches in the past.

Changes in China’s economic, political or social conditions or government policies could have a material adverse effect on our business and operations.

Substantially all of our assets and operations are located in China. Accordingly, our business, financial condition, results of operations and prospects may be influenced to a significant degree by political, economic and social conditions in China generally. The Chinese economy differs from the economies of most developed countries in many respects, including the level of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. Although the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets, and the establishment of improved corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the government. In addition, the Chinese government continues to play a significant role in regulating industry development by imposing industrial policies.

The Chinese government also exercises significant control over China’s economic growth through allocating resources, controlling payment of foreign currency-denominated obligations, setting monetary policy, and providing preferential treatment to particular industries or companies.

While the Chinese economy has experienced significant growth over the past decades, growth has been uneven, both geographically and among various sectors of the economy. Any adverse changes in economic conditions in China, in the policies of the Chinese government or in the laws and regulations in China could have a material adverse effect on the overall economic growth of China. Such developments could adversely affect our business and operating results, lead to reduction in demand for our services and adversely affect our competitive position. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures may benefit the overall Chinese economy, but may have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations. In addition, in the past the Chinese government has implemented certain measures, including interest rate adjustment, to control the pace of economic growth. These measures may cause decreased economic activity in China, which may adversely affect our business and operating results.

Uncertainties with respect to the PRC legal system and changes in laws and regulations in China could adversely affect us.

Our operations in China are governed by PRC laws and regulations. Our wholly foreign-owned PRC operating subsidiaries Sichuan Wetouch and Sichuan Vtouch are subject to laws and regulations applicable to foreign investment in China. The PRC legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions under the civil law system may be cited for reference but have limited precedential value. In addition, any new or changes in PRC laws and regulations related to foreign investment in China could affect the business environment and our ability to operate our business in China.

From time to time, we may have to resort to administrative and court proceedings to enforce our legal rights. Any administrative and court proceedings in China may be protracted, resulting in substantial costs and diversion of resources and management attention. Since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory provisions and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy than in more developed legal systems. These uncertainties may impede our ability to enforce the contracts we have entered into and could materially and adversely affect our business and results of operations.

Furthermore, the PRC legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all and may have retroactive effect. As a result, we may not be aware of our violation of any of these policies and rules until sometime after the violation. Such unpredictability towards our contractual, property and procedural rights could adversely affect our business and impede our ability to continue our operations.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing actions in China against us or our management based on foreign laws.

We are a company incorporated under the laws of the United States and we conduct substantially all of our operations in China. In addition, our officers and directors reside within China and are PRC nationals. As a result, it may be difficult for you to effect service of process upon us or those persons inside mainland China. It may also be difficult for you to enforce in U.S. courts judgments obtained in U.S. courts based on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors as none of them currently resides in the United States or has substantial assets located in the United States. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts against us or such persons predicated upon the civil liability provisions of the securities laws of the United States or any state.

The recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. PRC courts may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based either on treaties between China and the country where the judgment is made or on principles of reciprocity between jurisdictions. China does not have any treaties or other forms of written arrangement with the United States that provide for the reciprocal recognition and enforcement of foreign judgments. In addition, according to the PRC Civil Procedures Law, the PRC courts will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates the basic principles of PRC laws or national sovereignty, security or public interest. As a result, it is uncertain whether and on what basis a PRC court would enforce a judgment rendered by a court in the United States.

Government control of currency conversion may affect the value of your investment.

The PRC government imposes controls on the convertibility of the Renminbi, or “RMB” into foreign currencies and, in certain cases, the remittance of currency out of China. We receive some revenue and incur some expenses in U.S. dollars but incur other expenses primarily in RMB. Although our main business is based in mainland China or based in Hong Kong with Chinese operating subsidiary, some of our business may require us to use U.S. dollars. We choose quotations based on price competitiveness.

Fluctuations in exchange rates could have a material and adverse effect on our results of operations and the value of your investment.

The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions in China and by China’s foreign exchange policies. On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the Renminbi to the U.S. dollar, and the Renminbi appreciated more than 20% against the U.S. dollar over the following three years. Between July 2008 and June 2010, this appreciation halted and the exchange rate between the Renminbi and the U.S. dollar remained within a narrow band. Since June 2010, the Renminbi has fluctuated against the U.S. dollar, at times significantly and unpredictably. On November 30, 2015, the Executive Board of IMF completed the regular five-year review of the basket of currencies that make up the Special Drawing Right, or the SDR, and decided that with effect from October 1, 2016, Renminbi is determined to be a freely usable currency and will be included in the SDR basket as a fifth currency, along with the U.S. dollar, the Euro, the Japanese yen and the British pound. In the fourth quarter of 2016, the Renminbi has depreciated significantly in the backdrop of a surging U.S. dollar and persistent capital outflows of China. This depreciation halted in 2017, and the RMB appreciated approximately 7% against the U.S. dollar during this one-year period. With the development of the foreign exchange market and progress towards interest rate liberalization and Renminbi internationalization, the PRC government may in the future announce further changes to the exchange rate system, and we cannot assure you that the Renminbi will not appreciate or depreciate significantly in value against the U.S. dollar in the future. It is difficult to predict how market forces or PRC or U.S. government policy may impact the exchange rate between the Renminbi and the U.S. dollar in the future.

Significant revaluation of the Renminbi may have a material and adverse effect on our operations. For example, to the extent that we need to convert U.S. dollars into Renminbi for our operations, appreciation of the Renminbi against the U.S. dollar would have an adverse effect on the Renminbi amount we would receive from the conversion. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making payments for dividends on our shares of Common Stock or for other business purposes, appreciation of the U.S. dollar against the Renminbi would have a negative effect on the U.S. dollar amount available to us.

Very limited hedging options are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedges may be limited and we may not be able to adequately hedge our exposure or at all. In addition, our currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert Renminbi into foreign currency.

Governmental control of currency conversion may limit our ability to utilize our revenues effectively and affect the value of your investment.

The PRC government imposes controls on the convertibility of the Renminbi into foreign currencies and, in certain cases, the remittance of currency out of China. We receive substantially all of our revenues in Renminbi. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and trade and service-related foreign exchange transactions, can be made in foreign currencies without prior approval of SAFE by complying with certain procedural requirements. Specifically, under the existing exchange restrictions, without prior approval of SAFE, cash generated from the operations of our PRC subsidiary in China may be used to pay dividends to our company. However, approval from or registration with appropriate government authorities is required where Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. As a result, we need to obtain SAFE approval to use cash generated from the operations of our PRC subsidiary to pay off their respective debt in a currency other than Renminbi owed to entities outside China, or to make other capital expenditure payments outside China in a currency other than Renminbi.

In light of the flood of capital outflows of China, the PRC government may from time to time impose more restrictive foreign exchange policies and step up scrutiny of major outbound capital movement. More restrictions and substantial vetting process may be required by SAFE or other government authorities to regulate cross-border transactions falling under the capital account. The PRC government may at its discretion restrict access to foreign currencies for current account transactions in the future. If the foreign exchange control system prevents us from obtaining sufficient foreign currencies to satisfy our foreign currency demands, we may not be able to pay dividends in foreign currencies to our shareholders, including holders of our Common Stock.

Certain political and economic considerations relating to the PRC could adversely affect our Company.

While the PRC’s government has pursued economic reforms since its adoption of the open-door policy in 1978, a large portion of the PRC’s economy is still operating under five-year plans and annual state plans. Through these plans and other economic measures, such as control on foreign exchange, taxation and restrictions on foreign participation in the domestic market of various industries, the PRC’s government exerts considerable direct and indirect influence on the economy. Many of the economic reforms carried out by the PRC’s government are unprecedented or experimental, and are expected to be refined and improved. Other political, economic and social factors can also lead to further readjustment of such reforms. This refining and readjustment process may not necessarily have a positive effect on our operations or future business development. Our operating results may be adversely affected by changes in the PRC’s economic and social conditions as well as by changes in the policies of the PRC government, such as changes in laws and regulations (or the official interpretation thereof), measures which may be introduced to control inflation, changes in the interest rate or method of taxation, and the imposition of restrictions on currency conversion.

The Chinese government exerts substantial influence over the manner in which we must conduct our business activities.

The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, environmental regulations, land use rights, property and other matters. The central or respective local governments may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

Failure to comply with the individual foreign exchange rules relating to the overseas direct investment or the engagement in the issuance or trading of securities overseas by our PRC resident stockholders may subject such stockholders to fines or other liabilities.

Other than Notice 37, our ability to conduct foreign exchange activities in the PRC may be subject to the interpretation and enforcement of the Implementation Rules of the Administrative Measures for Individual Foreign Exchange promulgated by SAFE in January 2007 (as amended and supplemented, the “Individual Foreign Exchange Rules”). Under the Individual Foreign Exchange Rules, any PRC individual seeking to make a direct investment overseas or engage in the issuance or trading of negotiable securities or derivatives overseas must make the appropriate registrations in accordance with SAFE provisions. PRC individuals who fail to make such registrations may be subject to warnings, fines or other liabilities.

We may not be fully informed of the identities of all our beneficial owners who are PRC residents. For example, because the investment in or trading of our shares will happen in an overseas public or secondary market where shares are often held with brokers in brokerage accounts, it is unlikely that we will know the identity of all of our beneficial owners who are PRC residents. Furthermore, we have no control over any of our future beneficial owners and we cannot assure you that such PRC residents will be able to complete the necessary approval and registration procedures required by the Individual Foreign Exchange Rules.

It is uncertain how the Individual Foreign Exchange Rules will be interpreted or enforced and whether such interpretation or enforcement will affect our ability to conduct foreign exchange transactions. Because of this uncertainty, we cannot be sure whether the failure by any of our PRC resident stockholders to make the required registration will subject our PRC subsidiaries to fines or legal sanctions on their operations, delay or restriction on repatriation of proceeds of securities offering into the PRC, restriction on remittance of dividends or other punitive actions that would have a material adverse effect on our business, results of operations and financial condition.

If we are unable to obtain business insurance in the PRC, we may not be protected from risks that are customarily covered by insurance in the United States.

Business insurance is not readily available in the PRC. To the extent that we suffer a loss of a type that would normally be covered by insurance in the United States, such as product liability and general liability insurance, we would incur significant expenses in both defending any action and in paying any claims that result from a settlement or judgment. We have not obtained fire, casualty and theft insurance, and there is no insurance coverage for our raw materials, goods and merchandise, furniture or buildings in China. Any losses incurred by us will have to be borne by us without any assistance, and we may not have sufficient capital to cover material damage to, or the loss of, our production facility due to fire, severe weather, flood or other causes, and such damage or loss may have a material adverse effect on our financial condition, business and prospects.

If our PRC operating subsidiaries’ preferential tax treatments and government subsidies are revoked or become unavailable or if the calculation of our tax liability is successfully challenged by the PRC tax authorities, we may be required to pay tax, interest and penalties in excess of our tax provisions.

The local Chinese government has provided tax incentives to our operating subsidiaries Sichuan Wetouch and Sichuan Vtouch in China, including reduced enterprise income tax rates. For example, under the PRC Enterprise Income Tax Law and its implementation rules, the statutory enterprise income tax rate is 25%. However, the income tax of an enterprise that has been determined to be a qualified enterprise located in western region of PRC can be reduced to a preferential rate of 15%. The qualification of preferential tax rate is effective for a renewable three-year permitted. If our PRC subsidiaries fail to renew the qualification of preferential tax rate benefit, our PRC subsidiaries will be subject to the statutory enterprise income tax rate of 25%.

Further, in the ordinary course of our business, we are subject to complex income tax and other tax regulations, and significant judgment is required in the determination of a provision for income taxes. Although we believe our tax provisions are reasonable, if the PRC tax authorities successfully challenge our position and we are required to pay tax, interest, and penalties in excess of our tax provisions, our financial condition and results of operations would be materially and adversely affected.

If we are classified as a PRC resident enterprise for PRC enterprise income tax purposes, such classification could result in unfavorable tax consequences to us and our non-PRC shareholders and the common stockholders.

Under the PRC Enterprise Income Tax Law and its implementation rules, an enterprise established outside of the PRC with its “de facto management body” within the PRC is considered a “resident enterprise” and will be subject to the enterprise income tax on its global income at the rate of 25%. The implementation rules define the term “de facto management body” as the body that exercises full and substantial control and overall management over the business, productions, personnel, accounts and properties of an enterprise. In 2009, the State Administration of Taxation, or SAT, issued a circular, known as SAT Circular 82, which provides certain specific criteria for determining whether the “de facto management body” of a PRC-controlled enterprise that is incorporated offshore is located in China. Although this circular applies only to offshore enterprises controlled by PRC enterprises or PRC enterprise groups, not those controlled by PRC individuals or foreigners, the criteria set forth in the circular may reflect the SAT’s general position on how the “de facto management body” text should be applied in determining the tax resident status of all offshore enterprises. According to SAT Circular 82, an offshore incorporated enterprise controlled by a PRC enterprise or a PRC enterprise group will be regarded as a PRC tax resident by virtue of having its “de facto management body” in China, and will be subject to PRC enterprise income tax on its global income only if all of the following conditions are met: (i) the primary location of the day-to-day operational management is in the PRC; (ii) decisions relating to the enterprise’s financial and human resource matters are made or are subject to approval by organizations or personnel in the PRC; (iii) the enterprise’s primary assets, accounting books and records, company seals, and board and shareholder resolutions are located or maintained in the PRC; and (iv) at least 50% of voting board members or senior executives habitually reside in the PRC.

We believe our Company is not a PRC resident enterprise for PRC tax purposes. However, the tax resident status of an enterprise is subject to determination by the PRC tax authorities and uncertainties remain with respect to the interpretation of the term “de facto management body.” If the PRC tax authorities determine that our company is a PRC resident enterprise for enterprise income tax purposes, we would be subject to PRC enterprise income on our worldwide income at the rate of 25%. Furthermore, we would be required to withhold a 10% tax from dividends we pay to our shareholders that are non-resident enterprises. In addition, non-resident enterprise shareholders (including the common stockholders) may be subject to PRC tax on gains realized on the sale or other disposition of the common stock, if such income is treated as sourced from within the PRC. Furthermore, if we are deemed a PRC resident enterprise, dividends paid to our non-PRC individual shareholders (including the common stock holders) and any gain realized on the transfer of the common stock or ordinary shares by such shareholders may be subject to PRC tax at a rate of 20% (which, in the case of dividends, may be withheld at source by us). These rates may be reduced by an applicable tax treaty, but it is unclear whether non-PRC shareholders of our company would be able to claim the benefits of any tax treaties between their country of tax residence and the PRC in the event that we are treated as a PRC resident enterprise. Any such tax may reduce the returns on your investment in our common stock.

The PRC government may issue further restrictive measures in the future.

We cannot assure you that the PRC’s government will not issue further restrictive measures in the future. The PRC government’s restrictive regulations and measures could increase our operating costs in adapting to these regulations and measures, limit our access to capital resources or even restrict our business operations, which could further adversely affect our business and prospects.

Interpretation of PRC laws and regulations involve uncertainty.

Our business is conducted within China and is governed by PRC’s laws and regulations. The PRC’s legal system is based on written statutes, and prior court decisions can only be used as a reference. Since 1979, the PRC’s government has promulgated laws and regulations in relation to economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade, with a view to developing a comprehensive system of commercial law, including laws relating to property ownership and development. However, due to the fact that these laws and regulations have not been fully developed, and because of the limited volume of published cases and the non-binding nature of prior court decisions, interpretation of PRC’s laws and regulations involves a degree of uncertainty. Some of these laws may be changed without immediate publication or may be amended with retroactive effect. Depending on the government agency or how an application or case is presented to such agency, we may receive less favorable interpretations of laws and regulations than our competitors, particularly if a competitor has long been established in the locality of, and has developed a relationship with such agency. In addition, any litigation in China may be protracted and result in substantial costs and a diversion of resources and management attention. All of these uncertainties may cause difficulties in the enforcement of our land use rights, entitlements under our permits and other statutory and contractual rights and interests.

Risks Related to Our Common Stock

An active trading market for our common stock may not develop.

There has been no active public market for our common stock, and we cannot assure you that a liquid public market for our common stock will develop. If an active public market for our common stock does not develop, the market price and liquidity of our common stock may be materially and adversely affected. We can provide no assurance that the trading price of our common stock will not decline. As a result, investors in our securities may experience a significant decrease in the value of their common stock.

Since our By-laws provide that the courts in the State of Nevada are the sole and exclusive forum for substantially all disputes between us and our shareholders, this could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our directors or officers, or employees.

Our Amended and Restated By-laws provide that, unless we consent in writing to the selection of an alternative forum, the appropriate state and federal courts in the State of Nevada shall be the sole and exclusive forum for any derivative action or proceeding brought on behalf of the Company, any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of the Company to the Company or the Company’s shareholders, any action asserting a claim arising pursuant to any provision of the Nevada Revised Statutes, or any action asserting a claim governed by the internal affairs doctrine. This exclusive forum provision would not apply to suits brought to enforce any liability or duty created by the Securities Act or the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. To the extent that any such claims may be based upon federal law claims, Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Any person or entity purchasing or otherwise acquiring any interest in our Company shall be deemed to have notice of and consented to these provisions.

These exclusive-forum provisions may limit a shareholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees.

Moreover, if a court were to find the choice of forum provision contained in our Amended and Restated By-laws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management and other employees.

The trading price of our common stock is likely to be volatile, which could result in substantial losses to investors.

The trading price of our common stock is likely to be volatile and could fluctuate widely due to factors beyond our control. This may happen because of broad market and industry factors, including the performance and fluctuation of the market prices of other companies with business operations located mainly in China that have listed their securities in the United States. In addition to market and industry factors, the price and trading volume for our common stock may be highly volatile for factors specific to our own operations, including the following:

●	variations in our revenues, earnings and cash flow;

●	announcements of new investments, acquisitions, strategic partnerships or joint ventures by us or our competitors;

●	announcements of new offerings, solutions and expansions by us or our competitors;

●	detrimental adverse publicity about us, our brand, our services or our industry;

●	additions or departures of key personnel; and

●	potential litigation or regulatory investigations.

Any of these factors may result in large and sudden changes in the volume and price at which our common stock will trade.

In the past, shareholders of public companies have often brought securities class action suits against those companies following periods of instability in the market price of their securities. If we were involved in a class action suit, it could divert a significant amount of our management’s attention and other resources from our business and operations and require us to incur significant expenses to defend the suit, which could harm our results of operations. Any such class action suit, whether or not successful, could harm our reputation and restrict our ability to raise capital in the future. In addition, if a claim is successfully made against us, we may be required to pay significant damages, which could have a material adverse effect on our financial condition and results of operations.

Short sellers of our stock may be manipulative and may drive down the market price of our common stock.

Short selling is the practice of selling securities that the seller does not own but rather has borrowed or intends to borrow from a third party with the intention of buying identical securities at a later date to return to the lender. A short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale. As it is therefore in the short seller’s interest for the price of the stock to decline, some short sellers publish, or arrange for the publication of, opinions or characterizations regarding the relevant issuer, its business prospects and similar matters calculated to or which may create negative market momentum, which may permit them to obtain profits for themselves as a result of selling the stock short. Issuers whose securities have historically had limited trading volumes and/or have been susceptible to relatively high volatility levels can be particularly vulnerable to such short seller attacks.

The publication of any such commentary regarding us by a short seller may bring about a temporary, or possibly long term, decline in the market price of our common stock. No assurances can be made that we will not become a target of such commentary and declines in the market price of our common stock will not occur in the future, in connection with such commentary by short sellers or otherwise

Shares eligible for future sale may adversely affect the market price of our common stock, as the future sale of a substantial amount of outstanding common stock in the public marketplace could reduce the price of our common stock.

The market price of our shares could decline as a result of sales of substantial amounts of our shares in the public market, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of our common stock.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

The SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring every public company to include a management report on such company’s internal controls over financial reporting in its Annual Report, which contains management’s assessment of the effectiveness of internal controls over financial reporting.

Our reporting obligations as a public company place a significant strain on our management and operational and financial resources and systems. Effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to prevent fraud. As a result, our failure to achieve and maintain effective internal controls over financial reporting may result in the loss of investor confidence in the reliability of our financial statements, which in turn may harm our business and negatively impact the trading price of our stock. Furthermore, we anticipate that we will continue to incur considerable costs and use significant management time and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act.

There is a limited market for our common stock, which may make it difficult for holders of our common stock to sell their stock.

Our common stock currently trades on the OTC Pink Markets under the symbol “WETH” and currently there is minimal trading in our common stock. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock. Further, many brokerage firms will not process transactions involving low price stocks, especially those that come within the definition of a “penny stock.” If we cease to be quoted, holders of our common stock may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of our common stock, and the market value of our common stock would likely decline.

We are subject to the penny stock rules which will make shares of our common stock more difficult to sell.

We are currently subject to the SEC’s “penny stock” rules as our shares of common stock sell below $5.00 per share. Penny stocks generally are equity securities with a price of less than $5.00. The penny stock rules require broker-dealers to deliver a standardized risk disclosure document prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer’s confirmation.

In addition, the penny stock rules require that prior to a transaction, the broker dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. The penny stock rules are burdensome and may reduce purchases of any offerings and reduce the trading activity for shares of our common stock. As long as our shares of common stock are subject to the penny stock rules, the holders of such shares of common stock may find it more difficult to sell their securities.

If we become directly subject to the scrutiny, criticism and negative publicity involving U.S. listed Chinese companies, we may have to expend significant resources to investigate and resolve the matter which could harm our business, operations and reputations, which could result in a loss of your investment in our common stock.

U.S. public companies that have substantially all of their operations in China, have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the SEC. Much of the scrutiny, criticism and negative publicity has centered around financial and accounting irregularities, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto and, in some cases, allegations of fraud. As a result of the scrutiny, criticism and negative publicity, the publicly traded stock of many U.S. listed Chinese companies has sharply decreased in value and, in some cases, has become virtually worthless. Many of these companies are now subject to shareholder lawsuits and SEC enforcement actions and are conducting internal and external investigations into the allegations. It is not clear what effect this sector-wide scrutiny, criticism and negative publicity will have on our business. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we will have to expend significant resources to investigate such allegations and/or defend the Company. This situation may be a major distraction to our management. If such allegations are not proven to be groundless, our company and business operations will be severely hampered and your investment in our shares could be rendered worthless.

The sale or availability for sale of substantial amounts of our common stock could adversely affect their market price.

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the market price of our common stock and could materially impair our ability to raise capital through equity offerings in the future. Shares held by our existing shareholders may be sold in the public market in the future subject to the restrictions in Rule 144 and Rule 701 under the Securities. As of the date of this Annual Report, we have 31,811,523 shares of common stock issued and outstanding. We cannot predict what effect, if any, market sales of securities held by our significant shareholders or any other shareholder or the availability of these securities for future sale will have on the market price of our common stock.

Because we do not expect to pay dividends in the foreseeable future, you must rely on a price appreciation of our common stock for return on your investment.

We currently intend to retain most, if not all, of our available funds and any future earnings to fund the development and growth of our business. As a result, we do not expect to pay any cash dividends in the foreseeable future. Therefore, you should not rely on an investment in our common stock as a source for any future dividend income.

Our board of directors has complete discretion as to whether to distribute dividends., Even if our board of directors decides to declare and pay dividends, the timing, amount and form of future dividends, if any, will depend on our future results of operations and cash flow, our capital requirements and surplus, the amount of distributions, if any, received by us from our subsidiaries, our financial condition, contractual restrictions and other factors deemed relevant by our board of directors. Accordingly, the return on your investment in our common stock will likely depend entirely upon any future price appreciation of our common stock. There is no guarantee that our common stock will appreciate in value, or even maintain the price at which you purchased the common stock. You may not realize a return on your investment in our common stock and you may even lose your entire investment in our common stock.

If relations between the United States and China worsen, our stock price may decrease and we may have difficulty accessing the U.S. capital markets.

At various times during recent years, the United States and China have had disagreements over political and economic issues. Controversies may arise in the future between these two countries. Any political or trade conflicts between the United States and China could adversely affect the market price of our common stock and our ability to access U.S. capital markets.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2020, we owned approximately nine separate buildings covering a total area of approximately 735,745 square feet at No.29, Third Main Avenue, Shigao Town, Renshou County, Meishan City, Sichuan, China (previously known as 22 Xingan Ave., Section 2, Shigao Town, Sichuan, China) (“Property”) where we maintain our executive offices, research and development facilities, factories and other facilities. See “Item 1. Business - Recent Events” for recent changes to the Property.

We believe that this Property is sufficient for our current business.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, active, pending or threatened proceeding against us or our subsidiaries, nor are we, or any subsidiary, involved as a plaintiff or defendant in any material proceeding or pending litigation.

From time to time, the Company and its affiliates are parties to various legal actions arising in the ordinary course of business. Although Sichuan Wetouch, Hong Kong Wetouch and Mr. Guangde Cai were named as defendants in several litigation matters, as of the date of this report, all such matters have been settled and Sichuan Wetouch, Hong Kong Wetouch and our Chairman Mr. Guangde Cai were unconditionally and fully discharged and released therefrom. See “Certain Relationships and Related Transactions, and Director Independence” and Note 13 to the Financial Statements in Item 8. Accordingly, there are no pending material legal proceedings against the Company or Mr. Cai.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is a limited public market for our common shares. Our Common Stock has been quoted on the OTC Pink under the symbol “GLFW” since 2009. On November 3, 2020, we changed our trading symbol from “GLFW” to “WETH as a result of a name change. Trading in stocks quoted on the OTC Markets is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects. We cannot assure you that there will be a market in the future for our common stock.

The OTC Markets is a quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter, or the OTC, equity securities, and may not necessarily represent actual transactions.

On March 22, 2021, the closing price per share of our Common Stock as quoted on the OTC Pink was $4.13 per share.

Reverse Stock Split

On September 30, 2020, we effected a seventy-for-one Reverse Split to shareholders of record as of September 30, 2020. No fractional shares shall be issued in connection with the Reverse Split. Any holder of record that otherwise would be entitled to receive a fractional share shall be entitled to receive one whole share. All shares have been retroactively adjusted to reflect the Reverse Split.

Holders of Common Stock

As of March 23, 2021, there were 163 shareholders of record of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, for working capital purposes and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

Over the past three years, we have issued and sold the following securities without registration under the Securities Act:

On March 11, 2019, 1,714,286 shares of common stock of the Company were issued to the Custodian in consideration for the payment of cash and the issuance of a promissory note by the Custodian to the Company.

On October 9, 2020, we entered into a share exchange agreement (the “Share Exchange Agreement”) with BVI Wetouch and all the shareholders of BVI Wetouch (each, a “BVI Shareholder” and collectively the “BVI Shareholders”), to acquire all the issued and outstanding capital stock of BVI Wetouch in exchange for the issuance to the BVI Shareholders an aggregate of 28,000,000 shares of our common stock (the “Reverse Merger”). In the Reverse Merger, each ordinary share of BVI Wetouch was exchanged for 560 shares of common stock of Wetouch. Immediately after the closing of the Reverse Merger on October 9, 2020, we had a total of 31,396,394 issued and outstanding shares of common stock. On January 7, 2021, a registration statement on Form S-1 (“Form S-1”) was declared effective with regard to re-sale by some BVI Shareholders as the selling shareholders of an aggregate of 15,889,371 shares of common stock, par value $0.001 per share, of the Company. As a result of the Form S-1, there are still 12,110,629 shares of common stock held by BVI Wetouch Shareholders unregistered under the Securities Act.

On December 22, 2020, the Board of Directors of the Company authorized the issuance of an aggregate of 103,610 shares of common stock and 210,360 warrants to The Crone Law Group, P.C. or its designees for legal services that had been rendered. The five year warrants are exercisable at one cent per share. As of the date of this report, no warrants have been exercised.

On January 1, 2021, the Board of Directors of the Company authorized the issuance of an aggregate of 310,830 shares of common stock and 631,080 warrants to Ascendant Global Advisors, Inc., or its designees for consultancy services that had been rendered. The five year warrants are exercisable at one cent per share. As of the date of this report, no warrants have been exercised.

The offers, sales, and issuances of the securities described above were exempt from the registration requirements under the Securities Act, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, including Regulation D promulgated thereunder, regarding transactions by an issuer not involving a public offering. The purchasers received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration statement or an available exemption from the registration under the Securities Act. All certificates representing the securities in the transactions described in this Item 5 included appropriate legends setting forth that the securities had not been offered or sold pursuant to a registration statement and describing the applicable restrictions on transfer of the securities

Except as set forth above, there were no sales of equity securities during the period covered by this Annual Report that were not registered under the Securities Act and a Current Report on Form 8-K filed by the Company.

Securities Authorized for Issuance Under Equity Compensation Plan

The Company does not have any equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis contains forward-looking statements relating to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “intends”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. You should not place undue reliance on these statements, which speak only as of the date of this Annual Report. These cautionary statements should be considered with any written or oral forward-looking statements that we may issue in the future. You should read this Annual Report on Form 10-K with the understanding that our actual future results may be materially different from what we expect. All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made, except as required by applicable law.

Management’s discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The following discussion and analysis of financial condition and results of operations of the Company is based upon, and should be read in conjunction with, the audited consolidated financial statements and related notes elsewhere in this Annual Report on Form 10-K.

Overview

We were originally incorporated under the laws of the state of Nevada in August 1992. On October 9, 2020, we entered into a share exchange agreement (the “Share Exchange Agreement”) with Wetouch Holding Group Limited, a British Virgin Islands (“BVI”) company incorporated on August 14, 2020 under the laws of the British Virgin Islands (“BVI Wetouch”), and all the shareholders of BVI Wetouch (each a “Shareholder” and collectively the “Shareholders”), to acquire all the issued and outstanding capital stock of BVI Wetouch in exchange for the issuance to the Shareholders an aggregate of 28 million shares of our common stock (the “Reverse Merger”). The Reverse Merger closed on October 9, 2020. Immediately after the closing of the Reverse Merger, we had a total of 31,396,394 issued and outstanding shares of common stock. As a result of the Reverse Merger, BVI Wetouch is now our wholly-owned subsidiary.

Through our wholly-owned subsidiaries, BVI Wetouch, Hong Kong Wetouch, and Sichuan Wetouch, we are engaged in the research, development, manufacturing, sales and servicing of medium to large sized projected capacitive touchscreens, which constitutes our source of revenues. We are specialized in large-format touchscreens, which are developed and designed for a wide variety of markets and used in by the financial terminals, automotive, POS, gaming, lottery, medical, HMI, and other specialized industries. Our product portfolio comprises medium to large sized projected capacitive touchscreens ranging from 7.0 inch to 42 inch screens. In terms of the structures of touch panels, we offer (i) Glass-Glass (“GG”), primarily used in GPS/car entertainment panels in mid-size and luxury cars, industrial HMI, financial and banking terminals, POS and lottery machines; (ii) Glass-Film-Film (“GFF”), mostly used in high-end GPS and entertainment panels, industrial HMI, financial and banking terminals, lottery and gaming industry; (iii) Plastic-Glass (“PG”), typically adopted by touchscreens in GPS/entertainment panels motor vehicle GPS, smart home, robots and charging stations; and (iv) Glass-Film (“GF”), mostly used in industrial HMI. The following discussion and analysis pertain financial condition and results of operations of our subsidiaries Hong Kong Wetouch, Sichuan Wetouch and Sichuan Vtouch for the years ended December 30, 2020 and 2019, respectively.

Effects of COVID-19

The COVID-19 pandemic and resulting global disruptions have affected our businesses, as well as those of our customers and suppliers. To serve our customers while also providing for the safety of our employees and service providers, we have modified numerous aspects of our logistics, transportation, supply chain, purchasing, and after-sale processes. Beginning in Q1 2020, we made numerous process updates across our operations worldwide, and adapted our fulfillment network, to implement employee and customer safety measures, such as enhanced cleaning and physical distancing, personal protective gear, disinfectant spraying, and temperature checks. We will continue to prioritize employee and customer safety and comply with evolving state and local standards as well as to implement standards or processes that we determine to be in the best interests of our employees, customers, and communities.

Due to the COVID-19 pandemic, our subsidiary Sichuan Wetouch was temporarily shut down from early February 2020 to early March 2020 in accordance with the requirement of the local governments. Our business was negatively impacted and generated lower revenue and net income in 2020. Revenues were $31.3 million for the year ended December 31, 2020, a decrease of $8.7 million, or 21.8%, compared to $40 million in the same period of last year. The decrease in revenues for the year ended December 31, 2020 was mainly due to loss of one major customer and the impact of COVID-19 pandemic. The extent of the impact of COVID-19 on the Company’s results of operations and financial condition will depend on the virus’ future developments, including the duration and spread of the outbreak and the impact on the Company’s customers, which are still uncertain and cannot be reasonably estimated at this point of time.

Highlights for the year ended December 31, 2020 include:

● Revenues were $31.3 million, a decrease of 21.8% from $40 million for the year ended December 31, 2020

● Gross profit was $15.6 million, a decrease of 20.8% from $19.7 million for the year ended December 31, 2020

● Net income was $8.9 million, a decrease of 35% from $13.7million for the year ended December 31, 2020

● Total volume shipped was 1,656,050 units, a decrease of 26.9% from 2,266,550 units for the year ended December 31, 2020

Results of Operations

The following table sets forth, for the periods indicated, statements of income data:

(in US Dollar millions, except percentage)	For the Years Ended December 31,		Change
	2020	2019	%
Revenues	$31.3	$40.0	(21.8)%
Cost of revenues	(15.7)	(20.3)	(22.7)%
Gross profit	15.6	19.7	(20.8)%
Total operating expenses	(3.7)	(2.7)	(37.0)%
Operating income	11.9	17.0	(30.0)%
Income before income taxes	10.4	16.4	(36.6)%
Income tax benefit (expense)	(1.5)	(2.7)	(44.4)%
Net income	$8.9	$13.7	(35.0)%

For the Years Ended December 31, 2020 and 2019

Revenues

Revenues were $31.3 million in the year ended December 31, 2020, a decrease of $8.7 million, or 21.8%, compared with $40.0 million in the same period of last year. This was due to the decrease of 26.9% in sales volume, partially offset by an increase of 7.1% in the average selling price of our products, and 0.1% positive impact from exchange rate due to appreciation of RMB against US dollars, as compared with those of the same period of last year.

	For the Years Ended December 31,
	2020		2019		Change	Change
	Amount	%	Amount	%	Amount	%
	(in US Dollar except percentage)
Revenue from sales to customers in PRC	$21,430,226	68.4%	$26,496,301	66.2%	$(5,066,075)	(19.1)%
Revenue from sales to customers overseas	9,915,725	31.6%	13,507,802	33.8%	(3,592,077)	(26.6)%
Total Revenues	$31,345,951	100%	$40,004,103	100%	$(8,658,152)	(21.6)%

	For the Years Ended December 31,
	2020		2019		Change	Change
	Unit	%	Unit	%	Unit	%
	(in UNIT, except percentage)
Units sold to customers in PRC	1,111,516	67.1%	1,534,906	67.7%	(423,390)	(27.6)%
Units sold to customers overseas	544,534	32.9%	731,644	32.3%	(187,110)	(25.6)%
Total Units Sold	1,656,050	100%	2,266,550	100%	(610,500)	(26.9)%

(i) Domestic market

For the year ended December 31, 2020, revenue from domestic market decreased by $5.1 million or 19.1%, as a combined result of (i) a decrease of 27.6% in sales volume, partially offset by (ii) an increase of 11.5% in the average selling price of our products, and (iii) 0.1% positive impact from exchange rate due to appreciation of RMB against US dollars, as compared with those of last year.

The weakening in macroeconomic conditions since the outbreak of COVID-19 pandemic in January 2020 continued to exacerbate touchscreen business environment. The Company’s business was also negatively impacted and has generated lower revenues during the period from February to April 2020. Geographically, revenue from South China and overseas decreased 46.6% and 26.6%, respectively, for the year ended December 31, 2020 compared to those in the same period of 2019. Due to our efforts in marketing new models such as medical touchscreens and POS touchscreens, as well as penetration into new regions and acquisition of new customers, we have experienced a slight uptick in revenue from certain regions in the second half of 2020. Sales increased by 6.4%% in North China, and 2.4% in Southwest China for the year ended December 31, 2020 as compared to the same period of 2019.

As for the RMB selling price, the increase of 11.5% was mainly due to the increased sales of new models and higher-end products of touchscreens used in medical field, POS machine, and ticket vending machine with higher selling price in domestic market during the year ended December 31, 2020.

(ii) Overseas market

For the year ended December 31, 2020, revenue from overseas market was $9.9 million as compared to and $13.5 million of the same period of 2019, a decrease of $3.6 million or 26.6%. The sales of our product sales to oversea customers were negatively impacted due to the global COVID-19 outbreak and logistic interruption associated with it, leading to decrease by 25.6% in sales volume and 1.4% in average selling price.

The following table summarizes the breakdown of revenues by categories in US dollars:

	Revenues For the Years Ended December 31,
	2020		2019		Change	Change
	Amount	Margin%	Amount	Margin%	Amount	Margin%
	(in US Dollars, except percentage)
Product categories by end applications
Automotive Touchscreens	$10,246,805	32.7%	$15,855,438	39.6%	$(5,608,633)	(35.4)%
Industrial Control Computer Touchscreens	6,305,762	20.1%	7,421,950	18.6%	(1,116,188)	(15.0)%
Gaming Touchscreens	4,654,133	14.9%	7,050,384	17.6%	(2,396,251)	(34.0)%
POS Touchscreens	4,136,359	13.2%	3,980,266	9.9%	156,093	3.9%

Medical Touchscreens	3,055,117	9.7%	2,196,405	5.5%	858,712	39.1%
Multi-Functional Printer Touchscreens	2,922,181	9.3%	3,276,269	8.2%	(354,088)	(10.8)%
Others*	25,594	0.1%	223,391	0.6%	(197,797)	(88.5)%
Total Revenues	$31,345,951	100.0%	$40,004,103	100.0%	$(8,658,152)	(21.8)%

*Others include applications in financial terminals, ticket vending machines, and self-service kiosks.

The Company continued to shift production mix from traditional lower-end products such as touchscreens used in automotive and industrial control computer industries to high-end products such as touchscreens used in medical touchscreens, self-service kiosks and ticket vending machine, primarily due to (i) greater growth potential of computer screen models in China, (ii) the stronger demand and better quality demand from consumers’ recognition of higher-end touch screens made by better raw materials.

Gross Profit and Gross Profit Margin

	Years Ended December 31,		Change
(in millions, except percentage)	2020	2019	Amount	%
Gross Profit	$15.6	$19.7	$(4.1)	(20.8)%
Gross Profit Margin	49.8%	49.3%		0.5%

Gross profit was $15.6 million during the year ended December 31, 2020, as compared to $19.7 million in the same period of 2019, representing a decrease of $4.1 million, or 20.8%, primarily due to the decrease in sales of $8.7 million and in cost of materials of $4.6 million as a result of the decreased sales and the factory shutdown due to COVID-19. Our gross margin was 49.8% during the year ended December 31, 2020 as compared to 49.3% of the same period of 2019.

General and Administrative Expenses

	Years Ended December 31,		Change
(in millions, except percentage)	2020	2019	Amount	%
General and Administrative Expenses	$2.3	$2.3	$0.0	0.0%
as a percentage of revenues	7.3%	5.8%		1.5%

General and administrative (G&A) expenses stayed at $2.3 million in the year ended December 31, 2020 and 2019.

Research and Development Expenses

	Years Ended December 31,		Change
(in millions, except percentage)	2020	2019	Amount	%
Research and Development Expenses	$0.0	$0.1	$(0.1)	(100.0)%
as a percentage of revenues	0.2%	0.3%		(0.1)%

Research and development (R&D) expenses were $77,997 in the year ended December 31, 2020 compared to $136,433 in the same period in 2019, representing a decrease of $58,436, or 100.0%. The decrease was primarily due to the decrease of salary and welfare expenses of R&D personnel and cost assumption used in R&D activities due to the factory shutdown related to the COVID-19 pandemic in early 2020.

Share-based Compensation

	Years Ended December 31,		Change
(in millions, except percentage)	2020	2019	Amount	%
Share-based compensation	$1.1	$0.0	$1.1	0.0%
as a percentage of revenues	3.5%	0.0%		3.5%

Share-based compensation were $1.1 million for the year ended December 31, 2020 compared to nil in the same period in 2019, representing an increase of $1.1 million or 3.5%. On December 22, 2020, the Board of Directors of the Company authorized the issuance of an aggregate of 103,610 shares and 210,360 warrants to The Crone Law Group, P.C. or its designees for legal services that had been rendered. The Company recorded relevant share-based compensation expense of $351,134 for the vested shares and $713,120 for the warrants, respectively.

Operating Income

Total operating income was $11.9 million for the year ended December 31, 2020 compared to $17.0 million in the same period of 2019, representing a decrease of $5.1 million or 30.0%. This decrease is primarily due to the lower gross profit, and higher operating expenses described above.

Late Penalty on Loan

	Years Ended December 31,		Change
(in millions, except percentage)	2020	2019	Amount	%
Late Penalty on Loan	$-	$(0.9)	$0.9	0.0%
as a percentage of revenues	0.0%	2.3%		(2.3)%

Late penalty on loan was nil for the year ended December 31, 2020 as compared to $0.9 million in 2019, which was recognized due to a loan default penalty by Sichuan Wetouch obtained from Chengdu Bank in 2013 and guaranteed by a nonrelated party Chengdu SME Credit Guarantee Co., Ltd. (“Chengdu SME”). Such penalty was paid and settled in September 2020. (see Note 13)

Income Taxes

	Years Ended December 31,		Change
(in millions, except percentage)	2020	2019	Amount	%
Income before Income Taxes	$10.5	$16.4	$(5.9)	(36.0)%
Income Tax Benefit (Expense)	(1.5)	(2.7)	1.2	(44.4)%
Effective income tax rate	14.8%	16.6%		(1.8)%

The effective income tax rates for the year ended December 31, 2020 and 2019 were 14.8% and 16.6%, respectively. The effective income tax rate decreased from 16.6% for the year ended December 31, 2019 to 14.8% for the year ended December 31, 2020, primarily due to the decreased income before income taxes resulting from the COVID-19 negative impact. The effective income tax rate for the year ended December 31, 2020 differs from the PRC statutory income tax rate of 25% primarily due to Sichuan Wetouch’s preferential income tax rate.

Our PRC subsidiary Sichuan Wetouch had $24.0 million of cash and cash equivalents of December 31, 2020, which are planned to be indefinitely reinvested in PRC. The distributions from our PRC subsidiary are subject to the U.S. federal income tax at 21%, less any applicable foreign tax credits. Due to our policy of indefinitely reinvesting our earnings in our PRC business, we have not provided for deferred income tax liabilities related to PRC withholding income tax on undistributed earnings of our PRC subsidiaries.

Net Income

As a result of the above factors, we had a net income of $8.9 million the year ended December 31, 2020 compared to net income of $13.7 million in the same period of 2019.

LIQUIDITY AND CAPITAL RESOURCES

Historically, our primary uses of cash have been to finance working capital needs. We expect that we will be able to meet our needs to fund operations, capital expenditures and other commitments in the next 12 months primarily with our cash and cash equivalents, operating cash flows and bank borrowings.

We may, however, require additional cash resources due to changes in business conditions or other future developments. If these sources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity or equity-linked securities could result in additional dilution to stockholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financial covenants that would restrict operations. Financing may not be available in amounts or on terms acceptable to us, or at all.

The following table sets forth a summary of our cash flows for the periods indicated.

	Years Ended December 31,
(in US Dollar millions)	2020	2019
Net cash provided by operating activities	$13.0	$10.2
Net cash used in investing activities	-	-
Net cash used in financing activities	(4.7)	(13.6)
Effect of foreign currency exchange rate changes on cash and cash equivalents	1.4	(0.6)
Net increase (decrease) in cash and cash equivalents	9.7	(4.0)
Cash and cash equivalents at the beginning of period	14.3	18.3
Cash and cash equivalents at the end of period	$24.0	$14.3

Operating Activities

Net cash provided by operating activities was $13.0 million for the year ended December 31, 2020, primarily consisting of the following: (i) net income of $8.9 million for the fiscal year; (ii) the decrease of $4.9 million of accounts receivable lower revenues as a result of the negative impact of COVID-19 for the year ended December 31, 2020, (iii) the decrease of $1.9 million accrued expenses and other current liabilities.

Net cash provided by operating activities was $10.2 million for the year ended December 31, 2019, primarily consisting of the following: (i) net income of $13.7 million for the fiscal year; (ii) the increase of $2.3 million of accounts receivable due to the increase of revenues; and (iii) the decrease of $2.0 million of accounts payable.

Investing Activities

There were nil and $5,006 investing activities for the year ended December 31, 2020 and 2019, respectively.

Financing Activities

Net cash used in the financing activities was $4.7 million for the year ended December 31, 2020, primarily consisting of the following: (i) repayment of advances from related parties of $4.3 million; and (ii) repayments of bank borrowings of $0.4 million for the year ended December 31, 2020; (ii) .

Net cash used in the financing activities was $13.5 million for the year ended December 31, 2019, primarily consisting of repayment of advances from related parties of $13.5 million.

As of December 31, 2020, our cash and cash equivalents were $24.0 million, as compared to $14.3 million at December 31, 2019.

Days Sales Outstanding (“DSO”) has increased from 135 days for the year ended December 31, 2019 to 161 days for the year ended December 31, 2020 as a result of business shutdown during February and March 2020 due to the COVID-19 and slower accounts receivable collection from customers affected by pandemic.

The following table provides an analysis of the aging of accounts receivable as of December 31, 2020 and December 31, 2019:

	December 31, 2020	December 31 2019
-Current	$3,531,963	$4,538,844
-1-3 months past due	8,136,340	6,965,817
-4-6 months past due	123,581	4,510,219
7-12 months past due	160,844	32,001
-greater than 1 year past due	49,726	70,874
Total accounts receivable	$12,002,454	$16,120,327

The majority of the Company’s revenues and expenses were denominated primarily in Renminbi (“RMB”), the currency of the People’s Republic of China. There is no assurance that exchange rates between the RMB and the U.S. Dollar will remain stable. Inflation has not had a material impact on the Company’s business.

Our industry typical payment term is 180 days. Accounts receivable are written off against the allowances only after exhaustive collection efforts. Although the Company did not extend payment terms to its customers during the year ended December 31, 2020, there was a stalled collection activities during February and March 2020, during which most businesses except essential services were operated.

Based on past performance and current expectations, we believe our cash and cash equivalents provided by operating activities and financing activities will satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our operations for at least the next 12 months.

COMMITMENTS AND CONTINGENCIES

Off-Balance Sheet Arrangements

The Company and Mr. Guangde Cai had provided guarantees for seven different loans for parties related to the Company and Mr. Cai. As of October 9, 2020, the Company and Mr. Guangde Cai have been unconditionally and fully released from all such guarantees. See “Certain Relationships and Related Transactions, and Director Independence”.

Critical Accounting Policies

An accounting policy is considered critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time such estimate is made, and if different accounting estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the consolidated financial statements.

We prepare our financial statements in conformity with U.S. GAAP, which requires us to make judgments, estimates and assumptions. We continually evaluate these estimates and assumptions based on the most recently available information, our own historical experiences and various other assumptions that we believe to be reasonable under the circumstances. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from our expectations as a result of changes in our estimates. Some of our accounting policies require a higher degree of judgment than others in their application and require us to make significant accounting estimates.

The following descriptions of critical accounting policies, judgments and estimates should be read in conjunction with our consolidated financial statements and accompanying notes and other disclosures included in this registration statement. When reviewing our financial statements, you should consider (i) our selection of critical accounting policies, (ii) the judgments and other uncertainties affecting the application of such policies and (iii) the sensitivity of reported results to changes in conditions and assumptions.

Revenue recognition

The Company adopted Accounting Standards Codification (“ASC”) 606 using the modified retrospective approach. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements. Therefore, no adjustments to opening retained earnings were necessary.

ASC 606, Revenue from Contracts with customers, establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.

ASC 606 requires the use of a five-step model to recognize revenue from customer contracts. The five-step model requires that the Company (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies the performance obligation. The application of the five-step model to the revenue streams compared to the prior guidance did not result in significant changes in the way the Company records its revenue. The Company has assessed the impact of the guidance by reviewing its existing customer contracts and current accounting policies and practices to identify differences that would result from applying the new requirements, including the evaluation of its performance obligations, transaction price, customer payments, transfer of control and principal versus agent considerations. Based on the assessment, the Company concluded that there was no change to the timing and pattern of revenue recognition for its current revenue streams.

In accordance to ASC 606, the Company recognizes revenue when it transfers its goods and services to customers in an amount that reflects the consideration to which the Company expects to be entitled in such exchange. The Company accounts for the revenue generated from sales of its products primarily to its customers in PRC and overseas, as the Company is acting as a principal in these transactions, is subject to inventory risk, has latitude in establishing prices, and is responsible for fulfilling the promise to provide customers the specified goods, which the Company has control of the goods and has the ability to direct the use of goods to obtain substantially all the benefits. All of the Company’s contracts have one single performance obligation as the promise is to transfer the individual goods to customers, and there is no separately identifiable other promises in the contracts. The Company’s revenue streams are recognized at a point in time when title and risk of loss passes and the customer accepts the goods, which generally occurs at delivery. The Company’s products are sold with no right of return and the Company does not provide other credits or sales incentive to customers. The Company’s sales are net of value added tax (“VAT”) and business tax and surcharges collected on behalf of tax authorities in respect of product sales.

Contract Assets and Liabilities

Payment terms are established on the Company’s pre-established credit requirements based upon an evaluation of customers’ credit quality. Contract assets are recognized for in related accounts receivable. Contract liabilities are recognized for contracts where payment has been received in advance of delivery. The contract liability balance can vary significantly depending on the timing when an order is placed and when shipment or delivery occurs. As of December 31, 2019 and 2018, other than accounts receivable and advances from customers, the Company had no other material contract assets, contract liabilities or deferred contract costs recorded on its consolidated balance sheet. Costs of fulfilling customers’ purchase orders, such as shipping, handling and delivery, which occur prior to the transfer of control, are recognized in selling, general and administrative expense when incurred.

The Company generally warrants that its products will substantially conform to the agreed-upon specifications for three years from the date of shipment. The Company’s liability is limited to either a credit equal to the purchase price or replacement of the defective part. Returns, after sales services and technical support under warranty have historically been immaterial. As such, the Company does not record a specific warranty reserve or consider activities related to such warranty, if any, to be a separate performance obligation.

Disaggregation of Revenues

The Company disaggregates its revenue from contracts by geography, as the Company believes it best depicts how the nature, amount, timing and uncertainty of the revenue and cash flows are affected by economic factors. The Company’s disaggregation of revenues for the years ended December 31, 2020 and 2019 are disclosed in Note 14 to the financial statements.

Use of estimates

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”), management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on information as of the date of the consolidated financial statements. Significant estimates required to be made by management include, but are not limited to, the allowance for estimated uncollectible receivables, inventory valuations, useful lives of property, plant and equipment, intangible assets, the recoverability of long-lived assets, provision necessary for contingent liabilities, revenue recognition and realization of deferred tax assets. Actual results could differ from those estimates.

Inventories

Inventory consists of raw materials, work-in-process and finished goods and is stated at the lower of cost or net realizable value. Cost is determined using a weighted average. For work-in-process and manufactured inventories, cost consists of raw materials, direct labor and an allocated portion of the Company’s production overhead. The Company writes down excess and obsolete inventory to its estimated net realizable value based upon assumptions about future demand and market conditions. For finished goods and work-in-process, if the estimated net realizable value for an inventory item, which is the estimated selling price in the ordinary course of business, less reasonably predicable costs to completion and disposal, is lower than its cost, the specific inventory item is written down to its estimated net realizable value. Net realizable value for raw materials is based on replacement cost. Provisions for inventory write-downs are included in the cost of revenues in the consolidated statements of operations. Inventories are carried at this lower cost basis until sold or scrapped. No inventory reserve was recorded for the years ended December 31, 2019 and 2018, respectively.

Income taxes

The Company accounts for current income taxes in accordance with the laws of the relevant tax authorities. Deferred income taxes are recognized when temporary differences exist between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period including the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

An uncertain tax position is recognized only if it is “more likely than not” that the tax position would be sustained in a tax examination. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. No significant penalties or interest relating to income taxes have been incurred during the years ended December 31, 2020 and 2019. The Company does not believe there was any uncertain tax provision at December 31, 2020 and 2019.

The Company’s operating subsidiaries in China are subject to the income tax laws of the PRC. No significant income was generated outside the PRC for the fiscal years ended December 31, 2020 and 2019. As of December 31, 2020, all of the Company’s tax returns of its PRC Subsidiary remain open for statutory examination by PRC tax authorities.

Property, plant and equipment, net

Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization of property and equipment is provided using the straight-line method over their expected useful lives, as follows:

Useful life
Buildings	20 years
Machinery and equipment	10 years
Office and electric equipment	3 years

Expenditures for maintenance and repairs, which do not materially extend the useful lives of the assets, are charged to expense as incurred. Expenditures for major renewals and betterments which substantially extend the useful life of assets are capitalized. The cost and related accumulated depreciation of assets retired or sold are removed from the respective accounts, and any gain or loss is recognized in the consolidated statements of income and other comprehensive income in other income or expenses.

Intangible assets, net

The Company’s intangible assets primarily includes land use rights and patent right. A land use right in the PRC represents an exclusive right to occupy, use and develop a piece of land during the contractual term of the land use right. The cost of a land use right is usually paid in one lump sum at the date the right is granted. The prepayment usually covers the entire period of the land use right. The lump sum advance payment is capitalized and recorded as land use right and then charged to expense on a straight-line basis over the period of the right, which is normally 50 years.

Patents are recognized at cost of acquisition. They have a finite life and are carried at cost less any accumulated amortization and any impairment losses.

Useful life
Land use right	50 years
Patents	10 years

Impairment of long-lived Assets

Long-lived assets, such as property, plant and equipment, land use rights, are reviewed for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Recoverability of a long-lived asset or asset group to be held and used is measured by a comparison of the carrying amount of an asset or asset group to the estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying value of an asset or asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount that the carrying value exceeds the estimated fair value of the asset or asset group. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third party independent appraisals, as considered necessary. Assets to be disposed are reported at the lower of carrying amount or fair value less costs to sell, and are no longer depreciated. No impairment of long-lived assets was recognized for any of the years presented.

Comprehensive income

Comprehensive income (loss) consists of two components, net income and other comprehensive income (loss). The foreign currency translation gain or loss resulting from translation of the financial statements expressed in RMB to US$ is reported in other comprehensive income (loss) in the consolidated statements of income and comprehensive income.

Recently issued accounting guidance

The Company considers the applicability and impact of all accounting standards updates (“ASUs”). Management periodically reviews new accounting standards that are issued.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), which introduces new guidance for the accounting for credit losses on instruments within its scope. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale (AFS) debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The pronouncement will be effective for public business entities that are SEC filers in fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early application of the guidance will be permitted for all entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company does not anticipate the guidance will have a material impact on its financial statements.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”. The amendment simplifies the accounting for income taxes by eliminating some exceptions to the general approach in ASC 740, Income Taxes. It also clarifies certain aspects of the existing guidance to promote more consistent application, among other things. The guidance is effective for interim and annual reporting periods beginning within 2021 with early adoption permitted.

From time to time, the FASB or other standards setting bodies issue new accounting pronouncements. Updates to the FASB ASCs are communicated through issuance of ASUs. Unless otherwise discussed, the Company believes that the recently issued guidance, whether adopted or to be adopted in the future, is not expected to have a material impact on its consolidated financial statements upon adoption.

Quantitative and Qualitative Disclosures about Market Risks

Interest Rate Risk

Our exposure to interest rate risk primarily relates to the interest income generated by excess cash, which is mostly held in interest-bearing bank deposits. Interest-earning instruments carry a degree of interest rate risk. We have not been exposed to material risks due to changes in interest rates, and we have not used any derivative financial instruments to manage our interest risk exposure.

Foreign Currency Exchange Rates

The some of our revenues are collected in and our expenses are paid in RMB. We face foreign currency rate translation risks when our results are translated to U.S. dollars.

The RMB was relatively stable against the U.S. dollar at approximately 8.28 RMB to the US$1.00 until July 21, 2005 when the Chinese currency regime was altered resulting in a 2.1% revaluation versus the U.S. dollar. From July 21, 2005 to September 30, 2010, the RMB exchange rate was no longer linked to the U.S. dollar but rather to a basket of currencies with a 0.3% margin of fluctuation resulting in further appreciation of the RMB against the U.S. dollar. Since September 30, 2009, the exchange rate had remained stable at 6.8307 RMB to 1.00 U.S. dollar until September 30, 2010 when the People’s Bank of China allowed a further appreciation of the RMB by 0.43% to 6.798 RMB to 1.00 U.S. dollar. The People’s Bank of China allowed the RMB and U.S. dollar exchange rate to fluctuate within 1% on April 16, 2012 and 2% on March 17, 2014, respectively. On December 31, 2020, the RMB traded at 6.5250 RMB to 1.00 U.S. dollar.

There remains international pressure on the Chinese government to adopt an even more flexible currency policy and the exchange rate of RMB is subject to changes in China’s government policies which are, to a large extent, dependent on the economic and political development both internationally and locally and the demand and supply of RMB in the domestic market. There can be no assurance that such exchange rate will continue to remain stable in the future amongst the volatility of currencies, globalization and the unstable economies in recent years. Since (i) our revenues and net income of our PRC operating entities are denominated in RMB, and (ii) the payment of dividends, if any, will be in U.S. dollars, any decrease in the value of RMB against U.S. dollars would adversely affect the value of the shares and dividends payable to shareholders, in U.S. dollars.

Inflation

To date, inflation in China has not materially affected our results of operations. According to the National Bureau of Statistics of China, the year-over-year percent changes in the consumer price index for December 2019, 2018 and 2017 were increases of 2.9%, 2.1% and 1.6%, respectively. Although we have not been materially affected by inflation in the past, we may be affected if China experiences higher rates of inflation in the future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by Item 8 is included following the “Index to Financial Statements” on page F-1 contained in this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, our disclosure controls and procedures were not effective as of December 31, 2020 due to the material weaknesses in internal control over financial reporting described below.

Management’s Annual Report on Internal Control Over Financial Reporting

Management and the Company’s consolidated subsidiaries are responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of its principal executive and principal financial officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its consolidated financial statements for external reporting purposes in accordance with GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Material Weaknesses in Internal Control over Financial Reporting

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2020 was not effective.

A material weakness, as defined in the standards established by the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

The ineffectiveness of the Company’s internal control over financial reporting was due to the following material weaknesses:

●	Inadequate segregation of duties consistent with control objectives;
●	Lack of formal policies and procedures;
●	Lack of a functioning audit committee and independent directors on the Company’s board of directors to oversee financial reporting responsibilities; and
●	Lack of risk assessment procedures on internal controls to detect financial reporting risks on a timely manner.

Management’s Plan to Remediate the Material Weakness

Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions planned include:

●	Continue to search for and evaluate qualified independent outside directors;
●	Identify gaps in our skills base and the expertise of our staff required to meet the financial reporting requirements of a public company; and
●	Continue to develop policies and procedures on internal control over financial reporting and monitor the effectiveness of operations on existing controls and procedures.

We have engaged with a third-party financial consulting firm during the year to assist with the preparation of SEC reporting. We are committed to maintaining a strong internal control environment, and believe that these remediation efforts will deliver improvements in our control environment. Our management will continue to monitor and evaluate the relevance of our risk-based approach and the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report, which may increase the risk that weaknesses or deficiencies in our internal control over financial reporting go undetected.

Changes in Internal Control Over Financial Reporting

Other than the appointment of a principal financial and accounting officer as of October 12, 2020, there have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended December 31, 2020 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding our current directors and executive officers:

Name	Age	Position
Guangde Cai	52	Chairman, Director
Zongyi Lian	60	President and Chief Executive Officer
Yuhua Huang	46	Chief Financial Officer
Jiaying Cai	25	Secretary, Director

Guangde Cai - Chairman and Director

Mr. Cai, age 52, has been our Company’s Chairman and Director since October 12, 2020. Mr. Cai has extensive experience in financing and touchscreen industry. From August 1992 to August 1996, he worked at Hong Kong Lixin Group, first serving as Financial Manager and later as Financial Director of the group. From September 1996 to June 2003, he worked as Financial Director at Guangdong Midea Group. From July 2003 to December 2015, he worked as Project Manager at Mictouch China, responsible for the research, development, production and sales of infrared touchscreens. In 2006, he co-founded Damai and acted as General Manager, focusing on the research, development, production and sales of high-end five-wire resistive screen. By the end of 2007, Damai was relocated to Chengdu and renamed as Chengdu Wetouch where he works as General Manager. In 2011, he co-founded Sichuan Wetouch and in 2012, he founded Meishan Wetouch. Mr. Cai holds a Bachelor’s degree in Accounting from Sun Yat-sen University and a Master degree in Economics from Zhongnan University of Economics and Law. Mr. Cai’s management and extensive experience and his role as founder of Sichuan Wetouch led to the conclusion that he should serve as a director.

Zongyi Lian - Chief Executive Officer and President

Mr. Lian, age 60, was appointed Chief Executive Officer and President on October 12, 2020. He has served as Chief Executive Officer of Sichuan Wetouch since November 21, 2017. In 2006, he co-founded Chongqing Damai Touchscreen Computer Co., Ltd (“Damai”) (later renamed Chengdu Wetouch) and served as Vice Technique General Manager. In 2011, he co-founded Sichuan Wetouch and served as Vice Technique General Manager. Mr. Lian holds a Masters degree in Automatic Control from National Chiao Tung University.

Yuhua Huang - Chief Financial Officer

Mr. Huang, age 46, was appointed our Chief Financial Officer on October 12, 2020. He concurrently serves as Chief Financial Officer of Sichuan Wetouch, a position he has held since March 2018. From 2010 to 2013, he worked as accountant at Liugong Group and from 2014 to 2017, he served as Financial Manager at Shanghai Oriental Pearl Group Co., Ltd. Mr. Huang holds a Bachelor’s degree in accounting from Sichuan Institute of Industrial Technology. He was qualified as CPA in China in 2004 and as auditor in 2014, respectively.

Jiaying Cai - Secretary and Director

Ms. Cai, age 25, has been our Company’s Secretary and Director since June 2020. She concurrently serves as the Chief Executive Officer and director of BVI Wetouch, our wholly-owned subsidiary, since its inception on August 14, 2020. From February 2017 to May 2019, Ms. Cai worked at Chengdu Wetouch Technology Co., Ltd, an affiliate of Guangde Cai, which specializes in the research, development, manufacturing and sales of capacitive touchscreens widely used in HMI and military industries, where she served as staff of financial department, human resources department and purchasing department. In April 2020, she joined Chengdu Haobot Technology Co., Ltd and has been serving as its Legal Representative and General Manager until present. Ms. Cai holds a Bachelor’s degree in Music from The Sichuan Conservatory of Music and an EMBA degree from Sichuan University. Mr. Cai’s role at Chengu Wetouch led to the conclusion that she should serve as a director.

Term of Office

Our directors hold office until the next annual meeting of shareholders of the Company and until their successors have been elected and qualified. Our officers are elected by the board of directors and serve at the discretion of the board of directors.

Family Relationships

Ms. Jiaying Cai, the Secretary and Director of the Company, is the daughter of Mr. Guangde Cai. Mr. Guange Cai, the Chairman and Director of the Company, is the indirect majority shareholder of Qixun Technology (Samoa) Limited and the indirect sole shareholder of Qihong Technology (Samoa) Limited, which together own 21.5% of the issued and outstanding shares of the Company.

Except for above, there are no other family relationships between any of our directors or executive officers. There are no arrangements or understandings between our directors and directors and any other person pursuant to which they were appointed as an officer and director of the Company.

Involvement in Certain Legal Proceedings

During the past ten years no current director, executive officer, promoter or control person of the Company has been involved in the following:

(1) A petition under the Federal bankruptcy laws or any state insolvency law which was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2) Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i. Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii. Engaging in any type of business practice; or

iii. Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4) Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5) Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6) Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7) Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i. Any Federal or State securities or commodities law or regulation; or

ii. Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii. Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8) Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Ethics

The Company has not currently adopted a code of ethics to apply to its principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions given the size of its management.

Committees of the Board of Directors

As of the date of this report, our Board of Directors has two directors, namely Ms. Jiaying Cai and Mr. Guangde Cai. We are not currently listed on a national securities exchange or on an inter-dealer quotation system that has requirements that a majority of the Board of Directors be independent.

The Company currently does not have a formal Audit Committee, Nominating Committee and Compensation Committee. As the Company’s business expands, the directors will evaluate the necessity of such committees.

Compensation of Directors

2020 Director Compensation Table

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Jiaying Cai	2020 2019	0 0	0 0	0 0	0 0	0 0	0 0
Guangde Cai	2020 2019	0 0	0 0	0 0	0 0	0 0	0 0
David Lazar	2020 2019	0 0	0 0	0 0	0 0	0 0	0 0

Ms. Jiaying Cai became a director of the Company on June 18, 2020 and Mr. Guangde Cai became a director of the Company on October 12, 2020. David Lazar resigned as a director on October 12, 2020.

For the years ended December 31, 2020 and 2019, no compensation has been paid to our directors in consideration for their services rendered in their capacities as directors.

Outstanding Equity Awards at Fiscal Year-End

There are no current outstanding equity awards to our executive officers as of December 31, 2020.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities (“Reporting Persons”), to file reports ownership and changes in ownership with the Securities and Exchange Commission. Based solely on our review of copies of such reports and representations from Reporting Persons, we believe that during the fiscal year ended December 31, 2020, the Reporting Persons timely filed all such reports.

Changes in Nominating Process

There are no material changes to the procedures by which security holders may recommend nominees to our Board.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our Chief Executive Officer and the other executive officer with compensation exceeding $100,000 during 2020 and 2019 (each a “Named Executive Officer”).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(2)	All Other Compensation ($)	Total ($)

Zongyi Lian(1)	2020	0	0	0	0	0
	2019	0	0	0	0	0
Yuhua Huang (2)	2020	0	0	0	0	0
	2019	0	0	0	0	0
David Lazar	2020	0	0	0	0	0
	2019	0	0	0	0	0

(1) Mr. Lian was appointed Chief Executive Officer and President on October 12, 2020.

(2) Mr. Huang was appointed Chief Financial Officer on October 12, 2020.

Neither the total compensation paid to Zongyi Lian, our Chief Executive Officer nor to Yuhua Huang, our Chief Financial Officer, is material.

Employment Agreements with Key Executives of Sichuan Wetouch

On November 21, 2017, Sichuan Wetouch entered into an employment agreement with its Chief Executive Officer, Zongyi Lian, pursuant to which he receives an annual base salary of approximately $23,890 (equivalent to RMB168,000) plus other annual remuneration, including but not limited to position salary of approximately $17,070 (equivalent to RMB120,000), confidentiality fee of approximately $6,828 (equivalent to RMB48,000) and subsidies of approximately $9,104 (equivalent to RMB64,000). Mr. Lian’s employment is for an initial term of three (3) years and may be renewed by the parties within 30 days prior to the expiration of the employment agreement. On November 13, 2020, the employment agreement with Mr, Lian was renewed for another three (3) years until November 20, 2023, with the similar terms and conditions. Amount reflects salary paid to Mr. Lian for services rendered to our operating subsidiary, Sichuan Wetouch.

On November 1, 2017, Sichuan Wetouch entered into an employment agreement with its Chief Financial Officer, Yuhua Huang, pursuant to which he receives an annual base salary of approximately $11,945 (equivalent to RMB84,000) plus other annual remuneration, including but not limited to position salary of approximately $8,535 (equivalent to RMB60,000), confidentiality fee of approximately $3,414 (equivalent to RMB24,000) and subsidies of approximately $4,552 (equivalent to RMB32,000). Mr. Huang’s employment is for an initial term of three (3) years and may be renewed by the parties within 30 days prior to the expiration of the employment agreement. On November 11, 2020, the employment agreement with Mr, Huang was renewed for another three (3) years until October 31, 2023, with the similar terms and conditions. Amount reflects salary paid to Mr. Huang for services rendered to our operating subsidiary, Sichuan Wetouch.

Under these agreements, each of the individuals is employed for a specified time period and is entitled to receive annual salary plus other remuneration, pension insurance, medical insurance, maternity insurance, unemployment insurance, work-related injury insurance, housing provident funds and other benefits pursuant to PRC law. We and the individuals may terminate the employment upon mutual agreement. Provided that the individuals propose earlier termination and the agreement is terminated upon mutual agreement. The persons are not entitled to compensation. The persons may terminate the employment by giving thirty days advance written notice. We may terminate their employment for cause, at any time, without notice or remuneration, for certain acts of the person, such as serious violation of Sichuan Wetouch’s rules and regulations, and gross neglect of duty and misconduct resulting in large economic losses to Sichuan Wetouch. We may also terminate the employment for cause, with thirty days advance written notice and one month’s salary, for certain acts of the executive officer, such as illness or non-work related injury resulting in inability to work in the previous position or newly assigned position after recovery, inability to perform the assigned work and after training or adjustment of position, still failure to perform the assigned work. The employment agreements will be terminated upon (1) expiry of the employment, (2) the entitlement of the named executive officers to the pension insurance, (3) the death of the named executive officers, (4) the bankruptcy of Sichuan Wetouch, and (5) other circumstances regulated by laws and regulations.

Each individual is not permitted to (1) hold any side job during the employment, and (2) operate on their own or on behalf of other individuals or enterprises any business providing same or similar competitive products or services.

We have entered into confidentiality and non-competition agreements with each of the individuals in November, 2017, which were renewed in November, 2020. Each individual has agreed (1) to keep all confidential information confidential and return them together with any copy to Sichuan Wetouch upon termination of employment; (2) not to disclose the confidential information of Sichuan Wetouch to any third party; (3) not to allow any third party to use or acquire the confidential information of Sichuan Wetouch, except as required in the performance of his or her duties in connection with the employment or pursuant to the instruction of the Company; (4) not to use the confidential information of Sichaun Wetouch for its own benefits; and (4) to keep other confidential obligations. As a compensation, each individual is entitled to receive a monthly confidentiality fee at a different rate. Each individual has also agreed to hold, after the termination or expiry of his employment agreement, in strict confidence, any of our confidential information without any extra compensation.

Each officer has agreed to be bound by non-competition restrictions during the term of his employment and for two years following termination of the employment. The executive officers are not allowed to (1) directly or indirectly invest, establish, or be hired by, any individual or enterprises engaging in the same or similar business, or competitive business, (2) directly or indirectly persuade, induce, encourage, or cause any employee of the Company to terminate the employment with Sichuan Wetouch or its subsidiaries; and (3) directly or indirectly persuade, induce, encourage, or cause any customers of Sichuan Wetouch to terminate the business relationship with Sichuan Wetouch or its subsidiaries.

Each officer is obligated to pay $7,110 to $14,220 (equivalent to RMB50,000 to RMB100,000) as a penalty, together with any earnings generated from the use or disclose of the confidential information, to Sichuan Wetouch for violation of the confidentiality and non-competition agreements.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of March 23, 2021, the number of shares of common stock beneficially owned by (i) each person, entity or group (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each of our directors (iii) each of our Named Executive Officers and (iv) all executive officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person directly or indirectly has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to dispose or direct the disposition of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary interest. Except as noted below, each person has sole voting and investment power with respect to the shares beneficially owned and each stockholder’s address is c/o Wetouch Technology Limited, No.29, Third Main Avenue, Shigao Town, Renshou County, Meishan, Sichuan, China 620500.

The percentages below are calculated based on 31,811,523 shares of common stock issued and outstanding as of March 23, 2021.

Name of Beneficial Owner	Shares	Percentage
Executive Officers and Directors:

Guangde Cai (1)	6,754,286	21.23%
Jiaying Cai(2)	0	0
Zongyi Lian	0	0
Yuhua Huang	0	0

All officers and directors as a group (4 persons)	6,754,286	21.23%

5% or Greater Holders:

Qihong Technology (Samoa) Limited(1)(3)(4)	4,497,143	14.13%
Qixun Technology (Samoa) Limited(1)(5)	2,257,143	7.10%
Lu Zhongge(6)	2,240,000	7.04%

(1)	Mr. Guangde Cai, the Chairman of our Board, is the indirect majority shareholder of Qixun Technology (Samoa) Limited and indirect sole shareholder of Qihong Technology (Samoa) Limited. The number indicated includes the shares of the Company owned by each of Qixun Technology (Samoa) Limited and Qihong Technology (Samoa) Limited.

(2)	Ms. Jiaying Cai, our director and secretary, owns no shares in the Company. Her father, Mr. Guange Cai, is the indirect majority shareholder of Qixun Technology (Samoa) Limited and indirect sole shareholder of Qihong Technology (Samoa) Limited. Ms. Cai disclaims beneficial ownership of the shares owned by Qixun Technology (Samoa) Limited and Qihong Technology (Samoa) Limited.

(3)	Each of Qixun Technology (Samoa) Limited and Qihong Technology (Samoa) Limited purchased 857,143 shares from the Custodian in June 2020. The Samoan corporations are indirectly controlled and partially owned by Mr. Guange Cai, our Chairman.

(4)	Includes 3,640,000 shares received for the exchange of 6,500 shares in BVI Wetouch in the Reverse Merger.

(5)	Includes 1,400,000 received for the exchange of 2,500 shares in BVI Wetouch in the Reverse Merger.

(6)	These shares were received for the exchange of 4,000 shares in BVI Wetouch in the Reverse Merger.

Changes in Control Agreements.

As of December 31, 2020, we are not aware of any arrangements that may result in “changes in control”, as that term is defined by the provisions of Item 403(c) of Regulation S-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In addition to the executive officer and director compensation arrangements discussed in “Executive Compensation,” below we describe transactions since incorporation, to which we have been a participant, in which the amount involved in the transaction is material to our Company and in which any of the following is a party: (a) enterprises that directly or indirectly through one or more intermediaries, control or are controlled by, or are under common control with, our Company; (b) associates; (c) individuals owning, directly or indirectly, an interest in the voting power of our Company that gives them significant influence over our Company, and close members of any such individual’s family; (d) key management personnel, that is, those persons having authority and responsibility for planning, directing and controlling the activities of our Company, including directors and senior management of companies and close members of such individuals’ families; and (e) enterprises in which a substantial interest in the voting power is owned, directly or indirectly, by any person described in (c) or (d) or over which such a person is able to exercise significant influence.

On March 11, 2019, the Company issued 1,714,286 shares of common stock to Custodian Ventures, LLC in consideration for the payment of cash and the issuance of a promissory note by the Custodian in the principal amount of $96,025 to the Company. As of December 31, 2019, a total of $97,814, consisted of $96,025 in the principal amount and $1,789 as accrued interest was due to the Company. On June 18, 2020, the Company discharged Custodian from all obligations under the Note, including the payment of the total outstanding principal amount and accrued interest.

On June 15, 2020, Custodian entered into a stock purchase agreement (the “Purchase Agreement”) with Qihong Technology (Samoa) Limited and Qixun Technology (Samoa) Limited (each a “Buyer” and, collectively, the “Buyers”). Pursuant to the terms of the Purchase Agreement, on June 18, 2020, Custodian sold and transferred to the Buyers 1,714,286 shares for the total purchase price of $280,000 in cash. In connection with the closing of the transactions pursuant to the Purchase Agreement, David Lazar resigned as the sole officer and director of the Company, and Jiaying Cai was appointed as the sole director, President, Secretary and Treasurer of the Company. This transaction constituted a change of control of the Company. There is no family relationship or other relationship between the Seller and the Buyers. On June 18, 2020, in connection with the closing of the transactions pursuant to the Purchase Agreement, the Consulting Agreement between the Company and Custodian Ventures was terminated, and the Company released and discharged Custodian from all obligations to the Company under the Note, including the principal amount and accrued interest, in consideration for the services provided by Custodian, and Custodian forgave $8,465, the remaining outstanding amount of the loan due to Custodian by the Company. During the period June 16, 2020 through June 30, 2020, $1,800 in OTC registration and state filing fees with the state of Nevada expenses were paid on behalf of the Company by a related party of the company. As of December 31, 2020, $1,800 remains outstanding. This loan is unsecured, non-interest bearing, and has no specific terms for repay.

Material Transactions with Related Parties

Sales of Products to Related Parties

Meishan Wetouch Technology Co.,Ltd (“Meishan Wetouch”)

Sichuan Wetouch sells capacitive touchscreens to Meishan Wetouch from time to time. For the years ended December 31, 2020 and 2019, sales from Sichuan Wetouch to Meishan Wetouch was approximately Nil and $184,212, respectively. There are no written agreements between Sichuan Wetouch and Meishan Wetouch. Mr. Guangde Cai, Chairman and director of the Company and our indirect majority shareholder, owns 95% of Meishan Wetouch.

Amounts due from Related Parties

For the years ended December 31, 2020 and 2019, the total amounts due from related parties were $76,619 and $71,884, respectively. These advances are non-interest bearing and due on demand. The breakdown of the amount due from related parties are as below:

Mr. Guange Cai

As of June 30, 2020, there were $43,453 employee advances granted by the Company to Mr. Guange Cai, our Chairman. Said advances were the Company’s expenses given to Mr. Cai who utilized such funds on behalf of the Company for international payments to third-party consultants of the Company. Since the employee advances are not loans from the Company to Mr. Cai, no payments are due to the Company from Mr. Cai for these advances. As of December 31, 2020, there is no amount due from Mr. Guange Cai to the Company.

Mr. Shengyong Li

Mr. Shengyong Li is the general manager of Sichuan Wetouch. For the years ended December 31, 2020 and 2019, the employee advances due from Mr. Shengyong Li were nil and $72, respectively. These employee advances are non-interest bearing and due on demand.

Vision Touch Technology AG

For the years ended December 31, 2020 and 2019, the operating expense advances due from Vision Touch Technology AG were $76,619 and $71,812, respectively. These operating expense advances are non-interest bearing and due on demand. Vision Touch Technology is solely owned by Mr. Yong Yang, a sales director of Sichuan Wetouch.

Amounts due to Related Parties

For the years ended December 31, 2020 and 2019, the total amounts due to related parties were $529,060 and $5,000,803, respectively. These advances are non-interest bearing and due on demand, with the details provided below:

Chengdu Wetouch Technology Co.,Ltd (“Chengdu Wetouch”)

For the years ended December 31, 2020 and 2019, the operating expenses advanced by Chengdu Wetouch to Sichuan Wetouch were $134,616 and $121,306, respectively. These advances are non-interest bearing and due on demand.

Chengdu Wetouch specializes in the research, development, manufacturing and sales of resistive touchscreens widely used in HMI and military industries. There are no written agreements between Sichuan Wetouch and Chengdu Wetouch. Mr. Guangde Cai is the majority shareholder of Chengdu Wetouch.

Meishan Wetouch

For the years ended December 31, 2020 and 2019, the operating expenses advanced by Meishan Wetouch to Sichuan Wetouch were $68,402 and $397,947, respectively. These advances are non-interest bearing and due on demand. Mr. Guangde Cai, Chairman and director of the Company and our indirect majority shareholder, owns 95% of Meishan Wetouch.

Australia Vtouch Technolody Co., Ltd. (“Australia Vtouch”)

For the years ended December 31, 2020 and 2019, Sichuan Wetouch owed Australia Vtouch, an Australian limited liability company, a total loan amount of nil and $4,233,949, respectively. Mr. Guangde Cai, Chairman and director of the Company and our indirect majority shareholder, owns 35.36% of Australia Vtouch. Those loans were remitted to Sichuan Wetouch by nine (9) individuals, namely Xiancheng Dai, Bo Feng, Hongying Li, Yi Li, Jie Ran, Xue Wang, Qinhong Yang, Junmei Zhang and Ping Zhu who later became shareholders of Australia Vtouch through conversion of their creditor’s rights under these loans pursuant to the loan agreements and supplemental agreements executed between them and Sichuan Wetouch. As a result of the conversion, Sichuan Wetouch was released from those loans to the nine (9) shareholders and Australia Vtouch became the creditor of Sichuan Wetouch. These funds was lent to Sichuan Wetouch for working capital purposes.

On November 24, 2020, Sichuan Wetouch repaid $4.3 million (RMB29.5 million) plus interests to Australia Vtouch in full. Upon such repayment, Sichuan Wetouch was fully released and discharged from those loans.

Mr. Guangde Cai, Ms. Jiaying Cai and Mr. Shengyong Li

For the year ended December 31, 2018, Sichuan Wetouch owed Mr. Guangde Cai, Ms. Jiaying Cai and Mr. Shengyong Li, the related parties of the Company, a total amount of approximately $14,000,000 (equivalent to RMB93.5M). On July 19, 2016, pursuant to a share transfer agreement, HK Wetouch acquired 100% of Sichuan Wetouch with advances from Mr. Guangde Cai, Ms. Jiaying Cai and Mr. Shengyong Li in the total amount of approximately $14,000,000 (equivalent to RMB93.5M). These advances were unsecured and non-interest bearing and due on demand. On September 30, 2019, Sichuan Wetouch made full repayment of the $14,000,000 to Mr. Guangde Cai, Ms. Jiaying Cai and Mr. Shengyong Li, respectively.

Mr. Guangde Cai

For the year ended December 31, 2020 and 2019, Sichuan Wetouch owed Mr. Guangde Cai $326,043 and $215,031, respectively. These advances are non-interest bearing and due on demand.

Mr. Yong Yang

For the year ended December 31, 2020 and 2019, Sichuan Wetouch owed Mr. Yong Yang nil and $32,570, respectively. These advances are non-interest bearing and due on demand.

Guarantees from Related Parties

Mr. Guangde Cai, our Chairman, and Sichuan Wetouch had provided guarantees for seven different loans for parties related to the Company and Mr. Cai.

As of October 9, 2020, the Company and Mr. Guangde Cai have been unconditionally and fully released from all such guarantees. Set forth below is a description of these related party guarantees:

Mr. Guangde Cai

On July 5, 2013, Mr. Guangde Cai guaranteed the repayment of a loan owed by Sichuan Wetouch in the principal amount of RMB60,000,000 (equivalent to approximately $8,570,000). Although the principal was paid in full as of December 31, 2018, the default penalties remained unpaid. On September 16, 2020, the default penalties of RMB11.8 million (equivalent to $1.7 million) related to the loan were paid in full and Mr. Guangde Cai was released and discharged from his guarantee.

Chengdu Wetouch

On July 5, 2013, Chuengdu Wetouch guaranteed the repayment of a loan owed by Sichuan Wetouch in the principal amount of RMB60,000,000 (equivalent to approximately $8,570,000). Although the principal was paid in full as of December 31, 2018, the default penalties remained unpaid. As of September 16, 2020, Sichuan Wetouch paid off the default penalties of RMB11.8 million (equivalent to US$1,700,000) in full and Chuengdu Wetouch was released and discharged.

Guarantor to Related Parties

On July 29, 2014, Sichuan Wetouch and Mr. Guangde Cai guaranteed the repayment of a loan owed by Chengdu Wetouch to Bank of ChengDu Bank Co., Ltd (“Chengdu Bank”) in the principal amount of RMB21,000,000 (equivalent to approximately $3,000,000) and then to Chengdu SME Credit Guarantee Co., Ltd. (“Chengdu SME”) since they repaid the loan balance on behalf Chengdu Wetouch. Chengdu Wetouch defaulted and litigation was commenced by Chengdu SME on July 2, 2018 at Chengdu Intermediate People’s Court against Chengdu Wetouch, Sichuan Wetouch, Mr. Guangde Cai and other guarantors. On October 9, 2020, Sichuan Wetouch and Mr. Guangde Cai were unconditionally and fully released from such loan.

On April 21, 2014 and May 26, 2015, respectively, Sichuan Wetouch and Mr. Guangde Cai guaranteed the repayment of a loan in the principal amount of RMB 9,000,000 (equivalent to approximately $1,300,000) and a loan principal of RMB15,000,000.00 (equivalent to approximately $2,100,000) owed by Chengdu Wetouch to Deyang Bank Chengdu Branch (“Deyang Bank”), the unpaid balance of which was assigned to Tianhong Innovative Assets Management Co., Ltd (“Tianhong Assets”). Chengdu Wetouch defaulted on both loans and litigation was commenced by Tianhong Assets on May 3, 2017 at Chengdu Qingyang People’s Court against Chengdu Wetouch, Sichuan Wetouch, Mr. Guangde Cai and other guarantors. On October 9, 2020, Sichuan Wetouch and Mr. Guangde Cai were unconditionally and fully released from both loans.

On July 7, 2014, Sichuan Wetouch and Mr. Guangde Cai guaranteed the repayment of a loan owed by Chengdu Wetouch to Sichuan Tianfu Bank Co., Ltd. Chengdu Wenjiang Branch (“Tianfu Bank”) in the principal amount of RMB15,000,000 (equivalent to approximately $2,100,000). Chengdu Wetouch defaulted and litigation was commenced on April 29, 2016 at Chengdu Intermediate People’s Court against Chengdu Wetouch, Sichuan Wetouch, Mr. Guangde Cai and other guarantors. On October 9, 2020, Sichuan Wetouch and Mr. Guangde Cai were unconditionally and fully released from such loan.

On March 19, 2014, Sichuan Wetouch, Hong Kong Wetouch and Mr. Guangde Cai guaranteed the repayment of a loan owed by Chengdu Wetouch to Chengdu Bank in the principal amount of RMB15,000,000 (equivalent to approximately $2,100,000) and then to Chengdu Hi-tech Investment Group Co., Ltd. (“CDHT Investment”) and Sichuan Renshou Shigaotianfu Investment Co., Ltd. and Renshou Tengyi Landscaping Co., Ltd. who repaid loan balance on behalf of Chengdu Wetouch. Litigation was commenced by CDHT Investment on August 16, 2018 at Chengdu Railway Transport Court against Chengdu Wetouch, Sichuan Wetouch, Hong Kong Wetouch and Mr. Guangde Cai for repayment of the partial loan balance it advanced. On October 9, 2020, Sichuan Wetouch, Hong Kong Wetouch and Mr. Guangde Cai were unconditionally and fully released from such loan.

On May 23, 2014, Sichuan Wetouch and Mr. Guangde Cai guaranteed the repayment of a loan owed by Chengdu Wetouch to Agricultural Bank of China Co., Ltd. (“Agricultural Bank”) in the principal amount of RMB20,000,000 (equivalent to approximately $3,700,000). Chengdu Wetouch defaulted and litigation commenced by Agricultural Bank on February 3, 2017 at Chengdu Wenjiang People’s Court against Chengdu Wetouch, Sichuan Wetouch, Mr. Guangde Cai and other guarantors. On October 9, 2020, Sichuan Wetouch and Mr. Guangde Cai were unconditionally and fully released from such loan.

On March 19, 2014, Sichuan Wetouch and Mr. Guangde Cai guaranteed the repayment of a loan owed by Chengdu Wetouch to Chengdu Bank in the principal amount of RMB15,000,000 (equivalent to approximately $2,100,000) and then to CDHT Investment who repaid loan balance on behalf Chengdu Wetouch. Chengdu Wetouch defaulted and litigation was commenced by CDHT Investment on August 16, 2018 at Chengdu Intermediate People’s Court against Chengdu Wetouch, Sichuan Wetouch, Mr. Guangde Cai and other guarantors. On October 9, 2020, Sichuan Wetouch and MR. Guangde Cai were unconditionally and fully released from such loan.

On October 21, 2014, Sichuan Wetouch and Mr. Guangde Cai guaranteed the repayment of a loan owed by Meishan Wetouch to Meishan Rural Commercial Bank Co., Ltd. (“MRC Bank”) in the principal amount of RMB26,000,000 (equivalent to approximately $3,700,000). Meishan Wetouch defaulted and litigation was commenced by MRC Bank on June 1, 2018 at Meishan Intermediate People’s Court against Meishan Wetouch, Sichuan Wetouch, Mr. Guangde Cai and other guarantors. On October 9, 2020, Sichuan Wetouch and Mr. Guangde Cai were unconditionally and fully released from such loan.

Acquisition of HK Wetouch

HK Wetouch, an affiliate of Guangde Cai, our Chairman and Director, was incorporated on December 3, 2020 under the laws of Hong Kong, which in turn owns all the outstanding shares of Sichuan Vtouch. Sichuan Vtouch was incorporated on December 30, 2020 in Chengdu, Sichuan, under the laws of PRC.

On March 12, 2021, BVI Wetouch acquired all the outstanding shares of HK Wetouch from the sole shareholder of HK Wetouch, Guangde Cai, in consideration of the payment of HK$10,000 pursuant to instruments of transfer in accordance with Hong Kong law. As a result of the acquisition, HK Wetouch became a wholly-owned subsidiary of BVI Wetouch.

As BVI Wetouch owns all the outstanding shares of HK Wetouch, which, in turn, owns all the outstanding shares of Sichuan Vtouch, HK Wetouch and Sichuan Vtouch became our indirect wholly-owned subsidiaries.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officer(s), Director(s) and significant stockholders. We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional Directors, so that such transactions will be subject to the review, approval or ratification of our Board of Directors, or an appropriate committee thereof. On a moving forward basis, our Directors will continue to approve any related party transaction.

Director Independence

Our board of directors is currently composed of two members, neither of whom qualify as independent directors in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

Legal Proceedings

We know of no material, active, pending or threatened proceeding against us or our subsidiaries, nor are we, or any subsidiary, involved as a plaintiff or defendant in any material proceeding or pending litigation.

From time to time, the Company and its affiliates are parties to various legal actions arising in the ordinary course of business. Although Sichuan Wetouch, Hong Kong Wetouch and Mr. Guangde Cai were named as defendants in several litigation matters, as of the date of this Annual Report, all such matters have been settled and Sichuan Wetouch, Hong Kong Wetouch and our Chairman Mr. Guangde Cai were unconditionally and fully discharged and released therefrom. See “Certain Relationships and Related Transactions, and Director Independence”. Accordingly, there are no pending material legal proceedings against the Company or Mr. Cai.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The Board of the Company has appointed B F Borgers CPA PC (“Borgers”) as our independent registered public accounting firm for the fiscal year ended December 31, 2020. The following table sets forth the fees billed to the Company for professional services rendered by Borgers for each of the years ended December 31, 2020 and 2019:

Services	2020	2019
Audit fees	$105,000	$30,000
Audit related fees	1,500	-
Tax fees	-	-
All other fees	-	-
Total fees	$106,500	$30,000

Audit Related Fees

The related audit fees billed and unbilled for the fiscal years ended December 31, 2020 were for professional services rendered by Borgers for the issuance of the consent letter attached as Exhibit 23.1 to the registration statement on Form S-1.

Tax Fees

The aggregate tax fees billed and unbilled for the fiscal years ended December 31, 2020 and 2019 were for professional services rendered by our principal accountants in connection with tax, compliance and preparation of our corporate tax returns.

Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2020 and 2019.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

- approved by our audit committee; or

- entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

We do not have an audit committee. Our entire board of directors pre-approves all services provided by our independent auditors.

All of the above services and fees were reviewed and approved by the entire board of directors before the respective services were rendered.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) List of Documents Filed as a Part of This Report:

(1) Index to Consolidated Financial Statements:

(2) Index to Financial Statement Schedules:

(3) Index to Exhibits

See exhibits listed under Part (b) below.

(b) Exhibits:

Exhibit Number	Description of Document

2.1*	Share Exchange Agreement dated October 9, 2020 among Wetouch Technology Inc. f/k/a Gulf West Investment Properties, Inc., Wetouch Holding Group Limited, the shareholders of Wetouch Holding Group Limited, Hong Kong Wetouch Electronics Technology Limited and Fengfei Zhang, as administrative agent for the sellers.

3.1.11*	Amended and Restated Articles of Incorporation of the Company, dated September 30, 2020.

3.2*	Bylaws of the Company.

3.3*	Certificate of Incorporation of Wetouch Holding Group Limited, dated August 14, 2020.

3.4*	Memorandum of Association and Articles of Association of Wetouch Holding Group Limited, dated August 14, 2020.

3.5.1*	Certificate of Incorporation of Hong Kong Vtouch Electronics Technology Limited, dated May 5, 2016.

3.5.2*	Certificate of Change of Name of Hong Kong Wectouch Electronics Technology Limited, dated August 13, 2020.

3.5.3*	Certificate of Change of Name of Hong Kong Wetouch Electronics Technology Limited, dated September 8, 2020.

3.6.1*	Articles of Association of Hong Kong Vtouch Electronics Technology Limited, dated May 5, 2016.

3.6.2*	Amended Articles of Association of Hong Kong Wetouch Electronics Technology Limited.

3.7*	English Translation of Business License of Sichuan Wetouch Technology Co., Ltd, dated January 23, 2017.

3.8*	English Translation of Articles of Association of Sichuan Wetouch Technology Co., Ltd, dated July 19, 2016.

3.9***	English Translation of Business License of Sichuan Vtouch Technology Co., Ltd., dated December 30, 2020.

3.10***	English Translation of Articles of Association of Sichuan Vtouch Technology Co., Ltd, dated December 29, 2020.

3.11***	Certificate of Incorporation of Hong Kong Wetouch Holding Group Limited, dated December 3, 2020.

3.12***	Certificate of Change of Name of Hong Kong Wetouch Technology Limited, dated December 9, 2020.

3.13***	Articles of Association of Hong Kong Wetouch Holding Group Limited, dated December 3, 2020.

3.14***	Articles of Association of Hong Kong Wetouch Technology Limited, dated March 12, 2021.

4.1***	Specimen Common Stock Certificate.

4.2***	Description of Registrant’s Securities.

10.1.1*	English Translation of Employment Agreement between Sichuan Wetouch Technology Co., Ltd and Zongyi Lian.

10.1.2*	English Translation of Confidentiality and Non-Competition Agreement between Sichuan Wetouch Technology Co., Ltd and Zongyi Lian.

10.2.1*	English Translation of Employment Agreement between Sichuan Wetouch Technology Co., Ltd and Yuhua Huang.

10.2.2*	English Translation of Confidentiality and Non-Competition Agreement between Sichuan Wetouch Technology Co., Ltd and Yuhua Huang.

10.3.1*	English Translation of Form of Sichuan Wetouch Technology Co., Ltd. Sales Framework Agreement.

10.4*	English Translation of Form of Sichuan Wetouch Technology Co., Ltd. Purchase Order with Suppliers.

10.5**	English Translation of Form of Loan Agreement between Sichuan Wetouch Technology Co., Ltd and Shareholder of Australia Vtouch Technolody Co., Ltd

10.6**	English Translation of Form of Supplemental Agreement to Loan Agreement between Sichuan Wetouch Technology Co., Ltd and Shareholder of Australia Vtouch Technolody Co., Ltd

10.7**	English Translation of Renewed Employment Agreement between Sichuan Wetouch Technology Co., Ltd and Zongyi Lian dated November 13, 2020.

10.8**	English Translation of Renewed Confidentiality and Non-Competition Agreement between Sichuan Wetouch Technology Co., Ltd and Zongyi Lian dated November 13, 2020.

10.9**	English Translation of Renewed Employment Agreement between Sichuan Wetouch Technology Co., Ltd and Yuhua Huang dated November 11, 2020.

10.10**	English Translation of Renewed Confidentiality and Non-Competition Agreement between Sichuan Wetouch Technology Co., Ltd and Yuhua Huang dated November 11, 2020.

10.11**	English Translation of Form of Sichuan Wetouch Technology Co., Ltd. Supplemental Agreement to Sales Framework Agreement.

10.12****	English Translation of Agreement of Compensation on Demolition between Sichuan Wetouch Technology Co., Ltd and Sichuan Renshou Shigao Tianfu Investment Co., Ltd dated March 16, 2021.

10.13****	English Translation of Leaseback Agreement between Sichuan Vtouch Technology Co., Ltd and Sichuan Renshou Shigao Tianfu Investment Co., Ltd dated March 16, 2021

21.1***	List of subsidiaries of the Company.

31.1***	Certification of Zongyi Lian, Chief Executive Officer and President of Wetouch Technology Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2***	Certification of Yuhua Huang, Chief Financial Officer of Wetouch Technology Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1***	Certification of Zongyi Lian, Chief Executive Officer and President of Wetouch Technology Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2***	Certification of Yuhua Huang, Chief Financial Officer of Wetouch Technology Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Company’s Registration Statement on Form 10 filed with the SEC on October 15, 2020.

**	Incorporated by reference to the Company’s Registration Statement on Form 10 filed with the SEC on November 30, 2020.

***	Filed herewith.

****	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2021.

ITEM 16. FORM 10–K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WETOUCH TECHNOLOGY INC.

By:	/s/ Zongyi Lian
Zongyi Lian
Chief Executive Officer and President (Principal Executive Officer)
Date:	March 23, 2021

By:	/s/ Yuhua Huang
Yuhua Huang
Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	March 23, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Zongyi Lian
Zongyi Lian
Chief Executive Officer and President (Principal Executive Officer)
Date:	March 23, 2021

By:	/s/ Yuhua Huang
Yuhua Huang
Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	March 23, 2021

By:	/s/ Guangde Cai
Guangde Cai
Chairman and Director
Date:	March 23, 2021

By:	/s/ Jiaying Cai
Jiaying Cai
Director
Date:	March 23, 2021

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WETOUCH TECHNOLODY INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

(AUDITED)

WETOUCH TECHNOLODY INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Wetouch Technology Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Wetouch Technology Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Legal Proceedings over Guarantee Obligations

As described in Note 13 to the financial statements, management disclosed legal proceedings over the Company’s guarantee obligations where liability is not probable or the amount of the liability is not estimable, or both, if management believes there is at least a reasonable possibility that the Company has fulfilled the guarantee obligation or a loss may be incurred when the guarantee obligations were not discharged.

Our principal considerations to determine that the legal proceedings over guarantee obligations is a critical audit matter as there was significant judgment by management when assessing the likelihood of a loss being incurred and when estimating the loss or range of loss for each claim, which in turn led to significant auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s assessment of the liabilities and disclosures related to legal proceedings on guarantee obligations.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included, among others, obtaining and evaluating the letters of audit inquiry with external legal counsel, reviewing public accessible information regarding the Company’s litigation cases, evaluating the reasonableness of management’s assessment regarding whether an unfavorable outcome is reasonably possible or probable and reasonably estimable, and evaluating the sufficiency of the Company’s disclosures related to legal proceedings over guarantee obligations.

/s/ B F Borgers CPA PC

We have served as the Company’s auditor since 2019.

Lakewood, Colorado

March 23, 2021

WETOUCH TECHNOLODY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,	As of December 31,
	2020	2019

ASSETS
CURRENT ASSETS
Cash	$23,963,861	$14,279,797
Accounts receivable, net	11,926,835	16,049,453
Inventories	402,050	203,778
Due from related parties	76,619	71,884
Prepaid expenses and other current assets	228,443	283,269
TOTAL CURRENT ASSETS	36,597,808	30,888,181

Property, plant and equipment, net	9,491,195	9,867,584
Intangible assets, net	974,696	989,052
TOTAL ASSETS	$47,063,699	$41,744,817

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Short-term bank loans	$-	$430,923
Accounts payable	891,848	795,480
Due to related parties	529,060	5,000,803
Income tax payable	107,137	642,967
Accrued expenses and other current liabilities	503,455	2,340,858
Deferred grants	245,211	229,826
TOTAL CURRENT LIABILITIES	2,276,711	9,440,857

Deferred grants-non current	433,206	635,851
TOTAL LIABILITIES	$2,709,917	$10,076,708

COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 300,000,000 shares authorized, 31,500,693 and 28,000,000 issued and outstanding as of December 31, 2020 and 2019, respectively*	$31,501	$28,000
Additional paid in capital	1,072,932	14,034
Statutory reserve	3,062,159	2,003,569
Retained earnings	39,229,282	31,357,494
Accumulated other comprehensive income (loss)	957,908	(1,734,988)
TOTAL STOCKHOLDERS’ EQUITY	44,353,782	31,668,109
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$47,063,699	$41,744,817

*Retrospectively restated for effect of recapitalization, see Note 1

The accompanying notes are an integral part of these consolidated financial statements.

WETOUCH TECHNOLODY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the years ended December 31,
	2020	2019

REVENUES	$31,345,951	$40,004,103
COST OF REVENUES	(15,736,080)	(20,265,509)
GROSS PROFIT	15,609,871	19,738,594

OPERATING EXPENSES
Selling expenses	(264,553)	(270,752)
General and administrative expenses	(2,322,055)	(2,330,322)
Research and development expenses	(77,997)	(136,433)

Share-based compensation	(1,064,358)	-
Total operating expenses	(3,728,963)	(2,737,507)

INCOME FROM OPERATIONS	11,880,908	17,001,087

OTHER INCOME (EXPENSES)

Interest income	81,537	76,201
Interest expense	(1,728,961)	(16,884)
Government grant	246,227	249,417
Late penalty on debt	-	(868,546)
TOTAL OTHER (EXPENSES), NET	(1,401,197)	(559,812)

INCOME BEFORE INCOME TAX EXPENSE	10,479,711	16,441,275

INCOME TAX EXPENSE	(1,549,333)	(2,724,662)

NET INCOME	$8,930,378	$13,716,613

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	2,692,896	(844,192)
COMPREHENSIVE INCOME	$11,623,274	$12,872,421

EARNINGS PER COMMON SHARE
Basic	$0.31	$0.49
Diluted	$0.31	$0.49

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING*
Basic	28,774,886	28,000,000
Diluted	28,985,246	28,000,000

*Retrospectively restated for effect of recapitalization, see Note 1

The accompanying notes are an integral part of these consolidated financial statements.

WETOUCH TECHNOLODY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	Common stock at Par value $0.001		Additional paid-in	Statutory	Retained	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	reserve	Earnings	(income) loss	equity

Balance at December 31, 2018*	28,000,000	$28,000	$14,034	$288,045	$19,356,405	$(890,796)	$18,795,688
Appropriation to statutory reserve	-	-	-	1,715,524	(1,715,524)	-	-
Net income					13,716,613		13,716,613
Foreign currency translation adjustment	-	-	-	-	-	(844,192)	(844,192)

Balance at December 31, 2019*	28,000,000	$28,000	$14,034	$2,003,569	$31,357,494	$(1,734,988)	$31,668,109

Recapitalization -10/9/2020	3,396,394	3,396	(5,355)	-	-	-	(1,959)
Fraction shares issued due to stock split	689	1	(1)	-	-	-	-
Appropriation to statutory reserve	-	-	-	1,058,590	(1,058,590)	-	-
Share-based compensation	103,610	104	1,064,254	-		-	1,064,358
Net income					8,930,378		8,930,378
Foreign currency translation adjustment	-	-	-	-	-	2,692,896	2,692,896

Balance at December 31 2020	31,500,693	$31,501	$1,072,932	$3,062,159	$39,229,282	$957,908	$44,353,782

*Retrospectively restated for effect of recapitalization, see Note 1

The accompanying notes are an integral part of these consolidated financial statements.

WETOUCH TECHNOLODY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2020	2019

Cash flows from operating activities
Net income	$8,930,378	$13,716,613
Adjustments to reconcile net income to cash provided by operating activities
Inventory write-off	66,944	-
Depreciation and amortization	1,056,139	1,037,941
Share-based compensation	1,064,358	-

Changes in operating assets and liabilities:
Accounts receivable	4,911,580	(2,334,513)
Amounts due from related parties	1,242	34,603
Inventories	(241,435)	10,581
Prepaid expenses and other current assets	69,448	78,393
Accounts payable	40,749	(2,036,549)
Amounts due to related parties	(273,250)	94,714
Income tax payable	(547,080)	51,838
Accrued expenses and other current liabilities	(1,884,578)	(258,357)
Deferred grants	(231,742)	(231,611)
Net cash provided by operating activities	12,962,753	10,163,653

Cash flows from investing activities
Purchase of property and equipment	-	(5,006)
Net cash used in investing activities	-	(5,006)

Cash flows from financing activities
Repayment of bank borrowings	(434,519)	-
Repayment of advances from related parties	(4,269,277)	(13,529,422)
Net cash used in financing activities	(4,703,796)	(13,529,422)

Effect of changes of foreign exchange rates on cash	1,425,107	(642,208)
Net increase (decrease) in cash	9,684,064	(4,012,983)
Cash, beginning of year	14,297,797	18,292,780
Cash, end of year	$23,963,861	$14,279,797

Supplemental disclosures of cash flow information
Interest paid	$1,766,399	$-
Income taxes paid	$2,999,802	$4,176,694

Non-cash investing activities
Net liabilities acquired due to recapitalization	$1,959	$-

The accompanying notes are an integral part of these consolidated financial statements.

WETOUCH TECHNOLODY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BUSINESS DESCRIPTION

Business

Wetouch Technology Inc. (“Wetouch”, or the “Company”), formerly known as Gulf West Investment Properties, Inc., was originally incorporated in August 1992, under the laws of the state of Nevada.

On October 9, 2020, we entered into a share exchange agreement (the “Share Exchange Agreement”) with Wetouch Holding Group Limited (“BVI Wetouch”) and all the shareholders of BVI Wetouch (each, a “BVI Shareholder” and collectively the “BVI Shareholders”), to acquire all the issued and outstanding capital stock of BVI Wetouch in exchange for the issuance to the BVI Shareholders an aggregate of 28,000,000 shares of our common stock (the “Reverse Merger”). In the Reverse Merger, each ordinary share of BVI Wetouch was exchanged for 2,800 shares of common stock of Wetouch. Immediately after the closing of the Reverse Merger on October 9, 2020, we had a total of 31,396,394 issued and outstanding shares of common stock. As a result of the Reverse Merger, BVI Wetouch is now our wholly-owned subsidiary.

Wetouch Holding Group Limited (“BVI Wetouch”), is a holding company whose only asset, held through a subsidiary, is 100% of the registered capital of Sichuan Wetouch Technology Co. Ltd. (“Sichuan Wetouch”), a limited liability company organized under the laws of the People’s Republic of China (“China” or “PRC”). Sichuan Wetouch is primarily engaged in the business of research development, manufacture, distribution of touchscreen displays to customers both in PRC and overseas. The touchscreen products, which are manufactured by the Company, are primarily for use in the computer components.

The Reverse Merger was accounted for as a recapitalization effected by a share exchange, wherein BVI Wetouch is considered the acquirer for accounting and financial reporting purposes. The assets and liabilities of BVI Wetouch have been brought forward at their book value and no goodwill has been recognized. The number of shares, par value amount, and additional paid-in capital in the prior years are retrospectively adjusted according. See Note 9.

Corporate History of BVI Wetouch

Wetouch Holding Group Limited (“BVI Wetouch”) was incorporated under the laws of British Virgin Islands on August 14, 2020. It became the holding company of Hong Kong Wetouch Electronics Technology Limited (“HK Wetouch”) on September 11, 2020.

HK Wetouch, formerly known as Hong Kong Vtouch Electronics Technology Limited, is a holding company that is incorporated under the laws of Hong Kong Special Administrative Region (“SAR”). HK Wetouch has initiated no business activity and is currently not engaging in any active business operations.

Sichuan Wetouch Technology Co. Ltd. (“Sichuan Wetouch”) was formed on May 6, 2011 in the People’s Republic of China (“PRC”) and became Wholly Foreign-Owned Enterprise in PRC on February 23, 2017. On July 19, 2016, Sichuan Wetouch was 100% held by HK Wetouch.

Note 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying consolidated financial statements include the financial statements of the Wetouch and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated upon consolidation.

(b) Uses of estimates

In preparing the consolidated financial statements in conformity with US GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on information as of the date of the consolidated financial statements. Significant estimates required to be made by management include, but are not limited to, the allowance for estimated uncollectible receivables, inventory valuations, useful lives of property, plant and equipment, intangible assets, the recoverability of long-lived assets, provision necessary for contingent liabilities, revenue recognition and realization of deferred tax assets. Actual results could differ from those estimates.

(c) Cash and cash equivalents

Cash includes currency on hand and deposits held by banks that can be added or withdrawn without limitation.

(d) Accounts receivables, net

Accounts receivables are presented net of allowance for doubtful accounts. The Company determines the adequacy of reserves for doubtful accounts based on individual account analysis and historical collection trend. The Company establishes a provision for doubtful receivables when there is objective evidence that the Company may not be able to collect amounts due. The allowance is based on management’s best estimate of specific losses on individual exposures, as well as a provision on historical trends of collections. Actual amounts received may differ from management’s estimate of credit worthiness and the economic environment. Delinquent account balances are written-off against the allowance for doubtful accounts after management has determined that the collection is not probable.

(e) Inventory

Inventory consists of raw materials, work-in-process and finished goods and is stated at the lower of cost or net realizable value. Cost is determined using a weighted average. For work-in-process and manufactured inventories, cost consists of raw materials, direct labor and an allocated portion of the Company’s production overhead. The Company writes down excess and obsolete inventory to its estimated net realizable value based upon assumptions about future demand and market conditions. For finished goods and work-in-process, if the estimated net realizable value for an inventory item, which is the estimated selling price in the ordinary course of business, less reasonably predicable costs to completion and disposal, is lower than its cost, the specific inventory item is written down to its estimated net realizable value. Net realizable value for raw materials is based on replacement cost. Provisions for inventory write-downs are included in the cost of revenues in the consolidated statements of operations. Inventories are carried at this lower cost basis until sold or scrapped. US$66,944 and nil inventory write-off was recorded for the years ended December 31, 2020 and 2019, respectively.

(f) Fair value of financial instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three-level fair value hierarchy prioritizes the inputs used to measure fair value. The hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

●	Level 1 — inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
●	Level 2 — inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, quoted market prices for identical or similar assets in markets that are not active, inputs other than quoted prices that are observable and inputs derived from or corroborated by observable market data.
●	Level 3 — inputs to the valuation methodology are unobservable.

Unless otherwise disclosed, the fair value of the Company’s financial instruments, including cash, accounts receivable, prepaid expenses and other current assets, accounts payable, short-term bank loans, accrued expenses and other current liabilities, taxes payable and due to related parties, approximate the fair value of the respective assets and liabilities as of December 31, 2020 and 2019 based upon the short-term nature of the assets and liabilities.

(g)) Property, plant and equipment, net

Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization of property and equipment is provided using the straight-line method over their expected useful lives, as follows:

Useful life
Buildings	20 years
Machinery and equipment	10 years
Office and electric equipment	3 years

Expenditures for maintenance and repairs, which do not materially extend the useful lives of the assets, are charged to expense as incurred. Expenditures for major renewals and betterments which substantially extend the useful life of assets are capitalized. The cost and related accumulated depreciation of assets retired or sold are removed from the respective accounts, and any gain or loss is recognized in the consolidated statements of income and other comprehensive income in other income or expenses.

(h) Intangible assets, net

The Company’s intangible assets primarily includes land use rights and patent right. A land use right in the PRC represents an exclusive right to occupy, use and develop a piece of land during the contractual term of the land use right. The cost of a land use right is usually paid in one lump sum at the date the right is granted. The prepayment usually covers the entire period of the land use right. The lump sum advance payment is capitalized and recorded as land use right and then charged to expense on a straight-line basis over the period of the right, which is normally 50 years.

Patents are recognized at cost of acquisition. They have a finite life and are carried at cost less any accumulated amortization and any impairment losses.

Useful life
Land use right	50 years
Patents	10 years

(i) Impairment of long-lived Assets

Long-lived assets, such as property, plant and equipment, land use rights, are reviewed for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Recoverability of a long-lived asset or asset group to be held and used is measured by a comparison of the carrying amount of an asset or asset group to the estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying value of an asset or asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount that the carrying value exceeds the estimated fair value of the asset or asset group. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third party independent appraisals, as considered necessary. Assets to be disposed are reported at the lower of carrying amount or fair value less costs to sell, and are no longer depreciated. There were nil impairment of intangible assets recognized for the years ended December 31, 2020 and 2019.

(h) Foreign Currency Translation

The Company uses US dollars as the reporting currency. The Company’s subsidiary HK Wetouch’s functional currency for HK Wetouch is Hong Kong dollar. The functional currency of Sichuan Wetouch is the Chinese Yuan (“RMB”). The Company’s consolidated financial statements have been translated into US$. Assets and liabilities accounts are translated using the exchange rate at each reporting period end date. Equity accounts are translated at historical rates. Income and expense accounts are translated at the average rate of exchange during the reporting period. The resulting translation adjustments are reported under other comprehensive income (loss). Gains and losses resulting from the translations of foreign currency transactions and balances are reflected in the results of operations.

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

The following table outlines the currency exchange rates that were used in creating the consolidated financial statements in this report:

	December 31 2020	December 31, 2019
Year-end spot rate	US$1=RMB 6.5250	US$1=RMB 6.9618
Average rate	US$1=RMB 6.9042	US$1=RMB 6.9081

(i) Revenue recognition

The Company adopted Accounting Standards Codification (“ASC”) 606 using the modified retrospective approach. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements. Therefore, no adjustments to opening retained earnings were necessary.

ASC 606, Revenue from Contracts with customers, establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.

ASC 606 requires the use of a five-step model to recognize revenue from customer contracts. The five-step model requires that the Company (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies the performance obligation. The application of the five-step model to the revenue streams compared to the prior guidance did not result in significant changes in the way the Company records its revenue. The Company has assessed the impact of the guidance by reviewing its existing customer contracts and current accounting policies and practices to identify differences that would result from applying the new requirements, including the evaluation of its performance obligations, transaction price, customer payments, transfer of control and principal versus agent considerations. Based on the assessment, the Company concluded that there was no change to the timing and pattern of revenue recognition for its current revenue streams.

In accordance with ASC 606, the Company recognizes revenue when it transfers its goods and services to customers in an amount that reflects the consideration to which the Company expects to be entitled in such exchange. The Company accounts for the revenue generated from sales of its products primarily to its customers in PRC and overseas, as the Company is acting as a principal in these transactions, is subject to inventory risk, has latitude in establishing prices, and is responsible for fulfilling the promise to provide customers the specified goods, which the Company has control of the goods and has the ability to direct the use of goods to obtain substantially all the benefits. All of the Company’s contracts have one single performance obligation as the promise is to transfer the individual goods to customers, and there is no separately identifiable other promises in the contracts. The Company’s revenue streams are recognized at a point in time when title and risk of loss passes and the customer accepts the goods, which generally occurs at delivery. The Company’s products are sold with no right of return and the Company does not provide other credits or sales incentive to customers. The Company’s sales are net of value added tax (“VAT”) and business tax and surcharges collected on behalf of tax authorities in respect of product sales.

Contract Assets and Liabilities

Payment terms are established on the Company’s pre-established credit requirements based upon an evaluation of customers’ credit quality. Contract assets are recognized for in related accounts receivable. Contract liabilities are recognized for contracts where payment has been received in advance of delivery. The contract liability balance can vary significantly depending on the timing when an order is placed and when shipment or delivery occurs. As of December 31, 2020 and 2019, other than accounts receivable and advances from customers, the Company had no other material contract assets, contract liabilities or deferred contract costs recorded on its consolidated balance sheet. Costs of fulfilling customers’ purchase orders, such as shipping, handling and delivery, which occur prior to the transfer of control, are recognized in selling, general and administrative expense when incurred.

Disaggregation of Revenues

The Company disaggregates its revenue from contracts by geography, as the Company believes it best depicts how the nature, amount, timing and uncertainty of the revenue and cash flows are affected by economic factors. The Company’s disaggregation of revenues for the years ended December 31, 2020 and 2019 are disclosed in Note 14 to the financial statements.

(j) Selling, General and Administrative Expenses

Selling expenses represents primarily costs of payroll, benefits, commissions for sales representatives and advertising expenses. General and administrative expenses represents primarily payroll and benefits costs for administrative employees, rent and operating costs of office premises, depreciation and amortization of office facilities, professional fees and other administrative expenses.

(k) Research and Development Expense

Research and development costs are expensed as incurred.

(l) Share-Based Compensation

The Company awards share options and other equity-based instruments to its employees, directors and third party service providers (collectively “share-based payments”). Compensation cost related to such awards is measured based on the fair value of the instrument on the grant date. The Company recognizes the compensation cost over the period the employee is required to provide service in exchange for the award, which generally is the vesting period. The amount of cost recognized is adjusted to reflect the expected forfeiture prior to vesting. When no future services are required to be performed by the employee in exchange for an award of equity instruments, and if such award does not contain a performance or market condition, the cost of the award is expensed on the grant date. The Company recognizes compensation cost for an award with only service conditions that has a graded vesting schedule on a straight-line basis over the requisite service period for the entire award, provided that the cumulative amount of compensation cost recognized at any date at least equals the portion of the grant-date value of such award that is vested at that date.

(m) Government grant

The Company follows other authoritative accounting guidance since there is no clear guidance with regard to government grants. Government grants are recognized at fair value where there is reasonable assurance that the grant will be received and all grant conditions will be met. Grants relating to expense items are recognized as income over the periods necessary to match the grant to the costs it is compensating. Grants relating to assets are credited to deferred income at fair value and are credited to income over the expected useful life of the asset on a straight-line basis.

(n) Income taxes

The Company accounts for income taxes in accordance with the asset and liability method. Deferred taxes are recognized for the future tax consequences attributable to temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and income tax purposes using enacted rates expected to be in effect when such amounts are realized or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established, as needed, to reduce the amount of deferred tax assets if it is considered more-likely-than-not that some portion or all of the deferred tax assets will not be realized.

The Company recognizes the effect of uncertain income tax positions only if those positions are more-likely-than-not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company’s policy is to record interest and penalties related to uncertain tax positions as a component of income tax expense. There were no such interest or penalty for the years ended December 31, 2020 and 2019.

On December 22, 2017 the Tax Cut and Jobs Act of 2017 (“the Tax Act”) was signed into law, which among other effects, reduces the U.S. federal corporate income tax rate to 21% from 34% (or 35% in certain cases) beginning in 2018, and requires companies to pay a one-time transition tax on certain unrepatriated earnings from non-U.S. subsidiaries that is payable over eight years. No tax was due under this provision. The Tax Act also makes the receipt of future non-U.S. sourced income of non-U.S. subsidiaries tax-free to U.S. companies and creates a new minimum tax on the earnings of non-U.S. subsidiaries relating to the parent’s deductions for payments to the subsidiaries.

(o) Value added tax (“VAT”)

Sales revenue represents the invoiced value of goods, net of VAT. The VAT is based on gross sales price. Since April 1, 2019, VAT rate was lowered from 16% to 13%. The VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing or acquiring its finished products. The Company recorded a VAT payable or recoverable net of VAT payments in the accompanying consolidated financial statements.

For export sales, VAT is not imposed on gross sales price, but the VAT related to purchasing raw materials is refunded after the export is completed.

(p) Earnings per Share

The Company computes earnings per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. As of December 31, 2020, warrants were included for the dilutive EPS calculation.

(q) Comprehensive income (loss)

Comprehensive income (loss) consists of two components, net income and other comprehensive income (loss). The foreign currency translation gain or loss resulting from translation of the financial statements expressed in RMB to US$ is reported in other comprehensive income (loss) in the consolidated statements of income and comprehensive income.

(r) Recent Accounting Pronouncements

The Company considers the applicability and impact of all accounting standards updates (“ASUs”). Management periodically reviews new accounting standards that are issued.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), which introduces new guidance for the accounting for credit losses on instruments within its scope. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale (AFS) debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The pronouncement will be effective for public business entities that are SEC filers in fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early application of the guidance will be permitted for all entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company does not anticipate the guidance will have a material impact on its financial statements.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”. The amendment simplifies the accounting for income taxes by eliminating some exceptions to the general approach in ASC 740, Income Taxes. It also clarifies certain aspects of the existing guidance to promote more consistent application, among other things. The guidance is effective for interim and annual reporting periods beginning within 2021 with early adoption permitted.

From time to time, the FASB or other standards setting bodies issue new accounting pronouncements. Updates to the FASB ASCs are communicated through issuance of ASUs. Unless otherwise discussed, the Company believes that the recently issued guidance, whether adopted or to be adopted in the future, is not expected to have a material impact on its consolidated financial statements upon adoption.

NOTE-2- ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	December 31, 2020	December 31 2019
Accounts receivable	$12,002,454	$16,120,327
Allowance for doubtful accounts	(75,619)	(70,874)
Accounts receivable, net	$11,926,835	$16,049,453

There was no accrual of additional provision or write-off of accounts receivable for years ended December 31, 2020 and 2019. The difference in doubtful account balances is due to foreign currency translation.

The Company’s accounts receivable primarily includes balance due from customers when the Company’s products are sold and delivered to customers.

NOTE 3— PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net, consists of the following:

	December 31, 2020	December 31 2019
Buildings	$10,330,767	$9,682,590
Machinery, equipment and furniture	5,830,470	5,464,652
Subtotal	16,161,237	15,147,242
Less: accumulated depreciation	(6,670,042)	(5,279,658)
Property, plant and equipment, net	$9,491,195	$9,867,584

Depreciation expense was $979,999 and $979,270 for the years ended December 31, 2020 and 2019, respectively.

NOTE 4 – INTANGIBLE ASSETS, NET

Intangible assets, net mainly consist of the following:

	December 31, 2020	December 31 2019
Land use rights	$1,016,215	$952,455
Patents	417,919	391,697
Subtotal	1,434,134	1,344,152
Less: accumulated amortization for patents	(310,393)	(234,456)
Accumulated amortization for land use right	(149,045)	(120,644)
Subtotal	(459,438)	(355,100)
Intangible assets, net	$974,696	$989,052

Amortization expense was $76,141 and $58,671 for the years ended December 31, 2020 and 2019, respectively.

Estimated future amortization expense for intangible assets is as follows:

December 31,	Total amortization expense
2021	$55,198
2022	55,198
2023	55,198
2024	29,043
2025	20,324
Thereafter	759,735
Total expense	$974,696

NOTE 5 – RELATED PARTY TRANSACTIONS

The related party transactions are summarized as follows:

Revenues resulting from transactions with a related party:	Year Ended December 31, 2020	Year Ended December 31, 2019
Sales from Sichuan Wetouch to Meishan Vtouch Electronics Technology Co., Ltd. (Meishan Wetouch)	$-	$184,212

Sichuan Wetouch sells capacitive touchscreens to Meishan Wetouch from time to time. There are no written agreements between Sichuan Wetouch and Meishan Wetouch. Mr. Guangde Cai, Chairman and director of the Company and our indirect majority shareholder, owns 95% of Meishan Wetouch.

Amounts due from related parties are as follows:

Amounts due from related parties	Relationship	December 31, 2020	December 31, 2019	Note
Mr. Shengyong Li	General Manager of Sichuan Wetouch	$-	$72	Employee advance

Vision Touch Technology AG	100% owned by Mr. Yong Yang, Sales Director of Sichuan Wetouch	76,619	71,812	Operating expense paid on behalf of the related party/Company
Total		$76,619	$71,884

Amounts due to related parties are as follows:

	Relationship	December 31, 2020	December 31, 2019	Note
Chengdu Wetouch Technology Co., Ltd (“Chengdu Wetouch”)	94% owned by Mr. Guangde Cai & 2% by Mr. Shengyong Li	$134,616	$121,306	Operating expense paid on behalf of the Company
Meishan Vtouch Electronics Technology Co., Ltd.	95% owned by Mr. Guangde Cai and 5% by Chengdu Wetouch	68,402	397,947	Operating expense paid on behalf of the Company
Australia Vtouch Technolody Co., Ltd. (i)	35.36% owned by Mr. Guangde Cai	-	4,233,949	Interest- free loan
Mr. Guangde Cai	Chairman and CEO of the Company	326,043	215,031	Payable to employee
Mr. Guangde Cai/Ms. Jiaying Cai/Mr. Shenyong Li(ii)	(ii)	-	-	Interest- free advance
Mr. Yong Yang	Sales Director of Sichuan Wetouch	-	32,570	Payable to employee
Total		$529,060	$5,000,803

(i) On November 24, 2020, the Company repaid in full RMB29.5 million (equivalent to US$4.2 million) including RMB11.9 million (equivalent to US$1.8 million) interest expenses at 8% per annum, provided by nine shareholders of Australian Vtouch Technology Co., Ltd, a related party for the working capital purposes.

(ii) For the year ended December 31, 2018, Sichuan Wetouch owed Mr. Guangde Cai, daughter of Mr. Guangde Cai, Ms. Jiaying Cai and Mr. Shengyong Li, the related parties of the Company, a total amount of approximately $14,000,000 (equivalent to RMB93.5M). On July 19, 2016, pursuant to a share transfer agreement, HK Wetouch acquired 100% of Sichuan Wetouch with advances from Mr. Guangde Cai, Ms. Jiaying Cai and Mr. Shengyong Li in the total amount of approximately $14,000,000 (equivalent to RMB93.5 million). These advances were unsecured and non-interest bearing and due on demand. On September 30, 2019, Sichuan Wetouch made full repayment of the $14,000,000 to Mr. Guangde Cai, Ms. Jiaying Cai and Mr. Shengyong Li, respectively.

For other related party guarantees, please refer to Note 9.

NOTE 6 — INCOME TAXES

Wetouch

Wetouch Technology Inc. is subject to a tax rate of 21% per beginning 2018, and files a U.S. federal income tax return. No provision for income tax for Wetouch has been made as it incurred losses for the years ended December 31, 2020 and 2019.

BVI Wetouch

Under the current laws of the British Virgin Islands, BVI Wetouch, subsidiaries of Wetouch, is not subject to tax on its income or capital gains. In addition, no British Virgin Islands withholding tax will be imposed upon the payment of dividends by the Company to its shareholders.

Hong Kong

HK Wetouch is incorporated in Hong Kong and is subject to profit taxes in Hong Kong at a progressive rate of 16.5%.

HK Wetouch did not generate any assessable profits derived from Hong Kong sources for the fiscal years ended December 31, 2020 and 2019, and accordingly no provision for Hong Kong profits tax has been made in these periods.

PRC

Sichuan Wetouch files income tax returns in the PRC. Effective from January 1, 2008, the PRC statutory income tax rate is 25% according to the Corporate Income Tax (“CIT”) Law which was passed by the National People’s Congress on March 16, 2007.

Under PRC CIT Law, domestic enterprises and Foreign Investment Enterprises (“FIEs”) are usually subject to a unified 25% enterprise income tax rate while preferential tax rates, tax holidays and even tax exemption may be granted on a case-by-case basis by local government as preferential tax treatment to High and New Technology Enterprises (“HNTEs”). Under this preferential tax treatment, HNTEs are entitled to an income tax rate of 15%, subject to a requirement that they re-apply for their HNTE status every three years. Pursuant to an approval from the local tax authority in October 2017, Sichuan Wetouch became a qualified enterprise located in the western region of the PRC, which entitled it to a preferential income tax rate of 15% from October 11, 2017 to October 11, 2020.

On October 21, 2020, Sichuan Wetouch was granted on a case-by-case basis by Sichuan Provincial government as preferential tax treatment High and New Technology Enterprises (“HNTEs”), entitled to a reduced income tax rate of 15% beginning October 21, 2020 till October 20, 2023.

The CIT Law and its implementation rules impose a withholding income tax at 10%, unless reduced by a tax treaty or arrangement, on the amount of dividends distributed by a PRC-resident enterprise to its immediate holding company outside the PRC that are related to earnings accumulated beginning on January 1, 2008. Dividends relating to undistributed earnings generated prior to January 1, 2008 are exempt from such withholding income tax.

The components of the income tax provision are as follows:

	For the Years Ended December 31,
	2020	2019
Current tax provision
Hong Kong	$-	$-
China	1,549,333	2,724,662
	1,549,333	2,724,662
Deferred tax provision
Hong Kong	-	-
China	-	-
	-	-
Income tax provision	$1,549,333	$2,724,662

The following table reconciles the China statutory rates to the Company’s effective tax rate for the years ended December 31, 2020 and 2019:

	For the Years Ended December 31,
	2020	2019
PRC statutory income tax rate	25.0%	25.0%
Effect of income tax holiday	(10.0)%	(10.0)%
Non-deductible expenses in the PRC	(0.2)%	1.6%
Effective tax rate	14.8%	16.6%

Deferred tax assets

The Company’s has no deferred tax assets are as of December 31, 2020 and 2019, respectively.

The Company follows ASC 740, “Income Taxes”, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates, applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. As of December 31, 2020 and 2019, Sichuan Wetouch remains open for statutory examination by PRC tax authorities.

NOTE 7— ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	December 31, 2020	December 31, 2019
Advance from customers	$9,493	$11,719
Accrued payroll and employee benefits	105,801	248,745
Accrued interest expenses	-	37,140
Other tax payables (i)	325,719	324,670
Penalty related to a loan default (ii)	-	1,701,986
Others (iii)	62,442	16,598
Accrued expenses and other current liabilities	$503,455	$2,340,858

(i) Other tax payables are mainly value added tax payable.

(ii) Penalty payable of RMB6.0 million (equivalent to US$0.9 million) and RMB5.8 million (equivalent to US$0.8 million) was accrued for a loan default by Sichuan Wetouch obtained from Chengdu Bank in 2013 and guaranteed by a third party Chengdu SME Credit Guarantee Co., Ltd. (“Chengdu SME”) as of December 31, 2019. (see Note 9).On September 16, 2020, Sichuan Wetouch made a full repayment of RMB11.8 million (equivalent to US$1.7 million) of the above loan default penalties to Chengdu SME.

(iii) Others mainly represent accrued employee reimbursement payable and other accrued miscellaneous operating expenses.

NOTE 8— DEFERRED GRANTS

On January 14, 2013 and January 27, 2014, Sichuan Wetouch received RMB11.2 million (equivalent to US$1.8 million) and RMB4.8 million (equivalent to US$0.8 million) government subsidies, respectively, from Sichuan Provincial Government in supporting the initial set-up and construction of production facility. The Company completed the construction of the plant in June 2013 and there were no other unfulfilled conditions and/or other contingencies attaching to government assistance which has been recognized as income.

Since the funding is related to the construction of long-term assets, the amounts were recognized as government grant, which is included in deferred grants on the consolidated balance sheets, and to be recognized as other income in the consolidated statements of comprehensive income (loss) over the periods and in the proportions in which depreciation expense on the long-term assets is recognized.

As of December 31, 2020, the remaining deferred grants as below:

Years ended December 31
2021	$245,211
2022	245,211
2023	187,995
Total deferred grants	678,417
less: current portion	(245,211)
Deferred grants- non-current	$433,206

NOTE 9— SHAREHOLDERS’ EQUITY

Ordinary Shares

The Company’s authorized number of ordinary shares was 300,000,000 shares with par value of $0.001.

On December 22,2020, the Company issued 103,610 shares of common stock to The Crone Law Group, P.C. or its designees for legal services (see Note 10).

Statutory reserve and restricted net assets

Under PRC rules and regulations, Sichuan Wetouch is required to appropriate 10% of their net income to a statutory surplus reserve until the reserve balance reaches 50% of their registered capital. The appropriation to this statutory surplus reserve must be made before distribution of dividends can be made. The statutory reserve is non-distributable, other than during liquidation, and can be used to fund previous years losses, if any, and may be converted into share capital by issuing new shares to existing shareholders in proportion to their shareholders or by increasing the par value of the shares currently outstanding, provided that the remaining balance of the statutory reserve after such issue is not less than 25% of the registered capital.

Appropriations to the discretionary surplus reserve are made at the discretion of the board of directors. The statutory reserve may be applied against prior year losses, if any, and may be used for general business expansion and production or increase in registered capital, but are not distributable as cash dividends.

For the years ended December 31, 2020 and 2019, Sichuan Wetouch made appropriations to the reserve fund of RMB6,907,298 (equivalent to US$1,058,590 and nil, respectively.

NOTE 10- SHARE BASED COMPENSATION

On December 22, 2020, the Board of Directors of the Company authorized the issuance of an aggregate of 103,610 shares and 210,360 warrants to The Crone Law Group, P.C. or its designees for legal services that had been rendered. The five-year warrants are exercisable at one cent per share.

The shares of 103,610 were vested on December 22, 2020 and no warrants were exercised. The fair value of above award was estimated at the grant date using Black-Scholes model for pricing the share compensation expenses. The fair value of the Black-Scholes model includes the following assumptions: expected life of 2.5 years, expected dividend rate of 0%, volatility of 43.5% and an average interest rate of 0.11%.

For the year ended December 31, 2020, the Company recognized relevant share-based compensation expense of $351,134 for the vested shares and $713,120 for the warrants, respectively.

NOTE 11. WEIGHTED AVERAGE NUMBER OF SHARES

In October 2020, the Company entered into a reverse merger transaction. The Company computes the weighted-average number of common shares outstanding in accordance with ASC 260 states that in calculating the weighted average shares when a reverse merger takes place in the middle of the year, the number of common shares outstanding from the beginning of that period to the acquisition date shall be computed on the basis of the weighted-average number of common shares of the legal acquiree (accounting acquirer) outstanding during the period multiplied by the exchange ratio established in the merger agreement. The number of common shares outstanding from the acquisition date to the end of that period shall be the actual number of common shares of the legal acquirer (the accounting acquiree) outstanding during that period.

NOTE 12- RISKS AND UNCERTAINTIES

Credit Risk – The carrying amount of accounts receivable included in the balance sheet represents the Company’s exposure to credit risk in relation to its financial assets. No other financial asset carries a significant exposure to credit risk. The Company performs ongoing credit evaluations of each customer’s financial condition. The Company maintains allowances for doubtful accounts and such allowances in the aggregate have not exceeded management’s estimates.

The Company has its cash in bank deposits primarily at state owned banks located in the PRC. Historically, deposits in PRC banks have been secured due to the state policy of protecting depositors’ interests. The PRC promulgated a Bankruptcy Law in August 2006, effective June 1, 2007, which contains provisions for the implementation of measures for the bankruptcy of PRC banks. The bank deposits with financial institutions in the PRC are insured by the government authority for up to RMB500,000.

Interest Rate Risk – The Company is exposed to the risk arising from changing interest rates, which may affect the ability of repayment of existing debts and viability of securing future debt instruments within the PRC.

Currency Risk - A majority of the Company’s revenue and expense transactions are denominated in RMB and a significant portion of the Company’s assets and liabilities are denominated in RMB. RMB is not freely convertible into foreign currencies. In the PRC, certain foreign exchange transactions are required by law to be transacted only by authorized financial institutions at exchange rates set by the People’s Bank of China (“PBOC”). Remittances in currencies other than RMB by the Company in China must be processed through the PBOC or other China foreign exchange regulatory bodies which require certain supporting documentation in order to affect the remittance.

Concentrations - The Company sells its products primarily through direct customers in the PRC and to some extent, the overseas customers in European countries and East Asia such as South Korea and Taiwan. For the year ended December 31, 2020, five customers accounted for 17.8%, 15.9%, 14.6%, 12.7%, and 12.2%, respectively, of the Company’s revenue. For the year ended December 31, 2019, five customers accounted for 16.7%, 16.6%, 13.1%, 12.6%, and 11.6%, respectively, of the Company’s revenue.

And the Company’s top 10 customers aggregately accounted for 98.5% and 98.6% of the total revenue for the years ended December 31, 2020 and 2019, respectively.

As of December 31, 2020 four customers accounted for 18.2%, 16.0%, and 13.2% of the total accounts receivable balance, respectively. As of December 31, 2019, four customers accounted for 18.6%, 17.4%, 15.8% and 14.0% of the total accounts receivable balance, respectively.

The Company purchases its raw materials through various suppliers. Raw material purchases from these suppliers which individually exceeded 10% of the Company’s total raw material purchases, accounted for approximately 37.5% (three suppliers) and 33.7% (three suppliers) of the Company’s total raw material purchases for the years ended December 31, 2020 and 2019, respectively.

NOTE 13 — COMMITMENTS AND CONTINGENCIES

Legal Proceedings

From time to time, the Company is a party to various legal actions arising in the ordinary course of business. The Company accrues costs associated with these matters when they become probable and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. For the year ended December 31, 2020, the Company had several legal claims or litigation that, individually or in aggregate, could have a material adverse impact on the Company’s consolidated financial position, results of operations and cash flows.

i) Legal case with Chengdu SME Credit Guarantee Co., Ltd. on a loan default penalty of RMB11.8 million (equivalent to $1.7 million)

On July 5, 2013, Sichuan Wetouch obtained a one-year loan of RMB60.0 million (equivalent to $9.8 million) from Bank of Chengdu, at an annual interest rate of 8.61%. Chengdu SME Credit Guarantee Co., Ltd (“Chengdu SME”), a third party, provided a 70% guarantee and Bank of Chengdu retained 30% of the risk, while Chengdu Wetouch and Mr. Guangde Cai (related parties, see Note 4) provided joint and several liability guarantee for 100% of the loan.

On July 31, 2014, Sichuan Wetouch repaid RMB5.0 million (equivalent to $0.8 million). The remaining loan of RMB55.0 million (equivalent to $8.9 million) was twice extended to be due on August 22, 2018. Upon the loan becoming due, but unpaid by the Company, Chengdu SME paid the outstanding balance of RMB55 million (equivalent to $8.0 million) to Bank of Chengdu. The Company subsequently repaid RMB55 million (equivalent to $8.0 million) to Chengdu SME; however, Chengdu SME filed two separate lawsuits against the Company to recover loan default penalties from the Company. The loan default penalties were (a) RMB5.8 million (equivalent to $0.8 million) related to the 30% of the remaining loan balance repaid by Chengdu SME and (b) RMB6.0 million (equivalent to $0.9 million) related to the 70% of the remaining loan balance repaid by Chengdu SME. During the year ended December 31, 2017, the Company recorded loan default penalties, and related liabilities, of $1.7 million.

Chengdu SME applied to the Chengdu High-tech Court for enforcement for the above mentioned loan default penalties of RMB5.8 million (equivalent to $0.8 million) and RMB6.0 million (equivalent to $0.9 million) on December 30, 2018. On March 12, 2020, the Enforcement Settlement Agreement issued by the Chengdu High-tech Court confirmed that Sichuan Wetouch still owed RMB5.8 million (equivalent to $0.8 million) and RMB6.0 million (equivalent to $0.9 million) of loan default penalties.

On September 16, 2020, Sichuan Wetouch made a full repayment of RMB11.8 million (equivalent to US$1.7 million) of the above loan default penalties to Chengdu SME.

ii) Legal case with Sichuan Renshou Shigao Tianfu Investment Co., Ltd and Renshou Tengyi Landscaping Co., Ltd. on an asset recovery of RMB12.0 million (equivalent to $1.7 million)

On March 19, 2014, Chengdu Wetouch, a related party, obtained a two and half-year loan of RMB15.0 million (equivalent to $2.2 million) from Chengdu Bank Co., Ltd. Gaoxin Branch (“Chengdu Bank Gaoxin Branch”) , with Chengdu Hi-tech Investment Group Co., Ltd. (“CDHT Investment”) acting as guarantor to pay off the loan principal and related interests, while Sichuan Wetouch and Hong Kong Wetouch as guarantors, were jointly and severally liable for such debts.

Upon the loan due in January 2017, Chengdu Wetouch defaulted the loan, thus, CDHT Investment filed a lawsuit against Chengdu Wetouch, Sichuan Wetouch, and Hong Kong Wetouch demanding a full repayment of such debts.

To support the local economic development as well as Chengdu Wetouch, two government-backed companies, Sichuan Renshou Shigao Tianfu Investment Co., Ltd. (“Shigaotianfu Investment”) and Renshou Tengyi Landscaping Co., Ltd. (“Renshou Tenyi”) provided their bank deposits of RMB 12.0 million (equivalent to US$1.7 million) as pledge, while Mr. Guangde Cai and Sichuan Wetouch also provided counter-guarantee.

Upon the expiration of the guarantee, Chengdu Wetouch still defaulted repayment of above pledge. As a result, CDHT Investment levied this collateral of RMB12.0 million On November 21, 2019. Subsequently, Shigaotianfu Investment and Renshou Tengyi filed with Chengdu Intermediate People’s Court a lawsuit demanding an asset recovery of RMB12.0 million (equivalent to $1.7 million) pursuant to the counter guarantee agreement.

On December 2, 2019, pursuant to the reconciling agreement issued by Chengdu Intermediate People’s Court, the parties agreed to cancel the demand to seize property of Sichuan Wetouch rather than the property of Chengdu Wetouch, and to waive freezing Guangde Cai’s 60% shareholding equity in Xinjiang Wetouch.

On October 9, 2020, pursuant to a settlement and release agreement, Sichuan Wetouch, Hong Kong Wetouch and Guangde Cai are fully discharged and released from any and all obligations under the outstanding debts, and from all liabilities under guarantee with Chengdu Wetouch being responsible for the outstanding debts by December 31, 2020.

On October 27, 2020, Chengdu Wetouch made a full payment of the above debts.

Guarantees

i) Guarantee to Chengdu Wetouch for a loan of RMB17.0 million (equivalent to $2.6 million)

In July 2014, Chengdu Wetouch, a related party, obtained a loan of RMB17.0 million (equivalent to $2.6 million) from Bank of Chengdu, with third party Chengdu SME as a joint guarantor, while Sichuan Wetouch, Mr. Guangde Cai and his 60% controlled Xinjiang Wetouch and his 95% controlled Meishan Wetouch, as well as two unrelated individuals acting as counter guarantors for this loan.

On July 2, 2018, as Chengdu Wetouch defaulted the loan, Chengdu SME filed a lawsuit demanding the full repayment.

As of December 31, 2019, there was a lawsuit in progress on this loan repayment. Above mentioned counter guarantors were obliged for the joint responsibilities.

On May 13, 2020, with Xinjiang Wetouch partially repaying RMB5.9 million and Chengdu Wetouch still obligated to repay the balance prior to December 31, 2020, Xinjiang Wetouch, Meishan Wetouch and the other two unrelated individuals were under joint and several liabilities for the balance.

On October 9, 2020, pursuant to a settlement and release agreement, Sichuan Wetouch and Mr. Guangde Cai are unconditionally and fully released and discharged from all and only obligations under the outstanding debts, with Chengdu Wetouch being responsible for the outstanding debts by December 31, 2020.

On December 30, 2020, Chengdu Wetouch made a full payment of the above debts.

ii) Guarantee to Chengdu Wetouch for a loan of RMB9.0 million (equivalent to $1.3 million)

On April 21, 2014, Sichuan Wetouch, Mr. Guangde Cai provided counter guarantee to Chengdu Wetouch obtaining a loan of RMB9.0 million (equivalent to $1.3 million) from Deyang Bank Co., Ltd., Chengdu Branch, with third party Tianhong Asset Management Co., Ltd.(“Tianhong Asset”) as a guarantor.

Upon the loan due, Chengdu Wetouch failed to pay the debts on schedule. On May 3, 2017, Tianhong Asset brought a lawsuit to the local court.

As of December 31, 2019, this lawsuit was in progress on the loan repayment. Sichuan Wetouch and Mr. Guangde Cai were under joint and several guarantee liability for the agreed principal and interest and corresponding fees.

On October 9, 2020, pursuant to a settlement and release agreement, Sichuan Wetouch and Guangde Cai are unconditionally and fully released and discharged from all and only obligations under the outstanding debts, with Chengdu Wetouch being responsible for the outstanding balance by December 31, 2020.

On November 10, 2020, Chengdu Wetouch made a full payment of the above debts.

iii) Guarantee to Chengdu Wetouch for a loan of RMB15.0 million (equivalent to $2.2 million)

On May 26, 2015, Sichuan Wetouch, Mr. Guangde Cai provided guarantee to Chengdu Wetouch obtaining a loan of RMB15.0 million (equivalent to $2.2 million) from Deyang Bank Co., Ltd., Chengdu Branch, with third party Tianhong Asset Management Co., Ltd.(“Tianhong Asset”) as a guarantor.

Upon the loan due, Chengdu Wetouch failed to pay the debts on schedule. On May 3, 2017, Tianhong Asset brought a lawsuit to the local court.

As of December 31, 2019, this lawsuit was in progress on the loan repayment. Sichuan Wetouch and Mr. Guangde Cai were under joint and several guarantee liability for the agreed principal and interest and corresponding fees.

On October 9, 2020, pursuant to a settlement and release agreement, Sichuan Wetouch and Guangde Cai are unconditionally and fully released and discharged from all and only obligations under the outstanding debts, with Chengdu Wetouch being responsible for the outstanding debts by December 31, 2020.

On November 10, 2020, Chengdu Wetouch made a full payment of the above debts.

iv) Guarantee to Chengdu Wetouch for a loan of RMB14.9 million (equivalent to $2.3 million)

On July 4, 2014, Sichuan Wetouch, Mr. Guangde Cai and another unrelated individual provided joint guarantee to Chengdu Wetouch obtaining a loan of RMB14.9 million (equivalent to $2.3 million) from Sichuan Tianfu Bank Co., Ltd. Chengdu Wenjiang Branch (formerly known as Nanchong Commercial Bank Wenjiang Branch). Upon the loan due, Sichuan Wetouch, Mr. Cai and another unrelated individual were jointly liable for the agreed principal and interests.

Upon the loan due, Chengdu Wetouch failed to pay the debts on schedule. On December 16, 2015, the bank thus brought a lawsuit to the local court.

As of December 31, 2019, there was a lawsuit in progress on the loan repayment. Sichuan Wetouch, Mr. Guangde Cai and another unrelated individual for the joint guarantee responsibility.

On October 9, 2020, pursuant to a settlement and release agreement, Wetouch and Mr. Guangde Cai are unconditionally and fully released and discharged from all and only obligations under the outstanding debts, with Chengdu Wetouch being responsible for the outstanding debts by December 31, 2020.

On December 24, 2020, Chengdu Wetouch made a full payment of the above debts.

v) Guarantee to Chengdu Wetouch for a loan of RMB17.3 million (equivalent to $2.7 million)

On May 23, 2014, Sichuan Wetouch and Mr. Guangde Cai provided guarantee to Chengdu Wetouch obtaining a loan of RMB17.3 million (equivalent to $2.7 million) from Agricultural Bank of China Co., Ltd. Chengdu Wenjiang Branch (“Agricultural Bank Wenjiang Branch”), with two unrelated two parties also providing guarantee. Upon the loan due, the four guarantors were jointly obliged to repay the loan and its interests.

On February 3, 2017, Agricultural Bank Wenjiang Branch filed a lawsuit demanding the full repayments of the above mentioned loan and its interests.

As of December 31, 2019, there was a lawsuit in progress on the loan repayment. Sichuan Wetouch and Mr. Guangde Cai and two other unrelated parties were obliged to take joint guarantee responsibility.

On October 9, 2020, pursuant to a settlement and release agreement, Sichuan Wetouch, and Mr. Guangde Cai are unconditionally and fully released and discharged from all and only obligations under the outstanding debts, with Chengdu Wetouch being responsible for the outstanding debts by December 31, 2020.

On October 14, 2020, Chengdu Wetouch made a full payment of the above debts.

vi) Guarantee to Chengdu Wetouch for a loan of RMB15.0 million (equivalent to $2.2 million)

On March 19, 2014, Sichuan Wetouch, Mr. Guangde Cai and HK Wetouch provided counter guarantee to Chengdu Wetouch obtaining a loan of RMB15.0 million (equivalent to $2.2 million) from Chengdu Bank Co., Ltd. Gaoxin Branch (“Chengdu Bank Gaoxin Branch”), with a third party Chengdu Hi-tech Investment Group Co., Ltd. (“CDHT Investment”) as a guarantor. Sichuan Wetouch and Mr. Guangde Cai and Chengdu Wetouch were jointly and severally liable for such debts.

Upon the loan defaulted, CDHT paid off the above loan principal and interests to the bank on behalf of Chengdu Wetouch on January 10, 2017. On August 16, 2018, CDHT Investment brought a lawsuit to Chengdu Railway Transport Court. (See above Legal Case #2- Note 9)

As of December 31, 2019, there was a lawsuit in progress on the loan repayment. Sichuan Wetouch, Mr. Guangde Cai and Hong Kong Wetouch were obliged to take joint guarantee responsibility for the above loan and its interests.

On October 9, 2020, pursuant to a settlement and release, Sichuan Wetouch, Mr. Guangde Cai and HK Wetouch are unconditionally and fully released and discharged from all and only obligations under the outstanding debts, with Chengdu Wetouch being responsible for the outstanding debts by December 31, 2020.

On December 10, 2020, Chengdu Wetouch made a full payment of the above debts.

vii) Guarantee to Meishan Wetouch for a loan of RMB26.0 million (equivalent to $3.5 million)

On October 21, 2014, Sichuan Wetouch, Chengdu Wetouch, Mr.Guangde Cai and his 60% owned Xinjiang Wetouch, together with one unrelated guarantee company Sichuan Yitong Financing Guarantee Co., Ltd. (“Yitong Guarantee”) provided joint guarantee to Meishan Wetouch obtaining a two-year loan of RMB26.0 million (equivalent to $3.5 million) from Meishan Rural Commercial Bank Co., Ltd. (“Meishan Rural Commercial Bank”) and later extended to October 20, 2017. Upon the loan due, the guarantors were jointly obliged for the responsibility of repaying the loan and its interests.

On September 11, 2019, Meishan Wetouch made a partial repayment of RMB10.5 million (equivalent to US$1.5 million).

As of December 31, 2019, there was a lawsuit in progress on the loan remaining balance repayment. Sichuan Wetouch, Chengdu Wetouch and Mr. Guangde Cai, and Xinjiang Wetouch as well as Yitong Guarantee were under guarantee responsibility.

On October 9, 2020, pursuant to a settlement and release agreement, Sichuan Wetouch and Mr. Guangde Cai are unconditionally and fully released and discharged from all and only obligations under the outstanding debts, with Chengdu Wetouch being responsible for the outstanding debts by December 31, 2020.

On November 3, 2020, Chengdu Wetouch made a full payment of the above debts.

Capital expenditure commitment

The Company does not have any capital commitments as of December 31, 2020 and 2019.

NOTE 14 — REVENUES

The Company’s geographical revenue information is set forth below:

	For the Years Ended December 31,
	2020	2019
Sales in PRC	$21,430,226	$26,496,302
Sales in Overseas
—Republic of China (ROC, or Taiwan)	5,178,407	6,725,155
-South Korea	4,654,133	6,697,864
-Others	83,185	84,782
Sub-total	9,915,725	13,507,801
Total revenues	$31,345,951	$40,004,103

NOTE 15 — SUBSEQUENT EVENT

(i) On December 30, 2020, Sichuan Vouch Technology Co., Ltd. (“Sichuan Vtouch”) was incorporated in Chengdu, Sichuan, under the laws of PRC in order to take over the operating business of Sichuan Wetouch, with HK Wetouch as sole shareholder. HK Wetouch, an affiliate of Guangde Cai, our Chairman and Director, was incorporated on December 3, 2020 under the laws of Hong Kong.

On March 12, 2021, BVI Wetouch acquired all the outstanding shares of HK Wetouch from the sole shareholder of HK Wetouch, Guangde Cai, in consideration of the payment of HK$10,000 pursuant to instruments of transfer in accordance with Hong Kong law. As a result of the acquisition, HK Wetouch and Sichuan Vtouch became our indirect wholly-owned subsidiaries.

(ii) Pursuant to local PRC government guidelines on local environment issues and the national overall plan, Sichuan Wetouch is under the government directed relocation order no later than December 31, 2021 and get compensated accordingly. On March 18, 2021, pursuant to the agreement with the local government and an appraisal report issued by a mutual agreed appraiser, Sichuan Wetouch received a compensation of RMB115.2 million ($17.7 million) (“Compensation Funds”) for the withdrawal of the right to use of state-owned land and the demolition of all buildings, facilities, equipment and all other appurtenances on the land.

(iii) On March 16, 2020, in order to minimize interruption of our business, Sichuan Vtouch entered into a leasing agreement with Sichuan Renshou Shigao Tianfu Investment Co., Ltd., a limited company owned by the local government, to lease the property, and all buildings, facilities and equipment thereon (“Demised Properties) of Sichuan Wetouch, commencing from April 1, 2021 until December 31, 2021, at a monthly rent of RMB300,000 ($46,154) for the use of the Demised Properties.

(iv) On December 31, 2020, the Company released a preliminary prospectus for selling an aggregate of 15,889,371 shares of common stock, par value $0.001 per share at the fixed price of $3.38. Per the prospectus, all net proceeds from the sale or other disposition of the shares of Common Stock covered by this prospectus will go to the Selling Shareholders or underwriters. The Company will receive none of the proceeds from the sale or other disposition of the shares of common stock covered by this prospectus by the Selling Shareholders. The Company will bear all expenses of registration incurred in connection with this offering, but all selling and other expenses incurred by the Selling Shareholders will be borne by them.

As of the date of filing, the proposed sales was not completed yet.

