Form 10-Q
period 2021-03-31
Wetouch Technology Inc.
filed 2021-05-24
CIK 1826660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended March 31, 2021

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File Number: 000-56215

WETOUCH TECHNOLOGY INC.

(Exact name of registrant as specified in its charter)

Nevada	20-4080330
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No.29, Third Main Avenue, Shigao Town, Renshou County

Meishan, Sichuan, China 620500

(Address of principal executive offices) (Zip Code)

(86) 028-37390666

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File to be submitted posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

As of May 21, 2021, the registrant had 31,811,523 shares of common stock issued and outstanding.

WETOUCH TECHNOLOGY INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2021

2

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements include, among others, those statements including the words “believes”, “anticipates”, “expects”, “intends”, “estimates”, “plans” and words of similar import. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Forward-looking statements are based on our current expectations and assumptions regarding our business, potential target businesses, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include changes in local, regional, national or global political, economic, business, competitive, market (supply and demand) and regulatory conditions.

A description of these and other risks and uncertainties that could affect our business appears in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 which we filed with the Securities and Exchange Commission (“SEC”) on March 24, 2021 (the “Annual Report”). The risks and uncertainties described under “Risk Factors” are not exhaustive.

Given these uncertainties, readers of this Quarterly Report on Form 10-Q (“Quarterly Report”) are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the SEC, and should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report, as updated in subsequent filings we have made with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

WETOUCH TECHNOLODY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021 (UNAUDITED)

4

WETOUCH TECHNOLODY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	As of March 31,	As of December 31,
	2021	2020

ASSETS
CURRENT ASSETS
Cash	$54,478,833	$23,963,861
Accounts receivable, net	4,502,711	11,926,835
Inventories	195,057	402,050
Due from related parties	-	76,619
Prepaid expenses and other current assets	16,109	228,443
TOTAL CURRENT ASSETS	59,192,710	36,597,808

Property, plant and equipment, net	-	9,491,195
Intangible assets, net	-	974,696
TOTAL ASSETS	$59,192,710	$47,063,699

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,008,034	$891,848
Amount due to related parties	628,604	529,060
Income tax payable	783,098	107,137
Accrued expenses and other current liabilities	186,036	503,455
Deferred grants	-	245,211
TOTAL CURRENT LIABILITIES	3,605,772	2,276,711

Deferred grants-non current	-	433,206
TOTAL LIABILITIES	$3,605,772	$2,709,917

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 300,000,000 shares authorized, 31,811,523 and 31,500,693 issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	$31,812	$31,501
Additional paid in capital	4,221,727	1,072,932
Statutory reserve	3,062,159	3,062,159
Retained earnings	47,590,531	39,229,282
Accumulated other comprehensive income	680,709	957,908
TOTAL STOCKHOLDERS’ EQUITY	55,586,938	44,353,782
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$59,192,710	$47,063,699

The accompanying notes are an integral part of these condensed consolidated financial statements.

WETOUCH TECHNOLODY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	For the three months ended March 31,
	2021	2020

REVENUES
Revenues from customers	$10,615,924	$3,509,092
Revenues from related parties	97,380	-
TOTAL REVENUES	10,713,304	3,509,092
COST OF REVENUES	(5,571,806)	(1,872,783)
GROSS PROFIT	5,141,498	1,636,309

OPERATING EXPENSES
Selling expenses	(87,823)	(18,705)
General and administrative expenses	(494,897)	(208,277)
Research and development expenses	(22,180)	(15,342)
Share-based compensation	(3,149,106)	-
Total operating expenses	(3,754,006)	(242,324)

INCOME FROM OPERATIONS	1,387,492	1,393,985

OTHER INCOME (EXPENSES)

Interest income	22,015	19,617
Interest expense	(4)	(2,969)
Government grant	691,713	71,648
Gain on asset disposal	7,611,646	-
TOTAL OTHER INCOME , NET	8,325,370	88,296

INCOME BEFORE INCOME TAX EXPENSE	9,712,862	1,482,281

INCOME TAX EXPENSE	(1,351,613)	(222,787)

NET INCOME	$8,361,249	$1,259,494

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	(277,199)	(550,418)
COMPREHENSIVE INCOME	$8,084,050	$709,076

EARNINGS PER COMMON SHARE
Basic	$0.25	$0.04
Diluted	$0.25	$0.04

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING*
Basic	31,810,834	28,000,000
Diluted	32,652,474	28,000,000

*Retrospectively restated for effect of recapitalization, see Note 1

The accompanying notes are an integral part of these condensed consolidated financial statements.

WETOUCH TECHNOLODY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common stock at Par value $0.001		Additional paid-in	Statutory	Retained	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	reserve	Earnings	loss	equity

Balance at December 31, 2019*	28,000,000	$28,000	$14,034	$2,003,569	$31,357,494	$(1,734,988)	$31,668,109

Net income					1,259,494		1,259,494
Foreign currency translation adjustment	-	-	-	-	-	(550,418)	(550,418)

Balance at March 31, 2020	28,000,000	$28,000	$14,034	$2,003,569	$32,616,988	$(2,285,406)	$32,377,185

*Retrospectively restated for effect of recapitalization, see Note 1

	Common stock at Par value $0.001		Additional paid-in	Statutory	Retained	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	reserve	Earnings	(income) loss	equity

Balance at December 31 2020	31,500,693	$31,501	$1,072,932	$3,062,159	$39,229,282	$957,908	$44,353,782

Share-based compensation	310,830	311	3,148,795	-		-	3,149,106
Net income					8,361,249		8,361,249
Foreign currency translation adjustment	-	-	-	-	-	(277,199)	(277,199)

Balance at March 31, 2021	31,811,523	$31,812	$4,221,727	$3,062,159	$47,590,531	$680,709	$55,586,938

The accompanying notes are an integral part of these condensed consolidated financial statements.

WETOUCH TECHNOLODY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three-months ended March 31,
	2021	2020

Cash flows from operating activities
Net income	$8,361,249	$1,259,494
Adjustments to reconcile net income to cash provided by operating activities
Bad debts reversal	(76,124)	-
Depreciation and amortization	374,303	256,926
Share-based compensation	3,149,106	-
Gain on asset disposal	(7,611,646)	-

Changes in operating assets and liabilities:
Accounts receivable	8,279,581	180,907
Amounts due from related parties	83,354	(15,656)
Inventories	232,797	(22,140)
Prepaid expenses and other current assets	228,021	(50,807)
Accounts payable	1,075,994	1,142,323
Amounts due to related parties	69,615	211,486
Income tax payable	676,997	(415,867)
Accrued expenses and other current liabilities	(350,360)	(136,540)
Deferred grants	(725,518)	(57,318)
Net cash provided by operating activities	13,767,369	2,352,808

Cash flows from investing activities
Proceeds from assets disposal	17,773,202	-
Net cash provided by investing activities	17,773,202	-

Cash flows from financing activities
Net cash used in financing activities	-	-

Effect of changes of foreign exchange rates on cash	(1,025,599)	(273,935)
Net increase in cash	30,514,972	2,078,873
Cash, beginning of period	23,963,861	14,279,797
Cash, end of period	$54,478,833	$16,358,670

Supplemental disclosure of cash flow information
Cash paid for interest expense	$-	$-
Cash paid for income tax	$667,895	$638,654

The accompanying notes are an integral part of these condensed consolidated financial statements.

WETOUCH TECHNOLODY INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 — BUSINESS DESCRIPTION

Business

Wetouch Technology Inc. (“Wetouch”, or the “Company”, or “we” ), formerly known as Gulf West Investment Properties, Inc., was originally incorporated in August 1992, under the laws of the state of Nevada. Wetouch is primarily engaged in the business of research development, manufacture, distribution of touchscreen displays to customers both in PRC and overseas through its subsidiaries. The touchscreen products, which are manufactured by the Company, are primarily for use in the computer components.

On October 9, 2020, we entered into a share exchange agreement (the “Share Exchange Agreement”) with Wetouch Holding Group Limited (“BVI Wetouch”) and all the shareholders of BVI Wetouch (each, a “BVI Shareholder” and collectively the “BVI Shareholders”), to acquire all the issued and outstanding capital stock of BVI Wetouch in exchange for the issuance to the BVI Shareholders of an aggregate of 28,000,000 shares of our common stock (the “Reverse Merger”). In the Reverse Merger, each ordinary share of BVI Wetouch was exchanged for 2,800 shares of common stock of Wetouch. Immediately after the closing of the Reverse Merger on October 9, 2020, we had a total of 31,396,394 issued and outstanding shares of common stock. As a result of the Reverse Merger, BVI Wetouch is now our wholly-owned subsidiary.

BVI Wetouch is a holding company whose only asset, held through a subsidiary, is 100% owner of the registered capital of Sichuan Wetouch Technology Co. Ltd. (“Sichuan Wetouch”), a limited liability company organized under the laws of the People’s Republic of China (“China” or “PRC”).

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

Corporate History of BVI Wetouch

BVI Wetouch, which was incorporated under the laws of British Virgin Islands on August 14, 2020, is the sole shareholder of Hong Kong Wetouch Electronics Technology Limited (“Hong Kong Wetouch”), a holding company incorporated under the laws of Hong Kong Special Administrative Region (“SAR”), on September 11, 2020 and Hong Kong Wetouch Technology Limited (“HK Wetouch”), a holding company incorporated under the laws of Hong Kong Special Administrative Region (“SAR”), on December 3, 2020.

On July 19, 2016, Hong Kong Wetouch acquired all the shares of Sichuan Wetouch, a PRC company established in Meishan, Sichuan on May 6, 2011. As a result of the acquisition, Sichuan Wetouch became a wholly owned subsidiary of Hong Kong Wetouch.

HK Wetouch was established to own all the outstanding shares of Sichuan Vtouch. which was incorporated on December 30, 2020 in Chengdu, Sichuan, under the laws of PRC. On March 12, 2021, BVI Wetouch acquired all the outstanding shares of HK Wetouch. As a result of the acquisition, HK Wetouch and Sichuan Vtouch became our indirect wholly-owned subsidiaries.

Sichuan Vouch Technology Co., Ltd. (“Sichuan Vtouch”) was incorporated in Chengdu, Sichuan, under the laws of People’s Republic of China in order to take over the operating business of Sichuan Wetouch, with HK Wetouch as sole shareholder.

Note 2 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted by rules and regulations of the United States Securities and Exchange Commission (“SEC”). The condensed consolidated balance sheet as of December 31, 2020 was derived from the audited consolidated financial statements of Wetouch. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated balance sheet of the Company as of December 31, 2020, and the related consolidated statements of comprehensive income, changes in equity and cash flows for the year then ended.

In the opinion of the management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of March 31, 2021, the results of operations and cash flows for the three-month periods ended March 31, 2021 and 2020 have been made. However, the results of operations included in such financial statements may not necessary be indicative of annual results.

Use of Estimates

The preparation of condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the related disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

On an ongoing basis, management evaluates the Company’s estimates, including those related to the bad debt allowance, fair values of financial instruments, intangible assets and property and equipment, income taxes, and contingent liabilities, among others. The Company bases its estimates on assumptions, both historical and forward looking, that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Significant Accounting Policies

For a detailed discussion about Wetouch’s significant accounting policies, refer to Note 2 — “Summary of Significant Accounting Policies,” in Wetouch’s consolidated financial statements included in Company’s 2020 audited consolidated financial statements. During the three-month periods ended March 31, 2021, there were no significant changes made to Wetouch significant accounting policies.

NOTE-3- ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	March 31, 2021	December 31 2020
Accounts receivable	$4,502,711	$12,002,454
Allowance for doubtful accounts	-	(75,619)
Accounts receivable, net	$4,502,711	$11,926,835

The Company’s accounts receivable primarily includes balance due from customers when the Company’s products are sold and delivered to customers.

NOTE 4 — PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net, consists of the following:

	March 31, 2021	December 31, 2020
Buildings	$-	$10,330,767
Machinery, equipment and furniture	-	5,830,470
Subtotal	-	16,161,237
Less: accumulated depreciation	-	(6,670,042)
Property, plant and equipment, net	$-	$9,491,195

Depreciation expense was $260,943 and $242,464 for the three-month period ended March 31, 2021 and 2020, respectively.

Pursuant to local PRC government guidelines on local environment issues and the national overall plan, Sichuan Wetouch is under the government directed relocation order no later than December 31, 2021 and got compensated accordingly. On March 18, 2021, pursuant to the agreement with the local government and an appraisal report issued by a mutual agreed appraiser, Sichuan Wetouch received a compensation of RMB115.2 million ($17.8 million) (“Compensation Funds”) for the withdrawal of the right to use of state-owned land and the demolition of all buildings, facilities, equipment and all other appurtenances on the land. During the three-month period ended March 31, 2021, the Company recorded a gain of $7,611,646 for the asset disposal including intangible assets.

On March 16, 2021, in order to minimize interruption of our business, Sichuan Vtouch entered into a leasing agreement with Sichuan Renshou Shigao Tianfu Investment Co., Ltd., a limited company owned by the local government, to lease the property, and all buildings, facilities and equipment thereon (“Demised Properties) of Sichuan Wetouch, commencing from April 1, 2021 until December 31, 2021, at a monthly rent of RMB300,000 ($46,284) for the use of the Demised Properties.

NOTE 5 – INTANGIBLE ASSETS, NET

Intangible assets, net mainly consist of the following:

	March 31, 2021	December 31, 2020
Land use rights	$-	$1,016,215
Patents	-	417,919
Subtotal	-	1,434,134
Less: accumulated amortization for patents	-	(310,393)
Accumulated amortization for land use right	-	(149,045)
Subtotal	-	(459,438)
Intangible assets, net	$-	$974,696

Amortization expense was $113,360 and $14,523 for the three-month period ended March 31, 2021 and 2020, respectively. The Company accelerated the amortization expense for the three-month period ended March 31, 2021 due to the relocation pursuit to the Compensation Fund agreement with the local government. See Note 4. As the Company plans to deregister Sichuan Wetouch and the newly set up Sichuan Vtouch will use new techniques with new equipment, the Company estimates no remaining useful life for the existing patents.

NOTE 6 – RELATED PARTY TRANSACTIONS

The related party transactions are summarized as follows:

	Three-Month Period Ended March 31,
	2021	2020
Revenues resulting from related parties:
Sales to Chengdu Wetouch Technology Co., Ltd (“Chengdu Wetouch”)	10,433	-
Sales to Meishan Vtouch Electronics Technology Co., Ltd. (Meishan Wetouch)	88,947	-
	$97,380	$-

The Company sells capacitive touchscreens to Chengdu Wetouch and Meishan Wetouch from time to time. There are no written agreements between the Company and Meishan Wetouch. Mr. Guangde Cai, Chairman and director of the Company and our indirect majority shareholder, owns 94% and 95% of Chengdu Wetouch and Meishan Wetouch, respectively.

Amounts due from related parties are as follows:

Amounts due from related parties	Relationship	March 31, 2021	December 31, 2020	Note
Vision Touch Technology AG	100% owned by Mr. Yong Yang, Sales Director of Sichuan Wetouch	-	76,619	Operating expense paid on behalf of the related party/Company
Total		$-	$76,619

Amounts due to related parties are as follows:

	Relationship	March 31, 2021	December 31, 2020	Note
Chengdu Wetouch Technology Co., Ltd (“Chengdu Wetouch”)	94% owned by Mr. Guangde Cai & 2% by Mr. Shengyong Li	$129,285	$134,616	Operating expense paid on behalf of the Company
Meishan Vtouch Electronics Technology Co., Ltd.	95% owned by Mr. Guangde Cai and 5% by Chengdu Wetouch	77,155	68,402	Operating expense paid on behalf of the Company
Chengdu Vtouch Intelligence Science & Technology Co., Ltd.	100% owned by HK Vtouch Holding Group Co., Ltd.	193,219	-	Operating expenses paid on behalf of the Company
Mr. Guangde Cai	Chairman and CEO of the Company	228,945	326,042	Payable to employee
Total		$628,604	$529,060

NOTE 7 - INCOME TAXES

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

PRC

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

Sichuan Vtouch is entitled to 25% of income tax rate.

The effective income tax rates for the three-month periods ended March 31, 2021 and 2020 were 13.9% and 15.0%, respectively. The effective income tax rate for the three-month period ended March 31, 2021 differs from the PRC statutory income tax rate of 25% primarily due to Sichuan Wetouch’s preferential income tax rate.

The estimated effective income tax rate for the year ended December 31, 2021 would be similar to actual effective tax rate of the three-month periods ended March 31, 2021.

NOTE 8- ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	March 31, 2021	December 31, 2020
Advance from customers	$121,791	$9,493
Accrued payroll and employee benefits	22,182	105,801
Other tax payable (receivable) (i)	-	325,719
Others (ii)	42,063	62,442
Accrued expenses and other current liabilities	$186,036	$503,455

(i) Other tax payables are mainly value added tax payable (receivable).

(ii) Others mainly represent accrued employee reimbursement payable and other accrued miscellaneous operating expenses.

NOTE 9- DEFERRED GRANTS

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

During the three-month period ended March 31, 2021, the Company recognized the remaining balance of deferred grant as income due to the government directed relocation order disclosed in Note 4.

NOTE 10- SHARE BASED COMPENSATION

As of March 31, 2021, the Company had 841,440 warrants outstanding with i) weighted average exercise price of $0.01; ii) weighted average remaining contractual life of 4.7 years; and iii) aggregate intrinsic value of $3.4 million.

On January 1, 2021, the Board of Directors of the Company authorized the issuance of an aggregate of 310,830 shares and 631,080 warrants to a third party service provider for consulting services that had been rendered. The five-year warrants are exercisable at one cent per share.

The Company awards common stock and stock options to employees, consultants, and directors as compensation for their services, and accounts for its stock option awards to employees, consultants, and directors pursuant to the provisions of ASC 718, Stock Compensation. The fair value of each option award is estimated on the date of grant using the Black-Scholes Merton valuation model. The Company recognizes the fair value of each option as compensation expense ratably using the straight-line attribution method over the service period, which is generally the vesting period.

The 310,830 shares of common stock and 631,080 warrants were vested on January 1, 2021 and no warrants were exercised. The fair value of above award was estimated at the grant date using Black-Scholes model for pricing the share compensation expenses. The fair value of the Black-Scholes model includes the following assumptions: expected life of 2.5 years, expected dividend rate of 0%, volatility of 51.3% and an average interest rate of 0.12%.

For the three-month periods ended March 31, 2021, the Company recognized relevant share-based compensation expense of $1,041,281 for the vested shares and $2,107,825 for the warrants, respectively.

NOTE 11- RISKS AND UNCERTAINTIES

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

The following table outlines the currency exchange rates that were used in creating the consolidated financial statements in this report:

	March 31, 2021	December 31, 2020
Year-end spot rate	US$1=RMB 6.4817	US$1=RMB 6.5250
Average rate	US$1=RMB 6.5518	US$1=RMB 6.9042

And average rate for March 31, 2020 is US$=RMB6.9786.

Concentrations - The Company sells its products primarily through direct customers in the PRC and to some extent, the overseas customers in European countries and East Asia such as South Korea and Taiwan (Refer to Note 12). Sales to customers individually exceeded 10% of the Company’s revenues for the three-month periods ended March 31, 2021 and 2020, are as follows:

For the three-month periods ended March 31, 2021 and 2020, five customers accounted for 18.7%, 17.9%, 15.2%, 11.8% and 11.1%, and six customers accounted for 17.9%, 16.6%, 15.6%, 14.3%, 14.1% and 11.5%, respectively, of the Company’s revenue.

And the Company’s top ten customers aggregately accounted for 99.2% and 99.4 % of the total revenue for the three-month periods ended March 31, 2021 and 2020, respectively.

As of March 31, 2021 and 2020, five customers accounted for 22.3%, 22.1%, 16.1%, 14.0% and 11.4% of the total accounts receivable balance, respectively.

The Company purchases its raw materials through various suppliers. Raw material purchases from these suppliers which individually exceeded 10% of the Company’s total raw material purchases, accounted for approximately 38.1% (three suppliers) and 26.4% (two supplier) for the three-month periods ended March 31, 2020 and 2021, respectively.

NOTE 1 2 — COMMITMENTS AND CONTINGENCIES

Legal Proceedings

From time to time, the Company is a party to various legal actions arising in the ordinary course of business. The Company accrues costs associated with these matters when they become probable and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. As of March 31, 2021, there were no legal proceedings.

Capital expenditure commitment

The Company does not have any capital commitments as of March 31, 2021.

NOTE 13 — REVENUES

	For the Three-Month Periods Ended,
	2021	2020
Sales in PRC	$7,155,877	$2,317,292
Sales in Overseas
—Republic of China (ROC, or Taiwan)	1,977,038	563,428
-South Korea	1,574,315	628,372
-Others	6,074	-
Sub-total	3,557,427	1,191,800
Total revenues	$10,713,304	$3,509,092

Due to the COVID-19 pandemic, the Company’s subsidiary Sichuan Wetouch was temporarily shut down from early February 2020 to early March 2020 in accordance with the requirement of the local governments. The Company’s business was negatively impacted and generated lower revenue and net income during the period from February to April 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

The following management’s discussion and analysis should be read in conjunction with our historical financial statements and the related notes thereto. The management’s discussion and analysis contain forward-looking statements, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including those under “Risk Factors” in our Annual Report filed with the SEC on March 24, 2021, as updated in subsequent filings we have made with the SEC that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.

Basis of Presentation

The following discussion highlights our results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the periods described, and provides information that management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein. The following discussion and analysis are based on our unaudited financial statements contained in this Quarterly Report, which we have prepared in accordance with United States generally accepted accounting principles. You should read the discussion and analysis together with such financial statements and the related notes thereto.

Recent Developments

Hong Kong Wetouch Electronics Technology Limited, a limited company organized under the laws of Hong Kong (“HK Wetouch”), an affiliate of Guangde Cai, our Chairman and Director, was incorporated on December 3, 2020 under the laws of Hong Kong. HK Wetouch was established to own all the outstanding shares of Sichuan Wetouch Technology Co., Ltd., which was incorporated on December 30, 2020 (“Sichuan Wetouch”) in Chengdu, Sichuan, under the laws of The People’s Republic of China (“PRC”).

On March 12, 2021, BVI Wetouch acquired all the outstanding shares of HK Wetouch from the sole shareholder of HK Wetouch, Guangde Cai, in consideration of the payment of HK$10,000 pursuant to instruments of transfer in accordance with Hong Kong law. As a result of the acquisition, HK Wetouch became a wholly-owned subsidiary of BVI Wetouch. BVI Wetouch owns (i) all the outstanding shares of HK Wetouch, which, in turn, owns all the outstanding shares of Sichuan Wetouch and (ii) all of the outstanding shares of Hong Kong Wetouch Technology Limited, which owns all the shares of Sichaun Vtouch Technology Co., Ltd., a company incorporated under the laws of PRC.

On March 16, 2021, an indirectly wholly-owned operating subsidiary of the Company, Sichuan Wetouch entered into an Agreement of Compensation on Demolition (“Compensation Agreement”) with Sichuan Renshou Shigao Tianfu Investment Co., Ltd, a limited company owned by the local government (Sichuan Renshou”), for the withdrawal of our right to use of state-owned land and the demolition of all buildings, facilities and equipment on such land where we maintain our executive offices, research and development facilities and factories at No.29, Third Main Avenue, Shigao Town, Renshou County, Meishan City, Sichuan, China (the “Property”). The Property, all buildings, facilities, equipment and all other appurtenances on the Property are collectively referred to as “Properties”. The Compensation Agreement was executed and delivered as a result of guidelines (the “Guidelines”) published by the local government of with respect to local environmental issues and a national overall plan on Tianfu New District, Meishan City, Sichuan, PRC. In accordance with the Guidelines, a project named “Chaisang River Ecological Wetland Park” is under construction in the areas where the manufacturing facilities and properties of the Company are located. As a result, Sichuan Wetouch must relocate. In consideration for such relocation, the owner of the buildings on the state-owned land will be compensated.

Under the Compensation Agreement, based on an appraisal report issued by a mutually agreed upon third party appraiser, Sichuan Wetouch will receive a compensation of RMB115.2 million (approximately $17.7 million based on an exchange rate of 6.5RMB per US $1.00), including RMB100.2 million ($15.4 million) based upon the appraised value of the Properties plus an extra 15% relocation bonus of RMB15.0 million ($2.3 million).

In order to minimize the interruption of our business, a newly acquired wholly-owned subsidiary of ours in Sichuan, China entered into a Leaseback Agreement with Sichuan Renshou on March 16, 2021. The Leaseback Agreement entitles us to lease back the Properties commencing from April 1, 2021 until December 31, 2021, at a monthly rent of RMB300,000 (approximately $46,154).

On March 18, 2021, Sichuan Wetouch received a total amount of RMB115.2 million (approximately $17.7 million) as the total amount of compensation from Sichuan Renshou.

We are actively searching for an appropriate parcel in Chengdu Medicine City (Technology Park), Wenjiang District, Chengdu for the construction of our new production facilities and office buildings. As of the date of this Current Report, we estimate that our capital needs for this acquisition and construction will be approximately RMB170.0 million (approximately $26.2 million), but there is no assurance that the estimated amount is sufficient to achieve our goals. We may need additional financing for our business development. In addition, we expect that this acquisition and construction will be completed prior to December 31, 2021, but there is no assurance and we may need extended time to achieve our business plan.

Overview

We were originally incorporated under the laws of the state of Nevada in August 1992. On October 9, 2020, we entered into a share exchange agreement (the “Share Exchange Agreement”) with Wetouch Holding Group Limited, a British Virgin Islands company incorporated on August 14, 2020 (“BVI Wetouch”), and all the shareholders of BVI Wetouch, to acquire all the issued and outstanding capital stock of BVI Wetouch in exchange for the issuance to such shareholders an aggregate of 28 million shares of our common stock (the “Reverse Merger”). The Reverse Merger closed on October 9, 2020. Immediately after the closing of the Reverse Merger, we had a total of 31,396,394 issued and outstanding shares of common stock. As a result of the Reverse Merger, BVI Wetouch is now our wholly-owned subsidiary.

We are engaged in the research, development, manufacturing, sales and servicing of medium to large sized projected capacitive touchscreens, which constitutes our source of revenues through BVI Wetouch, which owns HK Wetouch, and Sichuan Wetouch Technology Co., Ltd., a limited liability company organized under the laws of China. We are specialized in large-format touchscreens, which are developed and designed for a wide variety of markets and used in by the financial terminals, automotive, point of sale (POS), gaming, lottery, medical, human machine interface (HMI), and other specialized industries. Our product portfolio comprises medium to large sized projected capacitive touchscreens ranging from 7.0 inch to 42 inch screens. In terms of the structures of touch panels, we offer (i) Glass-Glass (“GG”), primarily used in GPS/car entertainment panels in mid-size and luxury cars, industrial HMI, financial and banking terminals, POS and lottery machines; (ii) Glass-Film-Film (“GFF”), mostly used in high-end GPS and entertainment panels, industrial HMI, financial and banking terminals, lottery and gaming industry; (iii) Plastic-Glass (“PG”), typically adopted by touchscreens in GPS/entertainment panels motor vehicle GPS, smart home, robots and charging stations; and (iv) Glass-Film (“GF”), mostly used in industrial HMI. The following discussion and analysis pertain financial condition and results of operations of our subsidiaries Hong Kong Wetouch, Sichuan Wetouch and Sichuan Vtouch for the quarter ended March 31, 2021.

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

Highlights for the three-month period ended March 31, 2021 include:

● Revenues were $10.7 million, an increase of 205.7% from $3.5 million in the first quarter of 2020
● Gross profit was $5.1 million, an increase of 218.8% from $1.6 million in the first quarter of 2020
● Gross profit margin was 47.7%, compared to 45.7% in the first quarter of 2020
● Net income was $8.4 million, compared to $1.3 million in the first quarter of 2020
● Total volume shipped was 499,796 units, an increase of 178.3% from 179,592 units in the first quarter of 2020

Results of Operations

Results of Operations - Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

The following table sets forth, for the periods indicated, statements of income data:

(in US Dollar millions, except percentage)	Three-Month Period Ended December 31,		Change	Change
	2021	2020	Amount	%
Revenues	$10.7	$3.5	$7.2	205.7%
Cost of revenues	(5.6)	(1.9)	(3.7)	194.7%
Gross profit	5.1	1.6	3.5	218.8%
Total operating expenses	(3.7)	(0.2)	(3.5)	1,750.0%
Operating income	1.4	1.4	0.0	0.0%
Gain on asset disposal	7.6	-	7.6	N/A
Income before income taxes	9.7	1.5	8.2	546.7%
Income tax expense	(1.3)	(0.2)	(1.1)	550.0%
Net income	$8.4	$1.3	$7.1	546.2%

Revenues

We generated revenue of $10.7 million and $3.5 million for the three months ended March 31, 2021 and 2020, respectively, an increase of $7.2 million, or 205.7%, compared to $3.5 million in the same period of last year. This was due to an increase of 178.3% in sales volume and of 9.7% in the average selling price of our products, and 7.1% positive impact from exchange rate due to appreciation of RMB against US dollars, compared with those of the same period of last year.

	For the Three-Month Ended March 31,
	2021		2020		Change	Change
	Amount	%	Amount	%	Amount	%
	(in US Dollar millions except percentage)
Revenue from sales to customers in PRC	$7.2	67.3%	$2.3	65.7%	$4.9	213.0%
Revenue from sales to customers overseas	3.5	32.7%	1.2	34.3%	2.3	191.7%
Total Revenues	$10.7	100%	$3.5	100%	$7.2	205.7%

	For the Three-Month Ended March 31,
	2021		2020		Change	Change
	Unit	%	Unit	%	Unit	%
	(in UNIT, except percentage)
Units sold to customers in PRC	317,413	63.5%	117,047	65.2%	200,366	171.2%
Units sold to customers overseas	182,383	36.5%	62,545	34.8%	119,838	191.6%
Total Units Sold	499,796	100%	179,592	100%	320,204	178.3%

(i) Domestic market

For the three months ended March 31, 2021, revenue from domestic market increased by $4.9 million or 213.0% as a combined result of: (i) an increase of 171.2% in sales volume, and (ii) an increase of 8.6% in the average RMB selling price of our products, and 7.1% positive impact from exchange rate due to appreciation of RMB against US dollars, compared with those of the same period of last year.

As for the RMB selling price, the increase of 8.6% was mainly due to the increased sales of new models of higher-end products of such as touch screens used in gaming machine with higher selling price in domestic market during the three-month period ended March 31, 2021.

The weakening in macroeconomic conditions since the outbreak of COVID-19 pandemic in January 2020 continued to exacerbate touch screen business environment. The Company’s business was negatively impacted and has continued to generate lower revenues during the first quarter of 2020.

Due to our efforts in marketing new models such as POS touchscreens and penetrate into new customers into new regions, we had our sales increase of 254.7% in South China, 239.0% in Southwest China, 124.5% in East China, yet a decrease of 77.3% in North China.

(ii) Overseas market

For the three-month period ended March 31, 2021, revenues from overseas market was $3.5 million as compared to $1.2 million of the same period of 2020, increased by $2.3 million or 191.7% mainly due to an increase of 191.6% in sales volume.

POS Touchscreens

The following table summarizes the breakdown of revenues by categories in US dollars:

	Revenues For the Three-Month Ended March 31,
	2021		2020		Change	Change
	Amount	%	Amount	%	Amount	Margin%
	(in US Dollars, except percentage)
Product categories by end applications
Automotive Touchscreens	$3,519,642	32.9%	$983,567	28.0%	$2,536,075	257.8%
Industrial Control Computer Touchscreens	2,235,175	20.9%	802,957	22.9%	1,432,218	178.4%
Gaming Touchscreens	1,574,315	14.7%	628,372	17.9%	945,943	150.5%
Medical Touchscreens	1,216,583	11.4%	219,381	6.3%	997,202	454.6%
POS Touchscreens	1,159,805	10.8%	589,052	16.8%	570,753	96.9%
Multi-Functional Printer Touchscreens	917,031	8.6%	278,652	7.9%	638,379	229.1%
Others*	90,753	0.7%	7,111	0.2%	83,642	1,176.2%
Total Revenues	$10,713,304	100.0%	$3,509,092	100.0%	$7,204,212	205.7%

*Others include applications in self-service kiosks, ticket vending machine and financial terminals.

The Company continued to shift production mix from traditional lower-end products such as touchscreens used in automotive and industrial control computer industries to high-end products such as touchscreens used in self-service kiosks, medical touchscreens, ticket vending machine and financial terminals., primarily due to (i) greater growth potential of computer screen models in China, (ii) the stronger demand and better quality demand from consumers’ recognition of higher-end touch screens made by better raw materials.

Gross Profit and Gross Profit Margin

	Three-Month Period Ended March 31,		Change
(in millions, except percentage)	2021	2020	Amount	%
Gross Profit	$5.1	$1.6	$3.5	218.8%
Gross Profit Margin	47.7%	45.7%		2.0%

Gross profit was $5.1 million in the first quarter ended March 31, 2021, compared to $1.6 million in the same period of 2020. Our gross profit margin increased to 47.7% for the first quarter ended March 31, 2021 as compared to 45.7% for the same period of 2020, primarily due to product mix shift to higher gross profit margin products such as self-service kiosks, ticket vending machine and financial terminals.

General and Administrative Expenses

	Three-Month Period Ended March 31,		Change
(in millions, except percentage)	2021	2020	Amount	%
General and Administrative Expenses	$0.5	$0.2	$0.3	150.0%
as a percentage of revenues	4.7%	5.7%		(1.0)%

General and administrative (G&A) expenses were $0.5 million for the quarter ended March 31, 2021, compared to $0.2 million in the same period in 2020, representing an increase of 150.0%, or $0.3 million. The increase was primarily due to (i) the increase of $0.1 million accelerated amortization expense due to Sichuan Wetouch ceasing operation and relocation to comply with local PRC government guidelines on local environment issues and the national overall plan. See Note 4, and (ii) the increase of $0.2 million miscellaneous expenses.

Research and Development Expenses

	Three-Month Period Ended March 31,		Change
(in US dollars, except percentage)	2021	2020	Amount	%
Research and Development Expenses	$22,180	$15,342	$6,838	44.5%
as a percentage of revenues	0.0%	0.0%		0.0%

Research and development (R&D) expenses were $22,180 for the quarter ended March 31, 2021 compared to $15,342 in the same period in 2020, representing a decrease $6,838.

Share-based Compensation

	Three-Month Period Ended March 31,		Change
(in millions, except percentage)	2021	2020	Amount	%
Share-based compensation	$3.1	$0.0	$3.1	0.0%
as a percentage of revenues	29.0%	0.0%		29.0%

Share-based compensation was $3.1 million for the quarter ended March 31, 2021 compared to nil in the same period in 2020. On January 1, 2021, the Board of Directors of the Company authorized the issuance of an aggregate of 310,830 shares and 631,080 warrants to Ascendant Global Advisors, Inc. for advisory services that had been rendered. The Company recognized relevant share-based compensation expense of $1,041,281 for the vested shares and $2,107,825 for the warrants.

Operating Income

Total operating income stayed at $1.4 million for the first quarter ended quarter ended March 31, 2021 and the same period of last year.

Gain on Asset Disposal

	Three-Month Period Ended March 31,		Change
(in millions, except percentage)	2021	2020	Amount	%
Gain on asset disposal	$7.6	$0.0	$7.6	0.0%
as a percentage of revenues	71.0%	0.0%		71.0%

Gain on asset disposal was $7.6 million for the quarter ended March 31, 2021 compared to nil in the same period in 2020. Pursuant to local PRC government guidelines on local environment issues and the national overall plan, Sichuan Wetouch is under the government directed relocation order no later than December 31, 2021 and got compensated accordingly. On March 18, 2021, pursuant to the agreement with the local government and an appraisal report issued by a mutual agreed appraiser, Sichuan Wetouch received a compensation of RMB115.2 million ($17.8 million) (“Compensation Funds”) for the withdrawal of the right to use of state-owned land and the demolition of all buildings, facilities, equipment and all other appurtenances on the land. During the three-month period ended March 31, 2021, the Company recorded a gain of $7,611,646 for the asset disposal.

Income Taxes

	Three-Month Period Ended March 31,		Change
(in millions, except percentage)	2021	2020	Amount	%
Income before Income Taxes	$9.7	$1.5	$8.2	546.7%
Income Tax (Expense)	(1.3)	(0.2)	(1.1)	550.0%
Effective income tax rate	13.9%	15.0%		(1.1)%

The effective income tax rates for the three-month periods ended March 31, 2021 and 2020 were 13.9% and 15.0%, respectively. The effective income tax rate for the three-month period ended March 31, 2021 differs from the PRC statutory income tax rate of 25% primarily due to Sichuan Wetouch’s preferential income tax rate.

Our PRC subsidiary Sichuan Wetouch had $54.5 million of cash and cash equivalents of March 31, 2021, which are planned to be indefinitely reinvested in PRC. The distributions from our PRC subsidiary are subject to the U.S. federal income tax at 21%, less any applicable foreign tax credits. Due to our policy of indefinitely reinvesting our earnings in our PRC business, we have not provided for deferred income tax liabilities related to PRC withholding income tax on undistributed earnings of our PRC subsidiaries.

Net Income

As a result of the above factors, we had a net income of $8.4 million in the first quarter of 2021 compared to a net income of $1.3 million in the same quarter of 2020.

Liquidity and Capital Resources

Historically, our primary uses of cash have been to finance working capital needs. We expect that we will be able to meet our needs to fund operations, capital expenditures and other commitments in the next 12 months primarily with our cash and cash equivalents, operating cash flows and bank borrowings.

We may, however, require additional cash resources due to changes in business conditions or other future developments. If these sources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity or equity-linked securities could result in additional dilution to stockholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financial covenants that would restrict operations Financing may not be available in amounts or on terms acceptable to us, or at all.

As of March 31, 2021, we had current assets of $59 million, consisting of $54 million in cash, $4.5 million in accounts receivable, $195,057 in inventories, and $16,109 in prepaid expenses other current assets. Our current liabilities as of March 31, 2021, were $3.6 million, which is comprised of $2 million in accounts payable, $628,604 in amounts due to related parties, $7883,098 in income tax payable, and $186,036 in accrued expenses and other current liabilities.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities for the three months ended March 31, 2021 and 2020:

	Three-Month Period Ended March 31,
(in US Dollar millions)	2021	2020
Net cash provided by operating activities	$13.7	$2.4
Net cash provided by investing activities	17.8	-
Net cash used in financing activities	-	-
Effect of foreign currency exchange rate changes on cash and cash equivalents	(1.0)	(0.3)
Net increase in cash and cash equivalents	30.5	2.1
Cash and cash equivalents at the beginning of period	24.0	14.3
Cash and cash equivalents at the end of period	$54.5	$16.4

Operating Activities

Net cash provided by operating activities was $13.7 million for the three-month period ended March 31, 2021, as compared to $2.4 million provided by operating activities for the same period of the last year, primarily due to (i) the increase of $7.1 million net income for the three-month period ended March 31, 2021 as compared to the same period of 2020, (ii) the increase of $3.1 million of share-based compensation, (ii) the decrease of $8.1 million of accounts receivable due to Sichuan Wetouch settled customer receivables for the three-month period ended March 31, 2021, (iii) the increase of $1.1 million income tax payable due to income tax clearance for Sichuan Wetouch during the three-month period ended March 31, 2021, partially offset by (iv) the decrease of $7.6 million gain on asset disposal for the three-month period ended March 31, 2021 as compared to the same period of 2020.

Investing Activities

There were $17.8 million proceeds from asset disposal for Sichuan Wetouch for the three-month period ended March 31, 2021. See Note 4 in the interim financial information .

Financing Activities

There were no financing activities for the three-month period ended March 31, 2021 and 2020.

As of March 31, 2021, our cash and cash equivalents were $54.5 million, as compared to $24.0 million at December 31, 2020.

Days Sales Outstanding (“DSO”) has decreased to 69 days for the three-month period ended March 31, 2021 from 161 days for the year ended December 31, 2020 as a result of Sichuan Wetouch settled all accounts receivable collection from customers.

The following table provides an analysis of the aging of accounts receivable as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
-Current	$4,502,711	$3,531,963
-1-3 months past due	-	8,136,340
-4-6 months past due	-	123,581
7-12 months past due	-	160,844
-greater than 1 year past due	-	49,726
Total accounts receivable	$4,502,711	$12,002,454

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

The RMB was relatively stable against the U.S. dollar at approximately 8.28 RMB to the US$1.00 until July 21, 2005 when the Chinese currency regime was altered resulting in a 2.1% revaluation versus the U.S. dollar. From July 21, 2005 to September 30, 2010, the RMB exchange rate was no longer linked to the U.S. dollar but rather to a basket of currencies with a 0.3% margin of fluctuation resulting in further appreciation of the RMB against the U.S. dollar. Since September 30, 2009, the exchange rate had remained stable at 6.8307 RMB to 1.00 U.S. dollar until September 30, 2010 when the People’s Bank of China allowed a further appreciation of the RMB by 0.43% to 6.798 RMB to 1.00 U.S. dollar. The People’s Bank of China allowed the RMB and U.S. dollar exchange rate to fluctuate within 1% on April 16, 2012 and 2% on March 17, 2014, respectively. On March 31, 2021, the RMB traded at 6.5518 RMB to 1.00 U.S. dollar.

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

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable because we are a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, our disclosure controls and procedures were not effective as of March 31, 2021 due to the material weaknesses in internal control over financial reporting described below. Because of our significant reliance on our Chairman, Mr. Cai and a lack of English speakers who understand SEC rules and regulations, we lack a proper segregation of duties. In addition, we lack a formal audit committee with a financial expert. As we grow and expand our operations, we will engage competent employees and experts as needed. However, there can be no assurance that we will be successful at properly designing and maintaining adequate disclosure controls and procedures.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended March 31, 2021 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We know of no material, active, pending or threatened proceeding against us or our subsidiaries, nor are we, or any subsidiary, involved as a plaintiff or defendant in any material proceeding or pending litigation.

ITEM 1A. RISK FACTORS.

Not required for smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WETOUCH TECHNOLOGY INC.

Date: May 24, 2021	By:	/s/ Zongyi Lian
	Name:	Zongyi Lian
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: May 24, 2021	By:	/s/ Yuhua Huang
	Name:	Yuhua Huang
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

