Form 10-Q
period 2021-06-30
Wetouch Technology Inc.
filed 2021-08-10
CIK 1826660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended June 30, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File Number: 000-56215

WETOUCH TECHNOLOGY INC.

(Exact name of registrant as specified in its charter)

Nevada	20-4080330
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No. 29, Third Main Avenue, Shigao Town, Renshou County

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File to be submitted posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of August 10, 2021, the registrant had 31,811,523 shares of common stock issued and outstanding.

WETOUCH TECHNOLOGY INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2021

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

WETOUCH TECHNOLOGY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021 (UNAUDITED)

4

WETOUCH TECHNOLOGY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	As of June 30,	As of December 31,
	2021	2020

ASSETS
CURRENT ASSETS
Cash	$52,594,357	$23,963,861
Accounts receivable, net	11,590,670	11,926,835
Inventories	341,549	402,050
Due from related parties	-	76,619
Prepaid expenses and other current assets	28,265	228,443
TOTAL CURRENT ASSETS	64,554,841	36,597,808

Property, plant and equipment, net	45,350	9,491,195
Intangible assets, net	-	974,696
TOTAL ASSETS	$64,600,191	$47,063,699

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$770,649	$891,848
Amount due to related parties	-	529,060
Income tax payable	1,822,258	107,137
Accrued expenses and other current liabilities	543,467	503,455
Deferred grants	-	245,211
TOTAL CURRENT LIABILITIES	3,136,374	2,276,711

Deferred grants-non current	-	433,206
TOTAL LIABILITIES	$3,136,374	$2,709,917

COMMITMENTS AND CONTINGENCIES STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 300,000,000 shares authorized, 31,811,523 and 31,500,693 issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	$31,812	$31,501
Additional paid in capital	4,221,727	1,072,932
Statutory reserve	3,062,159	3,062,159
Retained earnings	52,552,950	39,229,282
Accumulated other comprehensive income	1,595,169	957,908
TOTAL STOCKHOLDERS’ EQUITY	61,463,817	44,353,782
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$64,600,191	$47,063,699

The accompanying notes are an integral part of these condensed consolidated financial statements.

WETOUCH TECHNOLOGY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	Three-Month Period Ended		Six-Month Period Ended
	June 30,		June 30,
	2021	2020	2021	2020
REVENUES
Revenue from customers	$15,234,885	$5,256,060	$25,850,636	$8,765,152
Revenues from related parties	-	-	97,553	-
Total Revenues	15,234,885	5,256,060	25,948,189	8,765,152

COST OF REVENUES	(7,334,722)	(2,591,100)	(12,906,528)	(4,463,883)
GROSS PROFIT	7,900,163	2,664,960	13,041,661	4,301,269

OPERATING EXPENSES
Selling expenses	(125,574)	(26,227)	(213,397)	(44,932)
General and administrative expenses	(812,166)	(351,660)	(1,320,582)	(559,937)
Research and development expenses	(22,588)	(17,957)	(44,768)	(33,299)
Share-based compensation	-	-	(3,149,106)	-
OPERATING EXPENSES	(960,328)	(395,844)	(4,727,853)	(638,168)

INCOME FROM OPERATIONS	6,939,835	2,269,116	8,313,808	3,663,101

Interest income	13,375	19,992	35,386	39,609
Interest expense	-	(2,924)	-	(5,893)
Government grant	1,229	56,335	692,942	127,983
Gain on asset disposal	-	-	7,625,165	-
TOTAL OTHER INCOME	14,604	73,403	8,353,493	161,699

INCOME BEFORE INCOME TAX EXPENSE	6,954,439	2,342,519	16,667,301	3,824,800

INCOME TAX EXPENSE	(1,887,339)	(349,043)	(3,238,952)	(571,830)

NET INCOME	$5,067,100	$1,993,476	$13,428,349	$3,252,970

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	809,779	72,252	532,580	(478,166)
COMPREHENSIVE INCOME	$5,876,879	$2,065,728	$13,960,929	$2,774,804

EARNINGS PER COMMON SHARE
Basic	$0.2	$0.1	$0.42	$0.12
Diluted	$0.2	$0.1	$0.42	$0.12
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic*	31,811,523	28,000,000	31,811,523	28,000,000
Diluted*	32,653,163	28,000,000	32,653,163	28,000,000

*	Retrospectively restated for effect of recapitalization, see Note 1

WETOUCH TECHNOLOGY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common stock at Par value $0.001		Additional paid-in	Statutory	Retained	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	reserve	Earnings	loss	equity

Balance at April 1, 2020*	$28,000,000	$28,000	$14,034	$2,003,569	$32,616,988	$(2,285,406)	$32,377,185
Net income					1,993,476		1,993,476
Foreign currency translation adjustment	-	-	-	-	-	72,252	72,252

Balance at June 30, 2020	$28,000,000	$28,000	$14,034	$2,003,569	$34,610,464	$(2,213,154)	$34,442,913

*	Retrospectively restated for effect of recapitalization, see Note 1

	Common stock at Par value $0.001		Additional paid-in	Statutory	Retained	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	reserve	Earnings	loss	equity

Balance at April 1, 2021	31,811,523	$31,812	$4,221,727	$3,062,159	$47,590,531	$680,709	$55,586,938

Net income					5,067,100		5,067,100
Foreign currency translation adjustment	-	-	-	-	-	809,779	809,779

Balance at June 30, 2021	31,811,523	$31,812	$4,221,727	$3,062,159	$52,657,631	$1,490,488	$61,463,817

WETOUCH TECHNOLOGY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common stock at Par value $0.001		Additional paid-in	Statutory	Retained	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	reserve	Earnings	loss	equity

Balance at January 1, 2020*	28,000,000	$28,000	$14,034	$2,003,569	$31,357,494	$(1,734,988)	$31,668,109

Net income					3,252,970		3,252,970
Foreign currency translation adjustment	-	-	-	-	-	(478,166)	(478,166)

Balance at June 30, 2020	28,000,000	$28,000	$14,034	$2,003,569	$34,610,464	$(2,213,154)	$34,442,913

*	Retrospectively restated for effect of recapitalization, see Note 1

	Common stock at Par value $0.001		Additional paid-in	Statutory	Retained	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	reserve	Earnings	(income) loss	equity

Balance at January 1, 2021	31,500,693	$31,501	$1,072,932	$3,062,159	$39,229,282	$957,908	$44,353,782

Share-based compensation	310,830	311	3,148,795	-		-	3,149,106
Net income					13,428,349		13,428,349
Foreign currency translation adjustment	-	-	-	-	-	532,580	532,580

Balance at June 30, 2021	31,811,523	$31,812	$4,221,727	$3,062,159	$52,657,631	$1,490,488	$61,463,817

The accompanying notes are an integral part of these condensed consolidated financial statements.

WETOUCH TECHNOLOGY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six-months ended June 30,
	2021	2020

Cash flows from operating activities
Net income	$13,428,349	$3,252,970
Adjustments to reconcile net income to cash provided by operating activities
Bad debts reversal	(76,260)	-
Depreciation and amortization	374,505	509,934
Share-based compensation	3,149,106	-
Loss of input VAT credits	354,991	-
Gain on asset disposal	(7,625,165)	-
Changes in operating assets and liabilities:
Accounts receivable	1,286,124	2,840,257
Amounts due from related parties	83,531	(43,747)
Inventories	89,850	(14,763)
Prepaid expenses and other current assets	216,506	(199,125)
Accounts payable	(186,330)	(10,788)
Amounts due to related parties	(566,737)	(230,879)
Income Tax payable	1,703,667	(289,117)
Accrued expenses and other current liabilities	(351,972)	(111,683)
Deferred grants	(726,730)	(113,762)
Net cash provided by operating activities	11,153,435	5,589,297

Cash flows from investing activities

Purchase of property, plant and equipment	(45,255)	-
Proceeds from assets disposal	17,804,769	-
Net cash provided by investing activities	17,759,514	-

Cash flows from financing activities
Repayment of bank borrowings	-	(426,609)
Net cash used in financing activities	-	(426,609)

Effect of changes of foreign exchange rates on cash	(282,453)	(233,061)
Net increase in cash	28,630,496	4,929,627
Cash, beginning of period	23,963,861	14,279,797
Cash, end of period	$52,594,357	$19,209,424

Supplemental disclosure of cash flow information
Cash paid for interest expense	$-	$42,661
Cash paid for income tax	$1,521,333	$860,947

The accompanying notes are an integral part of these condensed consolidated financial statements.

WETOUCH TECHNOLOGY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 — BUSINESS DESCRIPTION

Business

Wetouch Technology Inc. (“Wetouch”, or the “Company”, or “we”), is a holding company that is incorporated in Nevada, United States. Through a reverse merger and a series of transactions, Wetouch acquired 100% equity interest of Sichuan Wetouch Technology Co., Ltd. (“Sichuan Wetouch”).

For accounting purpose, the acquisition was accounted for as a reverse acquisition with Wetouch (the legal acquirer) identified as the accounting acquiree and Sichuan Wetouch (the legal acquiree) identified as the accounting acquirer. Sichuan Wetouch is a limited liability company established under the laws of the People’s Republic of China (“PRC”).

Wetouch, through its subsidiaries, is primarily engaged in the business of research, development, manufacture, and distribution of touchscreen displays to customers both in PRC and overseas through its subsidiaries. The touchscreen products, which are manufactured by the Company, are primarily for use in the computer components.

The Company’s operations are primarily conducted through its subsidiaries in the PRC. The Company’s other subsidiaries in the British Virgin Islands (“BVI”) and Hong Kong do not have significant operations.

Restructuring

Wetouch Holding Group Limited (“BVI Wetouch”) is the sole stockholder of Hong Kong Wetouch Electronics Technology Limited (“Hong Kong Wetouch”) and Hong Kong Wetouch Technology Limited (“HK Wetouch”).

Pursuant to local PRC government guidelines on local environmental issues and the national overall plan, Sichuan Wetouch is under the government-directed relocation order to relocate no later than December 31, 2021 and received compensation accordingly.

On December 30, 2020, Sichuan Vtouch Technology Co., Ltd. (“Sichuan Vtouch”) was incorporated in Chengdu, Sichuan, under the laws of the People’s Republic of China in order to take over the operating business of Sichuan Wetouch, with HK Wetouch as its sole shareholder.

On March 2, 2021, HK Wetouch acquired all shares of Hong Kong Wetouch. Due to the fact that Hong Kong Wetouch and HK Wetouch are both under the same sole stockholder, the acquisition is accounted for under common control.

On June 18, 2021, Hong Kong Wetouch started its dissolution process pursuant to the minutes of its special shareholder meeting.

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

In the opinion of the management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of June 30, 2021, the results of operations and cash flows for the six-month periods ended June 30, 2021 and 2020 have been made. However, the results of operations included in such financial statements may not necessary be indicative of annual results.

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

Significant Accounting Policies

For a detailed discussion about Wetouch’s significant accounting policies, refer to Note 2 — “Summary of Significant Accounting Policies,” in Wetouch’s consolidated financial statements included in the Company’s 2020 audited consolidated financial statements. During the three-month and six-month periods ended June 30, 2021, there were no significant changes made to Wetouch significant accounting policies.

NOTE-3- ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	June 30, 2021	December 31 2020
Accounts receivable	$11,590,670	$12,002,454
Allowance for doubtful accounts	-	(75,619)
Accounts receivable, net	$11,590,670	$11,926,835

The Company’s accounts receivable primarily includes balance due from customers when the Company’s products are sold and delivered to customers.

NOTE 4 — PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net, consists of the following:

	June 30, 2021	December 31, 2020
Buildings	$-	$10,330,767
Machinery, equipment and furniture	45,350	5,830,470
Subtotal	45,350	16,161,237
Less: accumulated depreciation	-	(6,670,042)
Property, plant and equipment, net	$45,350	$9,491,195

Depreciation expense was nil and $238,710 for the three-month period ended June 30, 2021 and 2020, respectively, and $260,943 and $481,116 six-month period ended June 30, 2021 and 2020, respectively.

Pursuant to local PRC government guidelines on local environment issues and the national overall plan, Sichuan Wetouch is under the government directed relocation order to relocate no later than December 31, 2021 and received compensation accordingly. On March 18, 2021, pursuant to the agreement with the local government and an appraisal report issued by a mutual agreed appraiser, Sichuan Wetouch received compensation of RMB115.2 million ($17.8 million) (“Compensation Funds”) for the withdrawal of the right to use of state-owned land and the demolition of all buildings, facilities, equipment and all other appurtenances on the land. During the six-month period ended June 30, 2021, the Company recorded a gain of $7,625,165 for the asset disposal including intangible assets.

On March 16, 2021, in order to minimize interruption of our business, Sichuan Vtouch entered into a leasing agreement with Sichuan Renshou Shigao Tianfu Investment Co., Ltd., a limited company owned by the local government, to lease the property and all buildings, facilities and equipment thereon (“Demised Properties) of Sichuan Wetouch, commencing from April 1, 2021 until December 31, 2021, at a monthly rent of RMB300,000 ($46,366) for the use of the Demised Properties.

NOTE 5 – INTANGIBLE ASSETS, NET

Intangible assets, net mainly consist of the following:

	June 30, 2021	December 31, 2020
Land use rights	$-	$1,016,215
Patents	-	417,919
Subtotal	-	1,434,134
Less: accumulated amortization for patents	-	(310,393)
Accumulated amortization for land use right	-	(149,045)
Subtotal	-	(459,438)
Intangible assets, net	$-	$974,696

Amortization expense was nil and $14,295 for the three-month period ended June 30, 2021 and 2020, respectively, and $113,562 and $28,818 for the six-month period ended June 30, 2021 and 2020, respectively. The Company accelerated the amortization expense for the three-month period ended March 31, 2021 due to the relocation pursuit to the Compensation Fund agreement with the local government. See Note 4. As the Company plans to deregister Sichuan Wetouch and the newly set up Sichuan Vtouch will use new techniques with new equipment, the Company estimates no remaining useful life for the existing patents.

NOTE 6 – RELATED PARTY TRANSACTIONS

The related party transactions are summarized as follows:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2021	2020	2021	2020
	US$	US$	US$	US$
Revenues resulting from related parties:
Sales to Chengdu Wetouch Technology Co., Ltd (“Chengdu Wetouch”)	$-	$-	$10,451	$-
Sales to Meishan Vtouch Electronics Technology Co., Ltd. (Meishan Wetouch)	-	-	87,102	-
Total Revenue	$-	$-	$97,553	$-

The Company sells capacitive touchscreens to Chengdu Wetouch and Meishan Wetouch from time to time. There are no written agreements between the Company and Meishan Wetouch. Mr. Guangde Cai, Chairman and director of the Company and our indirect majority shareholder, owns 94% and 95% of Chengdu Wetouch and Meishan Wetouch, respectively.

Amounts due from related parties are as follows:

Amounts due from related parties	Relationship	June 30, 2021	December 31, 2020	Note
Vision Touch Technology AG	100% owned by Mr. Yong Yang, Sales Director of Sichuan Wetouch	$-	$76,619	Operating expense paid on behalf of the related party/Company

Amounts due to related parties are as follows:

	Relationship	June 30, 2021	December 31, 2020	Note
Chengdu Wetouch Technology Co., Ltd (“Chengdu Wetouch”)	94% owned by Mr. Guangde Cai & 2% by Mr. Shengyong Li	$-	$134,616	Operating expense paid on behalf of the Company
Meishan Vtouch Electronics Technology Co., Ltd.	95% owned by Mr. Guangde Cai and 5% by Chengdu Wetouch	-	68,402	Operating expense paid on behalf of the Company
Chengdu Vtouch Intelligence Science & Technology Co., Ltd.	100% owned by HK Vtouch Holding Group Co., Ltd.	-	-	Operating expenses paid on behalf of the Company
Mr. Guangde Cai	Chairman and CEO of the Company	-	326,042	Payable to employee
Total		$-	$529,060

NOTE 7 - INCOME TAXES

Wetouch

Wetouch Technology Inc. is subject to a tax rate of 21% per beginning 2018, and files a U.S. federal income tax return.

BVI Wetouch

Under the current laws of the British Virgin Islands, BVI Wetouch, subsidiary of Wetouch, is not subject to tax on its income or capital gains. In addition, no British Virgin Islands withholding tax will be imposed upon the payment of dividends by the Company to its shareholders.

Hong Kong

HK Wetouch is incorporated in Hong Kong and is subject to profit taxes in Hong Kong at a progressive rate of 16.5%.

PRC

Pursuant to an approval from the local tax authority in October 2017, Sichuan Wetouch became a qualified enterprise located in the western region of the PRC, which entitled it to a preferential income tax rate of 15% from October 11, 2017 to October 11, 2020.

On October 21, 2020, Sichuan Wetouch was granted on a case-by-case basis by Sichuan Provincial government as preferential tax treatment High and New Technology Enterprises (“HNTEs”), which entitled it to a reduced income tax rate of 15% beginning October 21, 2020 until October 20, 2023.

Sichuan Vtouch is entitled to 25% of income tax rate.

The effective income tax rates for the six-month periods ended June 30, 2021 and 2020 were 19.4% and 15.0%, respectively. The effective income tax rate for the six-month period ended June 30, 2021 differs from the PRC statutory income tax rate of 25% primarily due to Sichuan Wetouch’s preferential income tax rate.

The estimated effective income tax rate for the year ended December 31, 2021 would be similar to actual effective tax rate of the six-month periods ended June 30, 2021.

NOTE 8- ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	June 30, 2021	December 31, 2020
Advance from customers	$169,040	$9,493
Accrued payroll and employee benefits	97,036	105,801
Other tax payable (i)	277,098	325,719
Others (ii)	293	62,442
Accrued expenses and other current liabilities	$543,467	$503,455

(i)	Other tax payables are mainly value added tax payable.

(ii)	Others mainly represent accrued employee reimbursement payable and other accrued miscellaneous operating expenses.

NOTE 9- DEFERRED GRANTS

On January 14, 2013 and January 27, 2014, Sichuan Wetouch received RMB11.2 million (equivalent to US$1.8 million) and RMB4.8 million (equivalent to US$0.8 million) government subsidies, respectively, from Sichuan Provincial Government in supporting the initial set-up and construction of its production facility. The Company completed the construction of the plant in June 2013 and there were no other unfulfilled conditions and/or other contingencies attaching to government assistance which has been recognized as income.

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

During the six-month period ended June 30, 2021, the Company recognized the remaining balance of deferred grant as income due to the government directed relocation order disclosed in Note 4.

NOTE 10- SHARE BASED COMPENSATION

As of June 30, 2021, the Company had 841,440 warrants outstanding with i) weighted average exercise price of $0.01; ii) weighted average remaining contractual life of 4.45 years; and iii) aggregate intrinsic value of $3.4 million.

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

For the three-month periods and six-month periods ended June 30, 2021, the Company recognized relevant share-based compensation expense of nil and $1,041,281 for the vested shares, and nil and $2,107,825 for the warrants, respectively.

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

The following table outlines the currency exchange rates that were used in creating the consolidated financial statements in this report:

	June 30, 2021	December 31, 2020
Year-end spot rate	US$1=RMB 6.4566	US$1=RMB 6.5250
Average rate	US$1=RMB 6.4702	US$1=RMB 6.9042

And average rate for June 30, 2021 is US$1=RMB6.4702

Concentrations - The Company sells its products primarily through direct customers in the PRC and to some extent, the overseas customers in European countries and East Asia such as South Korea and Taiwan (Refer to Note 12). Sales to customers individually exceeded 10% of the Company’s revenues for the three and six month periods ended March 31, 2021 and 2020, are as follows:

For the three-month periods ended June 30, 2021 and 2020, five customers accounted for 18.6%, 18.3%, 15.6%, 15.1% and 11.6%, and five customers accounted for 17.9%, 15.6%, 15.4%, 12.6% and 11.2%, respectively, of the Company’s revenue.

For the six-month periods ended June 30, 2021 and 2020, five customers accounted for 18.4%, 17.9%, 14.9%, 13.6% and 11.5%, and five customers accounted for 17.4%, 16.7%, 16.0%, 11.5% and 11.0%, respectively, of the Company’s revenue.

And the Company’s top ten customers aggregately accounted for 98.2 and 98.5 % of the total revenue for the three-month periods ended June 30, 2021 and 2020, and 97.0% and 64.7% for the six-month periods ended June 30, 2021 and 2020.

As of June 30, 2021 and December 31, 2020, seven customers accounted for 99.8%, and four customers accounted for 96.4% of the total accounts receivable balance, respectively.

The Company purchases its raw materials through various suppliers. Raw material purchases from these suppliers which individually exceeded 10% of the Company’s total raw material purchases, accounted for approximately 26.4% (two suppliers) and 25.7% (two supplier) for the three-month periods, respectively, 26.4% (two suppliers) and 35.0% (three suppliers) for the six-month periods ended June 30, 2020 and 2021, respectively.

NOTE 12 — COMMITMENTS AND CONTINGENCIES

Legal Proceedings

From time to time, the Company is a party to various legal actions arising in the ordinary course of business. The Company accrues costs associated with these matters when they become probable and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. As of June 30, 2021, there were no legal proceedings.

Capital expenditure commitment

The Company does not have any capital commitments as of June 30, 2021.

NOTE 13 — REVENUES

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2021	2020	2021	2020
	US$	US$	US$	US$
Sales in PRC	$9,799,657	$3,216,025	$16,955,534	$5,533,317
Sales in Overseas
—Republic of China (ROC, or Taiwan)	2,901,512	1,133,766	4,878,550	1,697,194
-South Korea	2,326,885	865,135	3,901,200	1,493,507
-Others	206,831	41,134	212,905	41,134
Sub-total	5,435,228	2,040,035	8,992,655	3,231,835
Total Revenue	$15,234,885	$5,256,060	$25,948,189	$8,765,152

Due to the COVID-19 pandemic, the Company’s subsidiary Sichuan Wetouch was temporarily shut down from early February 2020 to early March 2020 in accordance with the requirement of the local governments. The Company’s business was negatively impacted and generated lower revenue and net income during the period from February to April 2020. Our business gradually recovered to its normal level during the three-months and six-months periods ended June 30, 2021, due to our proactive efforts in marketing new models such as POS touchscreens and penetrating into new customers and into new regions.

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

Recent Developments

Hong Kong Wetouch Technology Limited, a limited company organized under the laws of Hong Kong (“HK Wetouch”), an affiliate of Guangde Cai, our Chairman and Director, was incorporated on December 3, 2020 under the laws of Hong Kong. HK Wetouch was established to own all the outstanding shares of Sichuan Vtouch Technology Co., Ltd., which was incorporated on December 30, 2020 (“Sichuan Vtouch”) in Chengdu, Sichuan, under the laws of The People’s Republic of China (“PRC”).

On March 12, 2021, Wetouch Holding Group Limited (“BVI Wetouch”), the Company’s wholly owned subsidiary, acquired all the outstanding shares of HK Wetouch from the sole shareholder of HK Wetouch, Guangde Cai, in consideration of the payment of HK$10,000 pursuant to instruments of transfer in accordance with Hong Kong law. As a result of the acquisition, HK Wetouch became a wholly-owned subsidiary of BVI Wetouch. BVI Wetouch owns (i) all the outstanding shares of Hong Kong Wetouch, which, in turn, owns all the outstanding shares of Sichuan Wetouch and (ii) all of the outstanding shares of HK Wetouch, which owns all the shares of Sichaun Vtouch Technology Co., Ltd., a company incorporated under the laws of PRC.

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

On March 18, 2021, Sichuan Wetouch received a total amount of RMB115.2 million (approximately $17.7 million) as the total amount of compensation from Sichuan Renshou, including RMB100.2 million ($15.4 million) based upon the appraised value of the Properties plus an extra 15% relocation bonus of RMB15.0 million ($2.3 million).

We are actively searching for an appropriate parcel in Chengdu Medicine City (Technology Park), Wenjiang District, Chengdu for the construction of our new production facilities and office buildings. As of the date of this Form 10-Q, we estimate that our capital needs for this acquisition and construction will be approximately RMB170.0 million (approximately $26.2 million), but there is no assurance that the estimated amount is sufficient to achieve our goals. We may need additional financing for our business development. In addition, we expect that this acquisition and construction will be completed prior to December 31, 2021, but there is no assurance and we may need extended time to achieve our business plan. Pursuant to local PRC government guidelines on local environment issues and the national overall plan, Sichuan Wetouch was under the government directed relocation order to relocate no later than December 31, 2021 and was compensated for RMB115.2 million ($17.8 million) from the local government for the withdrawal of the right to use of state-owned land and the demolition of all buildings, facilities, equipment and all other appurtenances on the land. On March 2, 2021, HK Wetouch acquired all shares of Hong Kong Wetouch. On June 18, 2021, Hong Kong Wetouch started its dissolution process. In addition, the Company is in the process of dissolving Sichuan Wetouch, and its business and operations are being assumed by Sichuan Vtouch.

Overview

We were originally incorporated under the laws of the state of Nevada in August 1992. On October 9, 2020, we entered into a share exchange agreement (the “Share Exchange Agreement”) with BVI Wetouch and all the shareholders of BVI Wetouch, to acquire all the issued and outstanding capital stock of BVI Wetouch in exchange for the issuance to such shareholders an aggregate of 28 million shares of our common stock (the “Reverse Merger”). The Reverse Merger closed on October 9, 2020. Immediately after the closing of the Reverse Merger, we had a total of 31,396,394 issued and outstanding shares of common stock. As a result of the Reverse Merger, BVI Wetouch is now our wholly-owned subsidiary.

We are engaged in the research, development, manufacturing, sales and servicing of medium to large sized projected capacitive touchscreens, which constitutes our source of revenues through BVI Wetouch, which owns Hong Kong Wetouch, HK Wetouch, Sichuan Wetouch and Sichuan Vtouch. We are specialized in large-format touchscreens, which are developed and designed for a wide variety of markets and used in by the financial terminals, automotive, point of sale (POS), gaming, lottery, medical, human machine interface (HMI), and other specialized industries. Our product portfolio comprises medium to large sized projected capacitive touchscreens ranging from 7.0 inch to 42 inch screens. In terms of the structures of touch panels, we offer (i) Glass-Glass (“GG”), primarily used in GPS/car entertainment panels in mid-size and luxury cars, industrial HMI, financial and banking terminals, POS and lottery machines; (ii) Glass-Film-Film (“GFF”), mostly used in high-end GPS and entertainment panels, industrial HMI, financial and banking terminals, lottery and gaming industry; (iii) Plastic-Glass (“PG”), typically adopted by touchscreens in GPS/entertainment panels motor vehicle GPS, smart home, robots and charging stations; and (iv) Glass-Film (“GF”), mostly used in industrial HMI. The following discussion and analysis pertain financial condition and results of operations of our subsidiaries Hong Kong Wetouch, HK Wetouch, Sichuan Wetouch and Sichuan Vtouch for the quarter ended June 30, 2021.

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

Due to the COVID-19 pandemic, our subsidiary Sichuan Wetouch was temporarily shut down from early February 2020 to early March 2020 in accordance with the requirement of the local governments. Our business was negatively impacted and generated lower revenue and net income in 2020. The Company has taken proactive measures to promote products to new customers and entering more regions during the six-month period ended June 30, 2021. The extent of the impact of COVID-19 on the Company’s results of operations and financial condition will depend on the virus’ future developments, including the duration and spread of the outbreak and the impact on the Company’s customers, which are still uncertain and cannot be reasonably estimated at this point of time.

Highlights for the three-month period ended June 30, 2021 include:

●	Revenues were $15.2 million, an increase of 186.8% from $5.3 million in the second quarter of 2020
●	Gross profit was $7.9 million, an increase of 192.6% from $2.7 million in the second quarter of 2020
●	Gross profit margin was 51.9%, compared to 50.7% in the second quarter of 2020
●	Net income was $5.1 million, compared to $2.0 million in the second quarter of 2020
●	Total volume shipped was 711,548 units, an increase of 145.6% from 289,668 units in the second quarter of 2020

Results of Operations

The following table sets forth, for the periods indicated, statements of income data:

(in US Dollar millions, except percentage)	Three-Month Period Ended June 30,		Change	Six-Month Period Ended June 30,		Change
	2021	2020	%	2021	2020	%
Revenues	$15.2	$5.3	186.8%	$25.9	$8.8	194.3%
Cost of revenues	(7.3)	(2.6)	180.8%	(12.9)	(4.5)	186.7%
Gross profit	7.9	2.7	192.6%	13.0	4.3	202.3%
Total operating expenses	(1.0)	(0.4)	150.0%	(4.7)	(0.6)	683.3%
Operating income	6.9	2.3	200.0%	8.3	3.7	124.3%
Income before income taxes	7.0	2.3	204.3%	16.6	3.8	336.8%
Income tax expense	(1.9)	(0.3)	533.3%	(3.2)	(0.6)	433.3%
Net income	$5.1	$2.0	155.0%	$13.4	$3.2	318.8%

Results of Operations - Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Revenues

We generated revenue of $15.2 million for the three months ended June 30, 2021, an increase of $9.9 million, or 186.8%, compared to $5.3 million in the same period of last year. This was due to an increase of 145.6% in sales volume and of 18.0% in the average selling price of our products, and 9.7% positive impact from exchange rate due to appreciation of RMB against US dollars, compared with those of the same period of last year.

	For the Three-Month Period Ended June 30,
	2021		2020		Change	Change
	Amount	%	Amount	%	Amount	%
	(in US Dollar millions except percentage)
Revenue from sales to customers in PRC	$9.8	64.5%	$3.2	60.4%	$6.6	206.3%
Revenue from sales to customers overseas	5.4	35.5%	2.1	39.6%	3.3	157.1%
Total Revenues	$15.2	100%	$5.3	100%	$9.9	186.8%

	For the Three-Month Period Ended June 30,
	2021		2020		Change	Change
	Unit	%	Unit	%	Unit	%
	(in UNIT, except percentage)
Units sold to customers in PRC	435,972	61.3%	181,227	62.6%	254,745	140.6%
Units sold to customers overseas	275,576	38.7%	108,441	37.4%	167,135	154.1%
Total Units Sold	711,548	100%	289,668	100%	421,880	145.6%

(i) Domestic market

For the three months ended June 30, 2021, revenue from domestic market increased by $6.6 million or 206.3% as a combined result of: (i) an increase of 140.5% in sales volume, (ii) an increase of 21.3% in the average RMB selling price of our products, and (iii) a 9.7% positive impact from exchange rate due to appreciation of RMB against US dollars, compared with those of the same period of last year.

As for the RMB selling price, the increase of 21.3% was mainly due to the increased sales of new models of higher-end products such as touch screens used in gaming machines with higher selling prices in the domestic market during the three-month period ended June 30, 2021.

The weakening in macroeconomic conditions since the outbreak of COVID-19 pandemic in January 2020 continued to exacerbate the touch screen business environment. For the three months period ended June 30, 2020, the Company’s business was negatively impacted and has continued to generate lower revenues. Due to our proactive efforts to market new models such as POS touchscreens and penetrate into new customers and into new regions, our sales increased by 239.2% in East China, 168.6% in South China, and 129.8% in Southwest China for the second quarter ended June 30, 2021 as compared to that of last year.

(ii) Overseas market

For the three-month period ended June 30, 2021, revenue from overseas market was $5.4 million as compared to $2.1 million of the same period of 2020, increased by $3.3 million or 157.1% mainly due to an increase of 154.1% in sales volume and an increase of 4.8% in average selling price.

The following table summarizes the breakdown of revenues by categories in US dollars:

	Revenues For the Three-Month Period Ended June 30,
	2021		2020		Change	Change
	Amount	%	Amount	%	Amount	Margin%
	(in US Dollars, except percentage)
Product categories by end applications
Automotive Touchscreens	$4,235,360	27.8%	$1,602,903	30.5%	$2,632,457	164.2%
Industrial Control Computer Touchscreens	2,588,412	17.0%	1,312,501	25.0%	1,275,911	97.2%
POS Touchscreens	2,484,880	16.3%	58,124	1.1%	2,426,756	4,175.1%
Gaming Touchscreens	2,318,256	15.2%	865,135	16.5%	1,453,121	168.0%
Medical Touchscreens	2,187,307	14.4%	630,263	12.0%	1,557,044	247.0%
Multi-Functional Printer Touchscreens	1,416,425	9.3%	785,693	14.9%	630,732	80.3%
Others*	4,245	0.0%	1,441	0.0%	2,804	194.6%
Total Revenues	$15,234,885	100.0%	$5,256,060	100.0%	$9,978,825	186.8%

*Others include applications in self-service kiosks, ticket vending machine and financial terminals.

The Company continued to shift production mix from traditional lower-end products such as touchscreens used in automotive and industrial control computer industries to high-end products such as touchscreens used in self-service kiosks, medical touchscreens, ticket vending machine and financial terminals, primarily due to (i) greater growth potential of computer screen models in China and (ii) the stronger demand and better quality demand from consumers’ recognition of higher-end touch screens made with better raw materials.

Gross Profit and Gross Profit Margin

	Three-Month Period Ended June 30,		Change
(in millions, except percentage)	2021	2020	Amount	%
Gross Profit	$7.9	$2.7	$5.2	192.6%
Gross Profit Margin	51.9%	50.7%		1.2%

Gross profit was $7.9 million in the second quarter ended June 30, 2021, compared to $2.7 million in the same period of 2020. Our gross profit margin increased to 51.9% for the second quarter ended June 30, 2021 as compared to 50.7% for the same period of 2020, primarily due to product mix shift to higher gross profit margin products such as POS touchscreens, gaming touchscreens, industrial control computer touchscreens and medical touchscreens.

General and Administrative Expenses

	Three-Month Period Ended June 30,		Change
(in millions, except percentage)	2021	2020	Amount	%
General and Administrative Expenses	$0.8	$0.4	$0.4	100.0%
as a percentage of revenues	5.3%	7.5%		(2.2)%

General and administrative (G&A) expenses were $0.8 million for the quarter ended June 30, 2021, compared to $0.4 million in the same period in 2020, representing an increase of 100.0%, or $0.4 million. The increase was primarily due to the increase of $0.4 million loss of VAT input credits due to Sichuan Wetouch ceasing operation and relocation to comply with local PRC government guidelines on local environment issues and the national overall plan. See Note 4 to our Condensed Consolidated Financial Statements (unaudited).

Research and Development Expenses

	Three-Month Period Ended June 30,		Change
(in US dollars, except percentage)	2021	2020	Amount	%
Research and Development Expenses	$22,588	$17,957	$4,631	25.8%
as a percentage of revenues	0.0%	0.0%		0.0%

Research and development (R&D) expenses were $22,588 for the quarter ended June 30, 2021 compared to $17,957 in the same period in 2020, representing an increase of $4,631 of material consumption.

Operating Income

Total operating income was $6.9 million for the second quarter ended quarter ended June 30, 2021 as compared to $2.3 million for the same period of last year, due to higher gross profit, offset by the higher operating expenses.

Income Taxes

	Three-Month Period Ended June 30,		Change
(in millions, except percentage)	2021	2020	Amount	%
Income before Income Taxes	$7.0	$2.3	$4.7	204.3%
Income Tax (Expense)	(1.9)	(0.3)	(1.6)	533.3%
Effective income tax rate	27.1%	14.9%		12.2%

The effective income tax rates for the three-month periods ended June 30, 2021 and 2020 were 27.1% and 14.9%, respectively. The increase of the effective income tax rate was partially due to the increase of $0.6 million income tax clearance for Sichuan Wetouch for the year ended 2020.

Net Income

As a result of the above factors, we had a net income of $5.1 million in the second quarter of 2021 compared to a net income of $2.0 million in the same quarter of 2020.

Results of Operations - Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Revenues

We generated revenue of $25.9 million for the six months ended June 30, 2021, an increase of $17.1 million, or 194.3%, compared to $8.8 million in the same period of last year. This was due to an increase of 158.1% in sales volume and of 22.7% in the average selling price of our products, and 8.0% positive impact from exchange rate due to appreciation of RMB against US dollars, compared with those of the same period of last year.

	For the Six-Month Period Ended June 30,
	2021		2020		Change	Change
	Amount	%	Amount	%	Amount	%
	(in US Dollar millions except percentage)
Revenue from sales to customers in PRC	$16.9	65.3%	$5.6	63.6%	$11.3	201.8%
Revenue from sales to customers overseas	9.0	34.7%	3.2	36.4%	5.8	181.3%
Total Revenues	$25.9	100%	$8.8	100%	$17.1	194.3%

	For the Six-Month Period Ended June 30,
	2021		2020		Change	Change
	Unit	%	Unit	%	Unit	%
	(in UNIT, except percentage)
Units sold to customers in PRC	753,385	62.2%	298,274	63.6%	455,111	152.6%
Units sold to customers overseas	457,959	37.8%	170,986	36.4%	286,973	167.8%
Total Units Sold	1,211344	100%	469,260	100%	742,084	158.1%

(i) Domestic market

For the six months ended June 30, 2021, revenue from domestic market increased by $11.3 million or 201.8% as a combined result of: (i) an increase of 152.6% in sales volume, (ii) an increase of 12.5% in the average RMB selling price of our products, and (iii) an 8.0% positive impact from exchange rate due to appreciation of RMB against US dollars, compared with those of the same period of last year.

As for the RMB selling price, the increase of 12.5% was mainly due to the increased sales of new models of higher-end products such as touch screens used in gaming machines with higher selling prices in the domestic market during the six-month period ended June 30, 2021.

The weakening in macroeconomic conditions since the outbreak of COVID-19 pandemic in January 2020 continued to exacerbate touch screen business environment. The Company’s business was negatively impacted and has continued to generate lower revenues during the six months ended June 30, 2020. The Company has taken proactive efforts to market new models such as POS touchscreens and penetrate into new customers and into new regions. Our sales increased by 209.0% in South China, 187.5% in East China, 164.8% in Southwest China, and 165.3% in North China.

(ii) Overseas market

For the six-month period ended June 30, 2021, revenue from overseas market was $9.0 million as compared to $3.2 million of the same period of 2020, increased by $5.8 million or 181.3% mainly due to an increase of 167.8% in sales volume and an increase of 4.0% in the average selling price of our products.

The following table summarizes the breakdown of revenues by categories in US dollars:

	Revenues For the Six-Month Period Ended June 30,
	2021		2020		Change	Change
	Amount	%	Amount	%	Amount	Margin%
	(in US Dollars, except percentage)
Product categories by end applications
Automotive Touchscreens	$7,755,001	29.9%	$2,586,470	29.6%	$5,168,531	199.9%
Industrial Control Computer Touchscreens	4,823,587	18.6%	2,115,458	24.1%	2,708,129	128.0%
Gaming Touchscreens	3,892,571	15.0%	1,493,507	17.0%	2,399,064	160.3%
POS Touchscreens	3,644,686	14.0%	647,176	7.4%	2,997,510	463.2%
Medical Touchscreens	3,403,889	13.1%	849,644	9.7%	2,554,245	300.6%
Multi-Functional Printer Touchscreens	2,333,457	9.0%	1,064,347	12.1%	1,269,110	119.2%
Others*	94,998	0.4%	8,550	0.1%	86,448	1,011.1%
Total Revenues	$25,948,189	100.0%	$8,765,152	100.0%	$17,183,037	194.3%

*Others include applications in self-service kiosks, ticket vending machine and financial terminals.

The Company continued to shift production mix from traditional lower-end products such as touchscreens used in automotive and industrial control computer industries to high-end products such as touchscreens used in self-service kiosks, medical touchscreens, ticket vending machine and financial terminals, primarily due to (i) greater growth potential of computer screen models in China and (ii) the stronger demand and better quality demand from consumers’ recognition of higher-end touch screens made with better raw materials.

Gross Profit and Gross Profit Margin

	Six-Month Period Ended June 30,		Change
(in millions, except percentage)	2021	2020	Amount	%
Gross Profit	$13.0	$4.3	$8.7	202.3%
Gross Profit Margin	50.5%	49.1%		1.4%

Gross profit was $13.0 million during the six-month period ended June 30, 2021, compared to $4.3 million in the same period of 2020. Our gross profit margin increased to 50.5% for the six-month period ended June 30, 2021 as compared to 49.1% for the same period of 2020, primarily due to product mix shift to higher gross profit margin products such as POS touchscreens, gaming touchscreens, and industrial control computer touchscreens.

General and Administrative Expenses

	Six-Month Period Ended June 30,		Change
(in millions, except percentage)	2021	2020	Amount	%
General and Administrative Expenses	$1.3	$0.6	$0.7	116.7%
as a percentage of revenues	5.0%	6.8%		(1.8)%

General and administrative (G&A) expenses were $1.3 million for the six-month period ended June 30, 2021, compared to $0.6 million in the same period in 2020, representing an increase of 116.7%, or $0.7 million. The increase was primarily due to (i) the increase of $0.4 million loss of VAT input credits due to Sichuan Wetouch ceasing operation and relocation to comply with local PRC government guidelines on local environment issues and the national overall plan (see Note 4 of our Condensed Consolidated Financial Statements (unaudited)), and (ii) the increase of $0.1 million accelerated amortization expense due to Sichuan Wetouch ceasing operation and relocation to comply with local PRC government guidelines on local environment issues and the national overall plan (see Note 4 of our Condensed Consolidated Financial Statements (unaudited)), and (iii) the increase of $0.1 million in miscellaneous expenses.

Research and Development Expenses

	Six-Month Period Ended June 30,		Change
(in US dollars, except percentage)	2021	2020	Amount	%
Research and Development Expenses	$44,768	$33,299	$11,469	34.4%
as a percentage of revenues	0.0%	0.0%		0.0%

Research and development (R&D) expenses were $44,768 for the six-month period ended June 30, 2021 compared to $33,299 in the same period in 2020, representing an increase of $11,469 mainly due to the increase of salary expenses.

Share-based Compensation

	Six-Month Period Ended June 30,		Change
(in millions, except percentage)	2021	2020	Amount	%
Share-based compensation	$3.1	$0.0	$3.1	0.0%
as a percentage of revenues	12.0%	0.0%		12.0%

Share-based compensation was $3.1 million for the six-month period ended June 30, 2021 compared to nil in the same period in 2020. On January 1, 2021, the Board of Directors of the Company authorized the issuance of an aggregate of 310,830 shares and 631,080 warrants to Ascendant Global Advisors, Inc. for advisory services that had been rendered. The Company recognized relevant share-based compensation expense of $1,041,281 for the vested shares and $2,107,825 for the warrants.

Operating Income

Total operating income was $8.3 million for the six-month period ended June 30, 202 as compared to $3.7 million of the same period of last year due to higher gross profit offset by the higher G&A expenses and share-based compensation expenses.

Gain on Asset Disposal

	Six-Month Period Ended June 30,		Change
(in millions, except percentage)	2021	2020	Amount	%
Gain on asset disposal	$7.6	$0.0	$7.6	0.0%
as a percentage of revenues	29.3%	0.0%		29.3%

Gain on asset disposal was $7.6 million for the six-month period ended June 30, 2021 compared to nil in the same period in 2020. Pursuant to local PRC government guidelines on local environment issues and the national overall plan, Sichuan Wetouch is under the government-directed relocation order to relocate no later than December 31, 2021 and received compensation accordingly. On March 18, 2021, pursuant to the agreement with the local government and an appraisal report issued by a mutual agreed appraiser, Sichuan Wetouch received compensation of RMB115.2 million ($17.8 million) (“Compensation Funds”) for the withdrawal of the right to use of state-owned land and the demolition of all buildings, facilities, equipment and all other appurtenances on the land. During the six-month period ended June 30, 2021, the Company recorded a gain of $7,625,165 for the asset disposal.

Income Taxes

	Six-Month Period Ended June 30,		Change
(in millions, except percentage)	2021	2020	Amount	%
Income before Income Taxes	$16.6	$3.8	$12.8	336.8%
Income Tax (Expense)	(3.2)	(0.6)	(2.6)	433.3%
Effective income tax rate	19.2%	15.8%		(1.1)%

The effective income tax rates for the six-month periods ended June 30, 2021 and 2020 were 19.2% and 15.8%, respectively. The effective income tax rate for the six-month period ended June 30, 2021 differs from the PRC statutory income tax rate of 25% primarily due to Sichuan Wetouch’s preferential income tax rate.

Our PRC subsidiary Sichuan Vtouch had $52.6 million of cash and cash equivalents as of June 30, 2021, which are planned to be indefinitely reinvested in the PRC. The distributions from our PRC subsidiary are subject to the U.S. federal income tax at 21%, less any applicable foreign tax credits. Due to our policy of indefinitely reinvesting our earnings in our PRC business, we have not provided for deferred income tax liabilities related to PRC withholding income tax on undistributed earnings of our PRC subsidiaries.

Net Income

As a result of the above factors, we had a net income of $13.4 million in the six-month period ended June 30, 2021 compared to a net income of $3.2 million in the same period of 2020.

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

As of June 30, 2021, we had current assets of $64.6 million, consisting of $52.6 million in cash, $11.6 million in accounts receivable, $0.3 million in inventories, and 28,265 in prepaid expenses other current assets. Our current liabilities as of June 30, 2021, were $3.1 million, which is comprised of $1.8 million in income tax payable, $0.8 in accounts payable, and $0.5 million in accrued expenses and other current liabilities.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities for the six- month period ended June 30, 2021 and 2020:

	Six-Month Period Ended June 30,
(in US Dollar millions)	2021	2020
Net cash provided by operating activities	$11.1	$5.5
Net cash provided by investing activities	17.8	-
Net cash used in financing activities	-	(0.4)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(0.3)	(0.2)
Net increase in cash and cash equivalents	28.6	4.9
Cash and cash equivalents at the beginning of period	24.0	14.3
Cash and cash equivalents at the end of period	$52.6	$19.2

Operating Activities

Net cash provided by operating activities was $11.1 million for the six-month period ended June 30, 2021, as compared to $5.5 million provided by operating activities for the same period of last year, primarily due to (i) the increase of $10.2 million net income for the six-month period ended June 30, 2021 as compared to the same period of 2020, (ii) the increase of $3.1 million of share-based compensation, (ii) the increase of $2.0 million income tax payable due to income tax clearance for Sichuan Wetouch during the six-month period ended June 30, 2021, partially offset by (iv) the decrease of $7.6 million gain on asset disposal for the six-month period ended June 30, 2021, (v) the decrease of $1.6 million of accounts receivable due to Sichuan Wetouch settling customer receivables for the six-month period ended June 30, 2021 and (vi) the increase of 0.6 million of deferred income due to Sichuan Wetouch write-off government grant in the operating ceasing process for the six-month period ended June 30, 2021, as compared to the same period of 2020.

Investing Activities

There were $17.8 million proceeds from asset disposal for Sichuan Wetouch for the six-month period ended June 30, 2021. See Note 4 of our Condensed Consolidated Financial Statements.

Financing Activities

There was a $0.4 million payment of bank borrowing for the six-month period ended June 30, 2020.

As of June 30, 2021, our cash and cash equivalents were $52.6 million, as compared to $24.0 million at December 31, 2020.

Days Sales Outstanding (“DSO”) has decreased to 82 days for the six-month period ended June 30, 2021 from 161 days for the year ended December 31, 2020 as a result of Sichuan Wetouch settling all accounts receivable collection from customers.

The following table provides an analysis of the aging of accounts receivable as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
-Current	$1,977,273	$3,531,963
-1-3 months past due	8,752,438	8,136,340
-4-6 months past due	860,959	123,581
7-12 months past due	-	160,844
-greater than 1 year past due	-	49,726
Total accounts receivable	$11,590,670	$12,002,454

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2021 due to the material weaknesses in internal control over financial reporting described below. Because of our limited operations, we have a limited number of employees which prohibits a segregation of duties. In addition, we lack a formal audit committee with a financial expert. As we grow and expand our operations we will engage additional employees and experts as needed. However, there can be no assurance that our operations will expand.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended June 30, 2021 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

WETOUCH TECHNOLOGY INC.

Date: August 10, 2021	By:	/s/ Zongyi Lian
	Name:	Zongyi Lian
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2021	By:	/s/ Yuhua Huang
	Name:	Yuhua Huang
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

