Form 10-Q
period 2021-09-30
Wetouch Technology Inc.
filed 2021-11-10
CIK 1826660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended September 30, 2021

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of November 10, 2021, the registrant had 31,811,523 shares of common stock issued and outstanding.

WETOUCH TECHNOLOGY INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2021

2

WETOUCH TECHNOLOGY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021 (UNAUDITED)

3

WETOUCH TECHNOLOGY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	As of September 30, 2021	As of December 31, 2020

ASSETS
CURRENT ASSETS
Cash	$54,067,358	$23,963,861
Accounts receivable, net	11,343,114	11,926,835
Inventories	526,125	402,050
Due from related parties	-	76,619
Prepaid expenses and other current assets	1,006,710	228,443
TOTAL CURRENT ASSETS	66,943,307	36,597,808

Property, plant and equipment, net	190,202	9,491,195
Intangible assets, net	-	974,696
TOTAL ASSETS	$67,133,509	$47,063,699

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$833,955	$891,848
Amount due to related parties	-	529,060
Income tax payable	1,096,741	107,137
Accrued expenses and other current liabilities	324,315	503,455
Deferred grants	-	245,211
TOTAL CURRENT LIABILITIES	2,255,011	2,276,711

Deferred grants-non current	-	433,206
TOTAL LIABILITIES	$2,255,011	$2,709,917

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 300,000,000 shares authorized, 31,811,523 and 31,500,693 issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	$31,812	$31,501
Additional paid in capital	4,221,727	1,072,932
Statutory reserve	3,062,159	3,062,159
Retained earnings	55,933,106	39,229,282
Accumulated other comprehensive income	1,629,694	957,908
TOTAL STOCKHOLDERS’ EQUITY	64,878,498	44,353,782
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$67,133,509	$47,063,699

The accompanying notes are an integral part of these condensed consolidated financial statements.

WETOUCH TECHNOLOGY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2021	2020	2021	2020
REVENUES
Revenue from customers	$11,165,980	$11,904,120	$37,016,616	$20,669,272
Revenues from related parties	-	-	97,554	-
Total Revenues	11,165,980	11,904,120	37,114,170	20,669,272
COST OF REVENUES
Cost of revenues from customers	(6,370,278)	(5,716,594)	(19,179,253)	(10,180,477)
Cost of revenues related parties	-	-	(97,554)	-

Total Cost of revenues	(6,370,278)	(5,716,594)	(19,276,807)	(10,180,477)
GROSS PROFIT	4,795,702	6,187,526	17,837,363	10,488,795

OPERATING EXPENSES
Selling expenses	(136,164)	(29,028)	(349,561)	(73,960)
General and administrative expenses	(298,047)	(952,824)	(1,618,753)	(1,512,761)
Research and development expenses	(22,267)	(21,532)	(67,035)	(54,831)
Share-based compensation	-	-	(3,149,106)	-
OPERATING EXPENSES	(456,478)	(1,003,384)	(5,184,455)	(1,641,552)

INCOME FROM OPERATIONS	4,339,224	5,184,142	12,652,908	8,847,243

Interest income, net	28,798	21,450	64,184	55,166
Government grant	-	57,922	692,952	185,905
Gain on asset disposal	-	-	7,625,279	-
TOTAL OTHER INCOME	28,798	79,372	8,382,415	241,071

INCOME BEFORE INCOME TAX EXPENSE	4,368,022	5,263,514	21,035,323	9,088,314

INCOME TAX EXPENSE	(1,092,547)	(537,019)	(4,331,499)	(1,108,849)

NET INCOME	$3,275,475	$4,726,495	$16,703,824	$7,979,465

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	139,206	1,530,474	671,786	1,052,308
COMPREHENSIVE INCOME	$3,414,681	$6,256,969	$17,375,610	$9,031,773

EARNINGS PER COMMON SHARE
Basic	$0.1	$0.17	$0.53	$0.28
Diluted	$0.1	$0.17	$0.53	$0.28
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic*	31,811,523	28,000,000	31,811,523	28,000,000
Diluted*	32,653,163	28,000,000	32,653,163	28,000,000

*	Retrospectively restated for effect of recapitalization for the three and nine month ended September 30, 2020, see Note 1

WETOUCH TECHNOLOGY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common stock at Par value $0.001		Additional paid-in	Statutory	Retained	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	reserve	Earnings	loss	equity

Balance at July 1, 2020*	28,000,000	$28,000	$14,034	$2,003,569	$34,610,464	$(2,213,154)	$34,442,913

Net income					4,726,495		4,726,495
Foreign currency translation adjustment	-	-	-	-	-	1,530,474	1,530,474

Balance at September 30, 2020	28,000,000	$28,000	$14,034	$2,003,569	$39,336,959	$(682,680)	$40,699,882

*	Retrospectively restated for effect of recapitalization, see Note 1

	Common stock at Par value $0.001		Additional paid-in	Statutory	Retained	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	reserve	Earnings	loss	equity

Balance at July 1, 2021	31,811,523	$31,812	$4,221,727	$3,062,159	$52,657,631	$1,490,488	$61,463,817

Net income					3,275,475		3,275,475
Foreign currency translation adjustment	-	-	-	-	-	139,206	139,206

Balance at September 30, 2021	31,811,523	$31,812	$4,221,727	$3,062,159	$55,933,106	$1,629,694	$64,878,498

WETOUCH TECHNOLODY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common stock at Par value $0.001		Additional paid-in	Statutory	Retained	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	reserve	Earnings	loss	equity

Balance at January 1, 2020*	28,000,000	$28,000	$14,034	$2,003,569	$31,357,494	$(1,734,988)	$31,668,109

Net income					7,979,465		7,979,465
Foreign currency translation adjustment	-	-	-	-	-	1,052,308	1,052,308

Balance at September 30, 2020	28,000,000	$28,000	$14,034	$2,003,569	$39,336,959	$(682,680)	$40,699,882

*	Retrospectively restated for effect of recapitalization, see Note 1

	Common stock at Par value $0.001		Additional paid-in	Statutory	Retained	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	reserve	Earnings	(income) loss	equity

Balance at January 1, 2021	31,500,693	$31,501	$1,072,932	$3,062,159	$39,229,282	$957,908	$44,353,782

Share-based compensation	310,830	311	3,148,795	-		-	3,149,106
Net income					16,703,824		16,703,824
Foreign currency translation adjustment	-	-	-	-	-	671,786	671,786

Balance at September 30, 2021	31,811,523	$31,812	$4,221,727	$3,062,159	$55,933,106	$1,629,694	$64,878,498

The accompanying notes are an integral part of these condensed consolidated financial statements.

WETOUCH HOLDING GROUP LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine-months ended September 30,
	2021	2020

Cash flows from operating activities
Net income	$16,703,824	$7,979,465
Adjustments to reconcile net income to cash provided by operating activities
Bad debts reversal	(76,260)	-
Depreciation and amortization	377,435	769,179
Share-based compensation	3,149,106	-
Loss of input VAT credits	354,991	-
Gain on asset disposal	(7,625,165)	-
Changes in operating assets and liabilities:
Accounts receivable	1,556,300	(1,293,696)
Amounts due from related parties	83,535	282
Inventories	(93,265)	(58,465)
Prepaid expenses and other current assets	(757,832)	(96,350)
Accounts payable	(124,858)	190,281
Amounts due to related parties	(566,737)	(351,048)
Income Tax payable	977,435	(535,330)
Accrued expenses and other current liabilities	(216,336)	(1,530,154)
Deferred grants	(726,730)	(171,603)
Net cash provided by operating activities	13,015,443	4,902,561

Cash flows from investing activities

Purchase of property, plant and equipment	(191,882)	-
Proceeds from assets disposal	17,804,769	-
Net cash provided by investing activities	17,612,887	-

Cash flows from financing activities
Repayment of bank borrowings	-	(429,011)
Net cash used in financing activities	-	(429,011)

Effect of changes of foreign exchange rates on cash	(524,833)	514,933
Net increase in cash	30,103,497	4,988,483
Cash, beginning of period	23,963,861	14,279,797
Cash, end of period	$54,067,358	$19,268,280

Supplemental disclosure of cash flow information
Cash paid for interest expense	$-	$42,901
Cash paid for income tax	$3,339,767	$1,644,175

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

Wetouch, through its subsidiaries, is primarily engaged in the business of research development, manufacture, and distribution of touchscreen displays to customers both in PRC and overseas through its subsidiaries. The touchscreen products, which are manufactured by the Company, are primarily for use in the computer components.

The Company’s operations are primarily conducted through its subsidiaries in the PRC. The Company’s other subsidiaries in British Virgin Islands (“BVI”), and Hong Kong, do not have significant operations.

Restructuring

Wetouch Holding Group Limited (“BVI Wetouch”)), is the sole stockholder of Hong Kong Wetouch Electronics Technology Limited (“Hong Kong Wetouch”) and Hong Kong Wetouch Technology Limited (“HK Wetouch”).

Pursuant to local PRC government guidelines on local environmental issues and the national overall plan, Sichuan Wetouch is under the government directed relocation order to relocate no later than December 31, 2021 and received compensation accordingly.

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

In the opinion of the management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of September 30, 2021, the results of operations and cash flows for the nine-month periods ended September 30, 2021 and 2020 have been made. However, the results of operations included in such financial statements may not necessary be indicative of annual results.

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

Significant Accounting Policies

For a detailed discussion about Wetouch’s significant accounting policies, refer to Note 2 — “Summary of Significant Accounting Policies,” in Wetouch’s consolidated financial statements included in the Company’s 2020 audited consolidated financial statements. During the three-month and nine-month periods ended September 30, 2021, there were no significant changes made to Wetouch significant accounting policies.

NOTE-3- ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	September 30, 2021	December 31 2020
Accounts receivable	$11,343,114	$12,002,454
Allowance for doubtful accounts	-	(75,619)
Accounts receivable, net	$11,343,114	$11,926,835

The Company’s accounts receivable primarily includes balance due from customers when the Company’s products are sold and delivered to customers.

NOTE 4 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	September 30, 2021	December 31, 2020
Advance to customers	$140,846	$117,819
VAT input credits	677,038	-
Others receivable (i)	188,826	110,624
Prepaid expenses and other current assets	$1,006,710	$228,443

(i)	Other receivables are mainly employee advances.

NOTE 5 — PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net, consist of the following:

	September 30, 2021	December 31, 2020
Buildings	$13,366	$10,330,767
Machinery, equipment and furniture	45,443	5,830,470
Construction in progress	133,870
Subtotal	192,679	16,161,237
Less: accumulated depreciation	(2,477)	(6,670,042)
Property, plant and equipment, net	$190,202	$9,491,195

Depreciation expense was US$2,477 and $244,592 for the three-month period September 30, 2021 and 2020, respectively, and $263,873 and $725,708 for the nine-month period ended September 30, 2021 and 2020, respectively.

Pursuant to local PRC government guidelines on local environment issues and the national overall plan, Sichuan Wetouch is under the government directed relocation order to relocate no later than December 31, 2021 and received compensation accordingly. On March 18, 2021, pursuant to the agreement with the local government and an appraisal report issued by a mutual agreed appraiser, Sichuan Wetouch received a compensation of RMB115.2 million ($17.9 million) (“Compensation Funds”) for the withdrawal of the right to use of state-owned land and the demolition of all buildings, facilities, equipment and all other appurtenances on the land. During the nine-month period ended September 30, 2021, the Company recorded a gain of $7,625,279 for the asset disposal including intangible assets.

On March 16, 2021, in order to minimize interruption of our business, Sichuan Vtouch entered into a leasing agreement with Sichuan Renshou Shigao Tianfu Investment Co., Ltd., a limited company owned by the local government, to lease the property, and all buildings, facilities and equipment thereon (“Demised Properties) of Sichuan Wetouch, commencing from April 1, 2021 until December 31, 2021, at a monthly rent of RMB300,000 ($46,367) for the use of the Demised Properties.

NOTE 6 – INTANGIBLE ASSETS, NET

Intangible assets, net mainly consist of the following:

	September 30, 2021	December 31, 2020
Land use rights	$-	$1,016,215
Patents	-	417,919
Subtotal	-	1,434,134
Less: accumulated amortization for patents	-	(310,393)
Accumulated amortization for land use right	-	(149,045)
Subtotal	-	(459,438)
Intangible assets, net	$-	$974,696

Amortization expense was nil and $14,653 for the three-month period ended September 30, 2021 and 2020, respectively, and $113,562 and $43,471 for the nine-month period ended September 30, 2021 and 2020, respectively. The Company accelerated the amortization expense for the three-month period ended March 31, 2021 due to the relocation pursuit to the Compensation Fund agreement with the local government. See Note 4. As the Company plans to deregister Sichuan Wetouch and the newly set up Sichuan Vtouch will use new techniques with new equipment, the Company estimates no remaining useful life for the existing patents.

NOTE 7 – RELATED PARTY TRANSACTIONS

The related party transactions are summarized as follows:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2021	2020	2021	2020
	US$	US$	US$	US$
Revenues resulting from related parties:
Sales to Chengdu Wetouch Technology Co., Ltd (“Chengdu Wetouch”)	$-	$-	$10,451	$-
Sales to Meishan Vtouch Electronics Technology Co., Ltd. (Meishan Wetouch)	-	-	87,103	-
Total revenue	$-	$-	$97,554	$-

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2021	2020	2021	2020
	US$	US$	US$	US$
Cost of goods sold resulting from related parties:
Sales to Chengdu Wetouch Technology Co., Ltd (“Chengdu Wetouch”)	$-	$-	$10,451	$-
Sales to Meishan Vtouch Electronics Technology Co., Ltd. (Meishan Wetouch)	-	-	87,103	-
Total cost of goods sold	$-	$-	$97,554	$-

The Company sells capacitive touchscreens to Chengdu Wetouch and Meishan Wetouch from time to time. There are no written agreements between the Company and Meishan Wetouch. Mr. Guangde Cai, Chairman and director of the Company and our indirect majority shareholder, owns 94% and 95% of Chengdu Wetouch and Meishan Wetouch, respectively.

Amounts due from related parties are as follows:

Amounts due from related parties	Relationship	September 30, 2021	December 31, 2020	Note
Vision Touch Technology AG	100% owned by Mr. Yong Yang, Sales Director of Sichuan Wetouch	$-	$76,619	Operating expense paid on behalf of the related party/Company

Amounts due to related parties are as follows:

	Relationship	September 30, 2021	December 31, 2020	Note
Chengdu Wetouch Technology Co., Ltd (“Chengdu Wetouch”)	94% owned by Mr. Guangde Cai & 2% by Mr. Shengyong Li	$-	$134,616	Operating expense paid on behalf of the Company
Meishan Vtouch Electronics Technology Co., Ltd.	95% owned by Mr. Guangde Cai and 5% by Chengdu Wetouch	-	68,402	Operating expense paid on behalf of the Company
Chengdu Vtouch Intelligence Science & Technology Co., Ltd.	100% owned by HK Vtouch Holding Group Co., Ltd.	-	-	Operating expenses paid on behalf of the Company
Mr. Guangde Cai	Chairman and CEO of the Company	-	326,042	Payable to employee
Total		$-	$529,060

NOTE 8 - INCOME TAXES

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

PRC

Pursuant to an approval from the local tax authority in October 2017, Sichuan Wetouch became a qualified enterprise located in the western region of the PRC, entitled it to a preferential income tax rate of 15% from October 11, 2017 to October 11, 2020.

On October 21, 2020, Sichuan Wetouch was granted on a case-by-case basis by Sichuan Provincial government as preferential tax treatment High and New Technology Enterprises (“HNTEs”), entitled to a reduced income tax rate of 15% beginning October 21, 2020 until October 20, 2023.

Sichuan Vtouch is entitled to 25% of income tax rate.

The effective income tax rates for the nine-month periods ended September 30, 2021 and 2020 were 20.6% and 12.2%, respectively. The effective income tax rate for the nine-month period ended September 30, 2021 differs from the PRC statutory income tax rate of 25% primarily due to Sichuan Wetouch’s preferential income tax rate.

The estimated effective income tax rate for the year ended December 31, 2021 would be similar to actual effective tax rate of the nine-month periods ended September 30, 2021.

NOTE 9- ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	September 30, 2021	December 31, 2020
Advance from customers	$132,521	$9,493
Accrued payroll and employee benefits	99,194	105,801
Other tax payable (i)	-	325,719
Others (ii)	92,600	62,442
Accrued expenses and other current liabilities	$324,315	$503,455

(i)	Other tax payables are mainly value added tax payable.

(ii)	Others mainly represent accrued employee reimbursement payable and other accrued miscellaneous operating expenses.

NOTE 10- DEFERRED GRANTS

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

During the nine-month period ended September 30, 2021, the Company recognized the remaining balance of deferred grant as income due to the government directed relocation order disclosed in Note 4.

NOTE 11- SHARE BASED COMPENSATION

As of September 30, 2021, the Company had 841,440 warrants outstanding with i) weighted average exercise price of $0.01; ii) weighted average remaining contractual life of 4.45 years; and iii) aggregate intrinsic value of $3.4 million.

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

For the three-month periods and nine-month periods ended September 30, 2021, the Company recognized relevant share-based compensation expense of nil and $1,041,281 for the vested shares, and nil and $2,107,825 for the warrants, respectively.

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

The following table outlines the currency exchange rates that were used in creating the consolidated financial statements in this report:

	September 30, 2021	December 31, 2020
Year-end spot rate	US$1=RMB 6.4434	US$1=RMB 6.5250
Average rate	US$1=RMB 6.4701	US$1=RMB 6.9042

And average rate for September 30, 2021 is US$=RMB6.4701

Concentrations - The Company sells its products primarily through direct customers in the PRC and to some extent, the overseas customers in European countries and East Asia such as South Korea and Taiwan (Refer to Note 12). Sales to customers individually exceeded 10% of the Company’s revenues for the three and nine month periods ended September 30, 2021 and 2020, are as follows:

For the three-month periods ended September 30, 2021 and 2020, five customers accounted for 21.3%, 15.5%, 15.4%, 14.0% and 11.4%, and five customers accounted for 18.5%, 16.3%, 15.0%, 12.5% and 12.5%, respectively, of the Company’s total revenue.

For the nine-month periods ended September 30, 2021 and 2020, five customers accounted for 18.9%, 17.5%, 14.6%, 14.1% and 11.4%, and five customers accounted for 18.0%, 17.3%, 14.5%, 13.5% and 11.4%, respectively, of the Company’s total revenue.

And the Company’s top ten customers aggregately accounted for 98.1 and 99.4 % of the total revenue for the three-month periods ended September 30, 2021 and 2020, and 96.7% and 98.5% for the nine-month periods ended September 30, 2021 and 2020.

As of September 30, 2021 and December 31, 2020, seven customers accounted for 97.6%, and four customers accounted for 96.4% of the total accounts receivable balance, respectively.

The Company purchases its raw materials through various suppliers. Raw material purchases from these suppliers which individually exceeded 10% of the Company’s total raw material purchases, accounted for approximately 46.3% (four suppliers) and 28.3% (two supplier) for the three-month periods, respectively, 25.1% (two suppliers) and 37.6% (three suppliers) for the nine-month periods ended September 30, 2021 and 2020, respectively.

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

Capital expenditure commitment

The Company does not have any capital commitments as of September 30, 2021.

NOTE 14 — REVENUES

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2021	2020	2021	2020
	US$	US$	US$	US$
Sales in PRC	$7,696,992	$8,407,154	$24,652,526	$13,940,471
Sales in Overseas
—Republic of China (ROC, or Taiwan)	1,785,128	1,955,577	6,663,678	3,652,771
-South Korea	1,618,284	1,500,392	5,519,484	2,993,899
-Others	65,576	40,997	278,482	82,131
Sub-total	3,468,988	3,496,966	12,461,644	6,728,801
Total Revenue	$11,165,980	$11,904,120	$37,114,170	$20,669,272

Due to the COVID-19 pandemic, the Company’s subsidiary Sichuan Wetouch was temporarily shut down from early February 2020 to early March 2020 in accordance with the requirement of the local governments. The Company’s business was negatively impacted and generated lower revenue and net income during the period from February to April 2020. Our business was gradually recovered to its normal level during the three -months and nine months period ended September 30, 2021, due to our proactive efforts to in marketing new models such as POS touchscreens and penetrate into new customers into new regions.

NOTE 15 — SUBSEQUENT EVENT

Convertible Note and Warrant

On November 3, 2021, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Talos Victory Fund, LLC, a Delaware limited liability company (the “Lender”), dated as of October 27, 2021, pursuant to which the Company issued the Lender a convertible promissory note in the principal amount of $250,000 (the “Note”) with interest at 8% per annum, payable on the one-year anniversary of the issuance of the Note and a three-year warrant (the “Warrant”) to purchase an aggregate of 200,000 shares of the Company’s common stock (the “Warrant Shares”) at an exercise price of $1.25 per share, subject to certain adjustments. The Company received $225,000 gross proceeds from the issuance of the Note as a result of the original discount rate on the Note.

Registration Statement

On September 13, 2021, the Company filed a registration statement (No. 333-259499) with the SEC to offer and sell shares of common stock in an underwritten offering through Craft Capital Management LLC and R.F. Lafferty & Co., Inc. The Company also filed an application to have its shares of common stock listed on the Nasdaq Capital Market.

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

In order to minimize the interruption of our business, Sichuan Vtouch, our newly acquired wholly owned subsidiary, entered into a Leaseback Agreement with Sichuan Renshou on March 16, 2021. The Leaseback Agreement entitles us to lease back the Properties commencing from April 1, 2021 until December 31, 2021, at a monthly rent of RMB300,000 (approximately $46,367).

On March 18, 2021, Sichuan Wetouch received a total amount of RMB115.2 million (approximately $17.9 million) as the total amount of compensation from Sichuan Renshou, including RMB100.2 million ($15.4 million) based upon the appraised value of the Properties plus an extra 15% relocation bonus of RMB15.0 million ($2.3 million).

We are actively searching for an appropriate parcel in Chengdu Medicine City (Technology Park), Wenjiang District, Chengdu for the construction of our new production facilities and office buildings. As of the date of this Form 10-Q, we estimate that our capital needs for this acquisition and construction will be approximately RMB170.0 million (approximately $26.4 million), but there is no assurance that the estimated amount is sufficient to achieve our goals. We may need additional financing for our business development. In addition, we expect that this acquisition and construction will be completed prior to December 31, 2021, but there is no assurance and we may need extended time to achieve our business plan. Pursuant to local PRC government guidelines on local environment issues and the national overall plan, Sichuan Wetouch was under the government directed relocation order to relocate no later than December 31, 2021 and was compensated for RMB115.2 million ($17.9 million) from the local government for the withdrawal of the right to use of state-owned land and the demolition of all buildings, facilities, equipment and all other appurtenances on the land. The Company plans to dissolve Sichuan Wetouch and its business and operations are being assumed by Sichuan Vtouch.

On March 2, 2021, HK Wetouch acquired all shares of Hong Kong Wetouch. On June 18, 2021, Hong Kong Wetouch started its dissolution process.

On March 2, 2021, HK Wetouch acquired all shares of Hong Kong Wetouch.

On June 18, 2021, Hong Kong Wetouch started its dissolution process.

Convertible Note and Warrant

On November 3, 2021, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Talos Victory Fund, LLC, a Delaware limited liability company (the “Lender”), dated as of October 27, 2021, pursuant to which the Company issued the Lender a convertible promissory note in the principal amount of $250,000 (the “Note”) and a three-year warrant (the “Warrant”) to purchase an aggregate of 200,000 shares of the Company’s common stock (the “Warrant Shares”). The terms and provisions of the Note and Warrant are described in the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission (the “SEC”) on November 5, 2021. The Company received $225,000 gross proceeds from the issuance of the Note as a result of the original discount rate on the Note. Unless the Note is converted, the principal amount of the Note, and accrued interest at the rate of 8% per annum, are payable on the one-year anniversary of the issuance of the Note (the “Maturity Date”). The Lender has the right to convert any or all of the principal and accrued interest on the Note into shares of common stock of the Company on the earlier of (i) 180 calendar days after October 27, 2021 or (ii) the closing of a listing for trading of the common stock of the Company on a national securities exchange offering resulting in gross proceeds to the Company of $15,000,000 or more (an “Uplist Offering”). If the Company closes an Uplist Offering on or before the 180th calendar date after October 27, 2021, the conversion price shall be 70% of the per share offering price in the Uplist Offering; otherwise, the conversion price is $0.75 per share.

The Warrant issued to the Lender granted the Lender the right to purchase up to 200,000 shares of common stock of the Company at an exercise price of $1.25 per share. However, if the Company closes an Uplist Offering on or before the 180th calendar date after October 27, 2021, then the exercise price shall be 125% of the offering price of a share in the Uplist Offering. If the adjusted exercise price as a result of the Uplist Offering is less than $1.25 per share, then the number of shares that the Warrant is issuable shall be increased such that the exercise price, after taking into account the decrease in the exercise price, shall be equal to the exercise price prior to such adjustment. The Lender has the right to exercise the Warrant on a cashless basis if the highest traded price of a share of common stock of the Company during the 150 trading days prior to exercise of the Warrant exceeds $1.75, unless there is an effective registration statement of the Company which covers the resale. If the Company issues shares or any securities convertible into shares at an effective price per share lower than the exercise price of the Warrant, the exercise price of the Warrant shall be reduced to such lower price, subject to customary exceptions.

Pursuant to the terms of the Registration Rights Agreement dated October 27, 2021 executed between the Company and the Lender, the Company agreed to file a registration statement with the SEC to register the shares of common stock underlying the Note and the shares issuable upon exercise of the Warrant no later than December 26, 2021. The Company also granted the Lender piggyback registration rights on said shares pursuant to the Purchase Agreement.

Registration Statement

On September 13, 2021, the Company filed a registration statement (No. 333-259499) with the SEC to offer and sell shares of common stock in an underwritten offering through Craft Capital Management LLC and R.F. Lafferty & Co., Inc. The Company also filed an application to have its shares of common stock listed on the Nasdaq Capital Market.

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

We are engaged in the research, development, manufacturing, sales and servicing of medium to large sized projected capacitive touchscreens, which constitutes our source of revenues through BVI Wetouch, which owns Hong Kong Wetouch, HK Wetouch, Sichuan Wetouch and Sichuan Vtouch. We are specialized in large-format touchscreens, which are developed and designed for a wide variety of markets and used in by the financial terminals, automotive, point of sale (POS), gaming, lottery, medical, human machine interface (HMI), and other specialized industries. Our product portfolio comprises medium to large sized projected capacitive touchscreens ranging from 7.0 inch to 42 inch screens. In terms of the structures of touch panels, we offer (i) Glass-Glass (“GG”), primarily used in GPS/car entertainment panels in mid-size and luxury cars, industrial HMI, financial and banking terminals, POS and lottery machines; (ii) Glass-Film-Film (“GFF”), mostly used in high-end GPS and entertainment panels, industrial HMI, financial and banking terminals, lottery and gaming industry; (iii) Plastic-Glass (“PG”), typically adopted by touchscreens in GPS/entertainment panels motor vehicle GPS, smart home, robots and charging stations; and (iv) Glass-Film (“GF”), mostly used in industrial HMI. The following discussion and analysis pertain financial condition and results of operations of our subsidiaries Hong Kong Wetouch, HK Wetouch, Sichuan Wetouch and Sichuan Vtouch for the quarter ended September 30, 2021.

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

Due to the COVID-19 pandemic, our subsidiary Sichuan Wetouch was temporarily shut down from early February 2020 to early March 2020 in accordance with the requirement of the local governments. Our business was negatively impacted and generated lower revenue and net income in 2020. The Company has taken proactive measures to promote products to new customers and entering more regions during the nine-month period ended September 30, 2021. The extent of the impact of COVID-19 on the Company’s results of operations and financial condition will depend on the virus’ future developments, including the duration and spread of the outbreak and the impact on the Company’s customers, which are still uncertain and cannot be reasonably estimated at this point of time.

Highlights for the three-month period ended September 30, 2021 include:

● Revenues were $11.2 million, a decrease of 5.9% from $11.9 million in the third quarter of 2020
● Gross profit was $4.8 million, a decrease of 22.6% from $6.2 million in the third quarter of 2020
● Gross profit margin was 42.9%, compared to 52.0% in the third quarter of 2020
● Net income was $3.3 million, compared to $4.7 million in the third quarter of 2020
● Total volume shipped was 531,210 units, a decrease of 12.5% from 607,261 units in the third quarter of 2020

Results of Operations

The following table sets forth, for the periods indicated, statements of income data:

(in US Dollar millions, except percentage)	Three-Month Period Ended September 30,		Change	Nine-Month Period Ended September 30,		Change
	2021	2020	%	2021	2020	%
Revenues	$11.2	$11.9	(5.9)%	$37.1	$20.7	79.2%
Cost of revenues	(6.4)	(5.7)	12.3%	(19.3)	(10.2)	89.2%
Gross profit	4.8	6.2	(22.6)%	17.8	10.5	69.5%
Total operating expenses	(0.5)	(1.0)	(50.0)%	(5.2)	(1.6)	225.0%
Operating income	4.3	5.2	(17.3)%	12.6	8.9	41.6%
Income before income taxes	4.4	5.2	(15.4)%	21.0	9.1	130.8%
Income tax expense	(1.1)	(0.5)	120.0%	(4.3)	(1.1)	290.9%
Net income	$3.3	$4.7	(29.8)%	$16.7	$8.0	108.8%

Results of Operations - Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Revenues

We generated revenue of $11.2 million for the three months ended September 30, 2021, a decrease of 0.7 million, or 5.9%, compared to $11.9 million in the same period of last year. This was due to a decrease of 12.5% in sales volume due to insufficient raw materials to meet order capacity and of 7.2% in the average selling price of our products, and 0.3% positive impact from exchange rate due to appreciation of RMB against US dollars, compared with those of the same period of last year.

	For the Three-Month Ended September 30,
	2021		2020		Change	Change
	Amount	%	Amount	%	Amount	%
	(in US Dollar millions except percentage)
Revenue from sales to customers in PRC	$7.7	68.8%	$8.4	70.6%	$(0.7)	(8.3)%
Revenue from sales to customers overseas	3.5	31.2%	3.5	29.4%	0.0	0.0%
Total Revenues	$11.2	100%	$11.9	100%	$(0.7)	(5.9)%

	For the Three-Month Ended September 30,
	2021		2020		Change	Change
	Unit	%	Unit	%	Unit	%
	(in UNIT, except percentage)
Units sold to customers in PRC	356,600	67.1%	412,445	67.9%	(55,845)	(13.5)%
Units sold to customers overseas	174,610	32.9%	194,816	32.1%	(20,206)	(10.4)%
Total Units Sold	531,210	100%	607,261	100%	(76,051)	(12.5)%

(i) Domestic market

For the three months ended September 30, 2021, revenue from the domestic market decreased by $0.7 million or 8.3% as a combined result of: (i) a decrease of 13.5% in sales volume and (ii) an increase of 7.2% in the average RMB selling price of our products, and 0.3% positive impact from exchange rate due to appreciation of RMB against US dollars, compared with those of the same period of last year.

As for the RMB selling price, the increase of 7.2% was mainly due to the increased sales of new models of higher-end products such as touch screens used in gaming machines with higher selling price in the domestic market during the three-month period ended September 30, 2021.

The weakening in macroeconomic conditions since the outbreak of COVID-19 pandemic in January 2020 continued to exacerbate the touch screen business environment. For the three months period ended September 30, 2020, the Company’s business was negatively impacted and has continued to generate lower revenues. Due to our proactive efforts to market new models such as POS touchscreens and penetrate into new customers and new regions, we had sales decreases of 44.2% in South China and 9.2% in East China, partially offset by increases of 3.3% in North China and 0.9% in Southwest China, for the third quarter ended September 30, 2021 as compared to that of last year.

(ii) Overseas market

For the three-month period ended September 30, 2021, revenues from the overseas market remained stable at $3.5 million as compared to the same period of 2020, with a decrease of 10.4% in sales volume and an increase of 10.7% in average selling price.

The following table summarizes the breakdown of revenues by categories in US dollars:

	Revenues For the Three-Month Ended September 30,
	2021		2020		Change	Change
	Amount	%	Amount	%	Amount	Margin%
	(in US Dollars, except percentage)
Product categories by end applications
Automotive Touchscreens	$2,819,828	25.3%	$3,924,169	33.0%	$(1,104,341)	(28.1)%
Industrial Control Computer Touchscreens	2,237,229	20.0%	2,277,645	19.1%	(40,416)	(1.8)%
POS Touchscreens	1,935,984	17.3%	1,794,947	15.1%	141,037	7.9%
Gaming Touchscreens	1,576,455	14.1%	1,500,392	12.6%	76,063	5.1%
Medical Touchscreens	1,556,448	13.9%	1,424,617	12.0%	131,831	9.3%
Multi-Functional Printer Touchscreens	1,023,167	9.2%	967,504	8.1%	55,663	5.8%
Others*	16,869	0.2%	14,846	0.1%	2,023	13.6%
Total Revenues	$11,165,980	100.0%	$11,904,120	100.0%	$(738,140)	(5.9)%

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

Gross Profit and Gross Profit Margin

	Three-Month Period Ended September 30,		Change
(in millions, except percentage)	2021	2020	Amount	%
Gross Profit	$4.8	$6.2	$1.4	(22.6)%
Gross Profit Margin	42.9%	52.0%		(9.1)%

Gross profit was $4.8 million in the third quarter ended September 30, 2021, compared to $6.2 million in the same period of 2020. Our gross profit margin decreased to 42.9% for the third quarter ended September 30, 2021 as compared to 52.0% for the same period of 2020, primarily due to decrease in sales volume, partially offset by our product shift to higher gross profit margin products such as POS touchscreens, gaming touchscreens, industrial control computer touchscreens and medical touchscreens.

General and Administrative Expenses

	Three-Month Period Ended September 30,		Change
(in millions, except percentage)	2021	2020	Amount	%
General and Administrative Expenses	$0.3	$1.0	$(0.7)	(70.0)%
as a percentage of revenues	2.7%	8.4%		(5.7)%

General and administrative (G&A) expenses were $0.3 million for the quarter ended September 30, 2021, compared to $1.0 million in the same period in 2020, representing a decrease of 70.0%, or $0.7 million. The decrease was primarily due to the decrease of $0.4 million loss of VAT input credits due to Sichuan Wetouch ceasing operation and relocation to comply with local PRC government guidelines on local environment issues and the national overall plan (see Note 5 to our Condensed Consolidated Financial Statements (unaudited)), and a decrease of $0.3 million of salary & benefits due to optimal management.

Research and Development Expenses

	Three-Month Period Ended September 30,		Change
(in US dollars, except percentage)	2021	2020	Amount	%
Research and Development Expenses	$22,267	$21,532	$735	3.4%
as a percentage of revenues	0.0%	0.0%		0.0%

Research and development (R&D) expenses were $22,267 for the quarter ended September 30, 2021 compared to $21,532 in the same period in 2020, representing an increase of $735 of material consumption.

Operating Income

Total operating income was $4.3 million for the third quarter ended September 30, 2021 as compared to $5.2 million for the same period of last year, due to lower gross profit, offset by lower operating expenses.

Income Taxes

	Three-Month Period Ended September 30,		Change
(in millions, except percentage)	2021	2020	Amount	%
Income before Income Taxes	$4.4	$5.2	$(0.8)	(15.4)%
Income Tax (Expense)	(1.1)	(0.5)	(0.6)	120.0%
Effective income tax rate	25.0%	10.2%		12.2%

The effective income tax rates for the three-month periods ended September 30, 2021 and 2020 were 25.0% and 10.2%, respectively. The increase of the effective income tax rate was partially due to the increase of $0.6 million income tax clearance for Sichuan Wetouch for the year ended 2020.

Net Income

As a result of the above factors, we had a net income of $3.3 million in the third quarter of 2021 compared to a net income of $4.7 million in the same quarter of 2020.

Results of Operations - Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Revenues

We generated revenue of $37.1 million for the nine-month period ended September 30, 2021, an increase of $16.4 million, or 79.2%, compared to $20.7 million in the same period of last year. This was due to an increase of 62.0% in sales volume and of 10.5% in the average selling price of our products, compared with those of the same period of last year.

	For the Nine-Month Ended September 30,
	2021		2020		Change	Change
	Amount	%	Amount	%	Amount	%
	(in US Dollar millions except percentage)
Revenue from sales to customers in PRC	$24.6	66.3%	$13.9	67.1%	$10.7	77.0%
Revenue from sales to customers overseas	12.5	33.7%	6.8	32.9%	5.7	83.8%
Total Revenues	$37.1	100%	$20.7	100%	$16.4	79.2%

	For the Nine-Month Ended September 30,
	2021		2020		Change	Change
	Unit	%	Unit	%	Unit	%
	(in UNIT, except percentage)
Units sold to customers in PRC	1,109,985	63.7%	710,719	66.1%	399,266	56.2%
Units sold to customers overseas	632,569	36.3%	365,802	33.9%	266,767	72.9%
Total Units Sold	1,742,554	100%	1,075,521	100%	667,033	62.0%

(i) Domestic market

For the nine-month period ended September 30, 2021, revenue from the domestic market increased by $10.7 million or 77.0% as a combined result of: (i) an increase of 56.2% in sales volume and (ii) an increase of 10.5% in the average RMB selling price of our products, compared with those of the same period of last year.

As for the RMB selling price, the increase of 10.5% was mainly due to the increased sales of new models of higher-end products such as touch screens used in gaming machines with higher selling price in the domestic market during the nine-month period ended September 30, 2021.

The weakening in macroeconomic conditions since the outbreak of COVID-19 pandemic in January 2020 continued to exacerbate touch screen business environment. The Company’s business was negatively impacted and has continued to generate lower revenues during the nine months ended September 30, 2020. The Company has taken proactive efforts to market new models such as POS touchscreens and penetrate into new customers and into new regions. We had our sales increases of 72.2% in East China, 71.3% in Southwest China, 55.8% in North China, and 35.1% in South China.

(ii) Overseas market

For the nine-month period ended September 30, 2021, revenues from the overseas market was $12.5 million as compared to $6.8 million of the same period of 2020, increased by $5.7 million or 83.8% mainly due to an increase of 72.9% in sales volume and an increase of 6.7% in the average selling price of our products.

The following table summarizes the breakdown of revenues by categories in US dollars:

	Revenues For the Nine-Month Ended September 30,
	2021		2020		Change	Change
	Amount	%	Amount	%	Amount	Margin%
	(in US Dollars, except percentage)
Product categories by end applications
Automotive Touchscreens	$10,574,802	28.5%	$6,510,640	31.5%	$4,064,162	62.4%
Industrial Control Computer Touchscreens	7,060,893	19.0%	4,383,103	21.2%	2,677,790	61.1%
Gaming Touchscreens	5,469,102	14.8%	2,993,899	14.5%	2,475,203	82.7%
POS Touchscreens	5,580,657	15.0%	2,442,123	11.8%	3,138,534	128.5%
Medical Touchscreens	4,960,325	13.4%	2,274,261	11.0%	2,686,064	118.1%
Multi-Functional Printer Touchscreens	3,356,615	9.0%	2,031,850	9.8%	1,324,765	65.2%
Others*	111,776	0.3%	33,396	0.2%	78,380	234.7%
Total Revenues	$37,114,170	100.0%	$20,669,272	100.0%	$16,444,898	79.2%

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

Gross Profit and Gross Profit Margin

	Nine-Month Period Ended September 30,		Change
(in millions, except percentage)	2021	2020	Amount	%
Gross Profit	$17.8	$10.5	$7.3	69.5%
Gross Profit Margin	48.2%	50.7%		(2.5)%

Gross profit was $17.8 million during the nine-month period ended September 30, 2021, compared to $10.5 million in the same period of 2020. Our gross profit margin decreased to 48.2% for the nine-month period ended September 30, 2021 as compared to 50.7% for the same period of 2020, primarily due to the increasing raw materials and higher cost of goods sold, despite of our product mix shift to higher gross profit margin products such as POS touchscreens, gaming touchscreens, and industrial control computer touchscreens.

General and Administrative Expenses

	Nine-Month Period Ended September 30,		Change
(in millions, except percentage)	2021	2020	Amount	%
General and Administrative Expenses	$1.6	$1.5	$0.1	6.7%
as a percentage of revenues	4.3%	7.5%		(3.2)%

General and administrative (G&A) expenses were $1.6 million for the nine-month period ended September 30, 2021, compared to $1.5 million in the same period in 2020, representing an increase of 6.7%, or $0.1 million. The increase was primarily due to (i) the increase of $0.4 million loss of VAT input credits due to Sichuan Wetouch ceasing operation and relocation to comply with local PRC government guidelines on local environment issues and the national overall plan (see Note 5 of our Condensed Consolidated Financial Statements (unaudited)) and (ii) the increase of $0.1 million accelerated amortization expense due to Sichuan Wetouch ceasing operation and relocation to comply with local PRC government guidelines on local environment issues and the national overall plan (see Note 5 of our Condensed Consolidated Financial Statements (unaudited)), and (iii) partially offset by the increase of $0.3 million in miscellaneous expenses.

Research and Development Expenses

	Nine-Month Period Ended September 30,		Change
(in US dollars, except percentage)	2021	2020	Amount	%
Research and Development Expenses	$67,035	$54,831	$12,204	22.2%
as a percentage of revenues	0.0%	0.0%		0.0%

Research and development (R&D) expenses were $67,035 for the nine-month period ended September 30, 2021 compared to $54,831 in the same period in 2020, representing an increase of $12,204 mainly due to the increase of salary expenses.

Share-based Compensation

	Nine-Month Period Ended September 30,		Change
(in millions, except percentage)	2021	2020	Amount	%
Share-based compensation	$3.1	$0.0	$3.1	0.0%
as a percentage of revenues	8.4%	0.0%		8.4%

Share-based compensation was $3.1 million for the nine-month period ended September 30, 2021 compared to nil in the same period in 2020. On January 1, 2021, the Board of Directors of the Company authorized the issuance of an aggregate of 310,830 shares and 631,080 warrants to Ascendant Global Advisors, Inc. for advisory services that had been rendered. The Company recognized relevant share-based compensation expense of $1,041,281 for the vested shares and $2,107,825 for the warrants.

Operating Income

Total operating income was $12.6 million for the nine-month period ended September 30, 202 as compared to $8.9 million of the same period of last year due to higher gross profit offset by the higher G&A expenses and share-based compensation expenses.

Gain on Asset Disposal

	Nine-Month Period Ended September 30,		Change
(in millions, except percentage)	2021	2020	Amount	%
Gain on asset disposal	$7.6	$0.0	$7.6	0.0%
as a percentage of revenues	20.5%	0.0%		20.5%

Gain on asset disposal was $7.6 million for the nine-month period ended September 30, 2021 compared to nil in the same period in 2020. Pursuant to local PRC government guidelines on local environment issues and the national overall plan, Sichuan Wetouch is under the government directed relocation order to relocate no later than December 31, 2021 and received compensation accordingly. On March 18, 2021, pursuant to the agreement with the local government and an appraisal report issued by a mutual agreed appraiser, Sichuan Wetouch received a compensation of RMB115.2 million ($17.9 million) (“Compensation Funds”) for the withdrawal of the right to use state-owned land and the demolition of all buildings, facilities, equipment and all other appurtenances on the land. During the nine-month period ended September 30, 2021, the Company recorded a gain of $7,625,279 for the asset disposal.

Income Taxes

	Nine-Month Period Ended September 30,		Change
(in millions, except percentage)	2021	2020	Amount	%
Income before Income Taxes	$21.0	$9.1	$11.9	130.8%
Income Tax (Expense)	(4.3)	(1.1)	(3.2)	290.9%
Effective income tax rate	20.6%	12.2%		8.4%

The effective income tax rates for the nine-month periods ended September 30, 2021 and 2020 were 20.6% and 12.2%, respectively. The effective income tax rate for the nine-month period ended September 30, 2021 differs from the PRC statutory income tax rate of 25% primarily due to Sichuan Wetouch’s preferential income tax rate.

Our PRC subsidiary Sichuan Vtouch had $54,1 million of cash and cash equivalents as of September 30, 2021, which are planned to be indefinitely reinvested in PRC. The distributions from our PRC subsidiary are subject to the U.S. federal income tax at 21%, less any applicable foreign tax credits. Due to our policy of indefinitely reinvesting our earnings in our PRC business, we have not provided for deferred income tax liabilities related to PRC withholding income tax on undistributed earnings of our PRC subsidiaries.

Net Income

As a result of the above factors, we had a net income of $16.7 million in the nine-month period ended September 30, 2021 compared to a net income of $8.0 million in the same period of 2020.

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

As of September 30, 2021, we had current assets of $66.9 million, consisting of $54.1 million in cash, $11.3 million in accounts receivable, $0.5 million in inventories, and $1.0 million in prepaid expenses other current assets. Our current liabilities as of September 30, 2021, were $2.2 million, which is comprised of $1.1 million in income tax payable, $0.8 in accounts payable, and $0.3 million in accrued expenses and other current liabilities.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities for the nine- month period ended September 30, 2021 and 2020:

	Nine-Month Period Ended September 30,
(in US Dollar millions)	2021	2020
Net cash provided by operating activities	$13.0	$4.9
Net cash provided by investing activities	17.6	-
Net cash used in financing activities	-	(0.4)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(0.5)	0.5
Net increase in cash and cash equivalents	30.1	5.0
Cash and cash equivalents at the beginning of period	24.0	14.3
Cash and cash equivalents at the end of period	$54.1	$19.3

Operating Activities

Net cash provided by operating activities was $13.0 million for the nine-month period ended September 30, 2021, as compared to $4.9 million provided by operating activities for the same period of the last year, primarily due to (i) the increase of $8.7 million net income for the period ended September 30, 2021 as compared to the same period of 2020, (ii) the increase of $3.1 million of share-based compensation, (iii) the increase of $1.5 million income tax payable due to income tax clearance for Sichuan Wetouch during the nine-month period ended September 30, 2021, and (iv) the increase of $2.8 million account receivable due to the faster collection of customer accounts, partially offset by (v) the decrease of $7.6 million gain on asset disposal for the September 30, 2021 and (vi) the increase of 0.5 million of deferred income due to Sichuan Wetouch write-off government grant in the operating ceasing process for the September 30, 2021, as compared to the same period of 2020.

Investing Activities

There were $17.8 million in proceeds from asset disposal for Sichuan Wetouch, and $0.2 million for the purchase of property, plant and equipment for the nine-month period ended September 30, 2021. See Note 5 in the interim financial information.

Financing Activities

There was $0.4 million in payment of bank borrowings for the nine-month period ended September 30, 2020.

As of September 30, 2021, our cash and cash equivalents were $54.1 million, as compared to $24.0 million at December 31, 2020.

Days Sales Outstanding (“DSO”) has decreased to 65 days for the nine-month period ended September 30, 2021 from 161 days for the year ended December 31, 2020 as a result of Sichuan Wetouch settling all accounts receivable collection from customers.

The following table provides an analysis of the aging of accounts receivable as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
-Current	$4,323,500	$3,531,963
-1-3 months past due	6,990,504	8,136,340
-4-6 months past due	29,110	123,581
7-12 months past due	-	160,844
-greater than 1 year past due	-	49,726
Total accounts receivable	$11,343,114	$12,002,454

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2021 due to the material weaknesses in internal control over financial reporting described below. Because of our limited operations, we have a limited number of employees which prohibits a segregation of duties. In addition, we lack a formal audit committee with a financial expert. As we grow and expand our operations we will engage additional employees and experts as needed. However, there can be no assurance that our operations will expand.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WETOUCH TECHNOLOGY INC.

Date: November 10, 2021	By:	/s/ Zongyi Lian
	Name:	Zongyi Lian
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2021	By:	/s/ Yuhua Huang
	Name:	Yuhua Huang
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

