Form 10-K
period 2021-12-31
Wetouch Technology Inc.
filed 2022-04-15
CIK 1826660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to __________

Commission File Number: 333-108715

Wetouch Technology Inc.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	20-4080330
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

No. 29, Third Main Avenue Shigao Town, Renshou County Meishan, Sichuan, China	620500
(Address of Principal Executive Offices)	(Zip Code)

(86) 028-37390666

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001

(Title of class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file Reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a Report on and attestation to its management’s assessment of the effectiveness of its internal control over financial Reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit Report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2021 (the last business date of the registrant’s most recently completed second fiscal quarter), based on the last sale price of the registrant’s common stock on such date, was $67,654,540.

31,811,523 shares of common stock were issued and outstanding as of April 15, 2022.

WETOUCH TECHNOLOGY INC.

Annual Report ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2021

i

Information Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains, or may contain, certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve significant risks and uncertainties. Such statements may include, without limitation, statements with respect to the Company’s plans, objectives, projections, expectations and intentions and other statements identified by words such as “may,” “will,” “could,” “would,” “should,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “potential” or similar expressions. These statements are based upon the current beliefs and expectations of the Company’s management and do not constitute guarantees of future performance. Actual results could differ materially from those contained in the forward-looking statements and are subject to significant risks and uncertainties, including those discussed under “Risk Factors,” as well as those discussed elsewhere in this Form 10-K. Actual results may differ significantly from those set forth in the forward-looking statements. These forward-looking statements involve risks and uncertainties that are subject to change based on various factors (many of which are beyond the Company’s control).

You are further cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-K or, in the case of documents referred to or incorporated by reference, the date of those documents.

All subsequent written or oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events, except as may be required under applicable U.S. securities law. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

Unless the context requires otherwise, references in this Annual Report on Form 10-K to “we,” “us,” “our,” “our company,” “WETH”, or similar terminology refer to Wetouch Technology Inc.

ii

PART I

Item 1.	BUSINESS.

Overview

We were originally incorporated under the laws of the state of Nevada on August 31, 1992. On October 9, 2020, we entered into a share exchange agreement (the “Share Exchange Agreement”) with Wetouch Holding Group Limited, a British Virgin Islands company incorporated on August 14, 2020 under the laws of the British Virgin Islands (“BVI Wetouch”), and all the shareholders of BVI Wetouch (each a “Shareholder” and collectively the “Shareholders”), to acquire all the issued and outstanding capital stock of BVI Wetouch in exchange for the issuance to the Shareholders an aggregate of 28 million shares of our common stock (the “Reverse Merger”). The Reverse Merger closed on October 9, 2020. Immediately after the closing of the Reverse Merger, we had a total of 31,396,394 issued and outstanding shares of common stock. As a result of the Reverse Merger, BVI Wetouch is now our wholly-owned subsidiary.

Through our wholly-owned subsidiaries, we are engaged in the research, development, manufacturing, sales and servicing of medium to large sized projected capacitive touchscreens. We specialize in large-format touchscreens, which are developed and designed for a wide variety of markets and used in the financial terminals, automotive, Point of Sales, gaming, lottery, medical, HMI, and other specialized industries.

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

Maintaining the industry standards for product quality and sustainability is one of our core values. Touchscreens produced by us not only have long life span with low maintenance, but also have strong anti-interference and anti-corrosion solutions, coupled with multi-touch capability and high light-transmittance ratio and stability. As a high technology company, our PRC subsidiary has received certifications from domestic and international institutions, such as ISO9001 Quality Management Systems (QMS) Certification of Registration, ISO 14001 Environmental Management System (EMS) Certification of Registration, and RoHS SGS Certification (Restriction of Hazardous Substance Testing Certification).

We generate revenues through sales of our various touchscreen products. For the twelve months ended December 31, 2021 and 2020, we recognized approximately $40.8 million and $31.3 million, respectively, in revenues.

We sell our touchscreen products both domestically in China and internationally, covering major areas in China, including but not limited to the eastern, southern, northern and southwest regions of China, Taiwan, South Korea, and Germany. We have established a strong and diversified client base. For the years ended December 31, 2021 and 2020, our domestic sales accounted for 66.7% and 68.4%, respectively, of our revenues, and our international sales accounted for 33.3% and 31.6%, respectively, of our revenues.

Corporate History

We were originally incorporated under the laws of the state of Nevada on August 31, 1992 as Gulf West Investment Properties, Inc, and were dormant and had no operations for many years.

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

As a result of the name change, we changed our trading symbol from “GLFW” to “WETH,” effective November 3, 2020.

Acquisition of BVI Wetouch

On October 9, 2020, we entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with BVI Wetouch and all of the BVI Wetouch Shareholders to acquire all the issued and outstanding capital stock of BVI Wetouch in exchange for the issuance to the BVI Shareholders an aggregate of 28,000,000 shares of our common stock. In the Reverse Merger, each ordinary share of BVI Wetouch was exchanged for 560 shares of common stock of Wetouch. Immediately after the closing of the Reverse Merger on October 9, 2020, we had a total of 31,396,394 issued and outstanding shares of common stock. As a result of the Reverse Merger, BVI Wetouch is now our wholly-owned subsidiary.

On October 12, 2020, Guangde Cai was appointed as an additional director and Chairman of the Company. On October 12, 2020, Mr. Zongyi Lian was appointed as president and chief executive officer of the Company, and Mr. Yuhua Huang was appointed as chief financial officer of the Company. On the same day, Jiaying Cai resigned from the capacity of president and treasurer of the Company, but remains the secretary and director of the Company.

BVI Wetouch was established under the laws of British Virgin Islands on August 14, 2020 to acquire all the shares of Hong Kong Wetouch Electronics Technology Limited (“Hong Kong Wetouch”). On September 11, 2020, BVI Wetouch acquired all the outstanding shares of Hong Kong Wetouch from the shareholders of Hong Kong Wetouch in consideration of HK$10,000 pursuant to instruments of transfer in accordance with Hong Kong law. As a result of the acquisition, Hong Kong Wetouch became a wholly-owned subsidiary of BVI Wetouch. The shareholders of Hong Kong Wetouch became the shareholders of BVI Wetouch in said transaction, and therefore the shareholders who controlled Hong Kong Wetouch became the controlling shareholders of BVI Wetouch.

Hong Kong Wetouch was incorporated on May 5, 2016 under the laws of Hong Kong. On July 19, 2016, Hong Kong Wetouch acquired all the shares of Sichuan Wetouch Technology Co., Ltd, a PRC company established in Meishan, Sichuan on May 6, 2011 (“Sichuan Wetouch”). As a result of the acquisition, Sichuan Wetouch became a wholly owned subsidiary of Hong Kong Wetouch.

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

On March 12, 2021, BVI Wetouch, the Company’s wholly owned subsidiary, acquired all the outstanding shares of HK Wetouch from the sole shareholder of HK Wetouch, Guangde Cai, in consideration of the payment of HK$10,000 pursuant to instruments of transfer in accordance with Hong Kong law. As a result of the acquisition, HK Wetouch became a wholly-owned subsidiary of BVI Wetouch. BVI Wetouch owns (i) all the outstanding shares of Hong Kong Wetouch, which, in turn, owns all the outstanding shares of Sichuan Wetouch and (ii) all of the outstanding shares of HK Wetouch, which owns all the shares of Sichaun Vtouch Technology Co., Ltd., a company incorporated under the laws of PRC

Pursuant to local PRC government guidelines on local environmental issues and the national overall plan, Sichuan Wetouch is under the government-directed relocation order to relocate no later than December 31, 2021 and received compensation accordingly.

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

In order to minimize the interruption of our business, Sichuan Vtouch entered into a Leaseback Agreement with Sichuan Renshou on March 16, 2021. The Leaseback Agreement entitles us to lease back the Properties commencing from April 1, 2021 until December 31, 2021, at a monthly rent of RMB300,000 (approximately $46,154), which period has been extended to October 31, 2022.

On March 18, 2021, Sichuan Wetouch received a total amount of RMB115.2 million (approximately $17.7 million) as the total amount of compensation from Sichuan Renshou, including RMB100.2 million ($15.4 million) based upon the appraised value of the Properties plus an extra 15% relocation bonus of RMB15.0 million ($2.3 million).

We are actively searching for an appropriate parcel in Chengdu Medicine City (Technology Park), Wenjiang District, Chengdu for the construction of our new production facilities and office buildings. As of the date of this annual report, we estimate that our capital needs for this acquisition and construction will be approximately RMB170.0 million (approximately $26.2 million), but there is no assurance that the estimated amount is sufficient to achieve our goals. We may need additional financing for our business development. In addition, we expect that this acquisition and construction will be completed prior to December 31, 2021, but there is no assurance and we may need extended time to achieve our business plan. Pursuant to local PRC government guidelines on local environment issues and the national overall plan, Sichuan Wetouch was under the government directed relocation order to relocate no later than December 31, 2021 and was compensated for RMB115.2 million ($17.8 million) from the local government for the withdrawal of the right to use of state-owned land and the demolition of all buildings, facilities, equipment and all other appurtenances on the land.

On March 2, 2021, HK Wetouch acquired all shares of Hong Kong Wetouch. On June 18, 2021, Hong Kong Wetouch submitted its application for dissolution, which requires approximately one year for governmental approval. During such period, Hong Kong Wetouch is no longer engaged in any operations. In addition, as of March 31, 2021, Sichuan Wetouch’s business and operations have been assumed by Sichuan Vtouch.

We filed a Form S-1 registration statement with respect to the resale by 44 selling stockholders identified in the annual report for an aggregate of 15,889,371 shares of common stock of the Company. The registration statement was declared effective by the Commission on January 7, 2021 (Registration No. 333-251845).

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

Due to the COVID-19 pandemic, our subsidiary Sichuan Wetouch was temporarily shut down from early February 2020 to early March 2020 in accordance with the requirement of the local governments. Our business was negatively impacted and generated lower revenue and net income in 2020. The Company has taken proactive measures to promote products to new customers and entering more regions during the twelve-month period ended December 31, 2021. The extent of the impact of COVID-19 on the Company’s results of operations and financial condition will depend on the virus’ future developments, including the duration and spread of the outbreak and the impact on the Company’s customers, which are still uncertain and cannot be reasonably estimated at this point of time.

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

As of December 31, 2021, product types G+F+F and G+G constitute our main stream products, accounting for approximately an average of 40.8% and 52.4%, respectively, of our total revenues, with product types G+F and P+G and other raw materials accounting for 2,2%, 4.2% and 0.4%, respectively, of our total revenues. As of December 31, 2020, product types G+F+F and G+G constitute our main stream products, accounting for approximately an average of 42.08% and 51.53%, respectively, of our total revenues, with product types P+G and G+F and other raw materials accounting for 4.26%, 2.10% and 0.03%, respectively, of our total revenues. As of December 31, 2019, product types G+F+F and G+G constitute our main stream products, accounting for approximately an average of 42.93% and 47.96%, respectively, of our total revenues, with product types P+G and G+F accounting for an average of 6.27% and 2.84%, respectively, of our total revenues.

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

For the year ended December 31, 2021, we had approximately $11.6 million in revenues generated from the sales of automotive touchscreens, accounting for 28.4% of our total revenues, with industrial HMI touchscreens accounting for 19.6%, gaming touchscreens accounting for 14.3%, POS touchscreens for 15.4%, multi-functional printer touchscreens for 9.2%, medical touchscreens for 12.8% and other touchscreen products (applied in financial terminals, ticket vending machines, and self-service kiosks, etc.) accounting for 0.3% of our total revenues. For the year ended December 31, 2020, we had approximately $10.2 million in revenues generated from the sales of automotive touchscreens, accounting for 32.7% of our total revenues, with industrial HMI touchscreens accounting for 20.1%, gaming touchscreens accounting for 14.9%, POS touchscreens for 13.2%, multi-functional printer touchscreens for 9.3%, medical touchscreens for 9.7% and other touchscreen products (applied in financial terminals, ticket vending machines, and self-service kiosks, etc.) accounting for 0.1% of our total revenues. For the year ended December 31, 2019, we had approximately $15.8 million in revenues generated from the sales of automotive touchscreens, accounting for 39.6% of our total revenues, with industrial HMI touchscreens accounting for 18.6%, gaming touchscreens accounting for 17.6%, POS touchscreens accounting for 9.9%, multi-functional printer touchscreens accounting for 8.2%, medical touchscreens for 5.5% and other touchscreen products (applied in financial terminals, ticket vending machines, and self-service kiosks, etc.) accounting for 0.6% of our total revenues.

Customers

We have five (5) customers each accounting for more than 10% of our revenues in both 2019 and 2020. For the year ended December 31, 2020, we had a total number of 32 customers. Our top five customers, namely (1) Siemens Industrial Automation Products (Chengdu) Co., Ltd., (2) E-Lead Electronic Co. Ltd., (3) MultimediaLink Inc., Shenzhen Soling Industrial Co., Ltd., (4) Shanghai Sigang Electronics Co., Ltd., and (5) Suzhou Weinview Co., Ltd., accounted for 17.84%, 15.94%, 14.63%, 12.74% and 12.16%, respectively, of our total revenues. For the year ended December 31, 2019, we have a total number of 35 customers, and our top five customers, namely (1) MultimediaLink Inc., (2) E-Lead Electronic Co. Ltd., (3) Siemens Industrial Automation Products (Chengdu) Co., Ltd., (4) Shenzhen Soling Industrial Co., Ltd., and (5) Suzhou Weinview Co., Ltd., accounted for 16.69%, 16.58%, 13.02%, 12.53% and 11.54%, respectively, of our total revenues. Each of our agreements with these customers is subject to the similar terms of the framework agreements described below.

The material terms of the sales framework agreements with our top five customers provide:

●	The term of each sales framework agreement is five (5) years, which may be renewed by a separate agreement upon expiration.

●	Annual minimum purchase amount for period from January 1 to December 31 each year.

●	Due to the annual increase of labor costs and other factors that may affect the Company’s business, the unit price of the same product will be increased by 5% annually.

●	Customer payment period is within 3 months upon delivery of the products and shall make full payments of previous purchase order first before our delivery of products included in their next purchase order. We are entitled to suspend delivery of products and receive a late fee of 0.3% per day for each and every day delays of payment by customer after their receipt of payment notice. If customer refuses to make payments after thirty (30) days of receipt of payment notice, we have the right to bring a lawsuit against customer in the competent court.

●	Customer’s obligation to provide technique requirements for the purchased products and except for quality issues, no returns of the products in line with customers designated techniques are allowed.

●	We are required to provide products to customers pursuant to the delivery date, quantity and technique, requirements included in the purchase orders and shall negotiate with customers if we are unable to so provide. Failure to make prior negotiation thus causing losses to customers, we are responsible for a late charge of 0.3% per day for each and every day delay of delivery.

●	Customers are entitled to compensation of losses due to our failure to provide after-sale services.

●	Any violation of the terms of the agreements may result in the termination of the agreements and the breaching party shall be responsible for all economic losses.

Minimum Purchase Requirements

Although the material terms of our sales framework agreements with our major customers are identical, the minimum purchase amounts differ depending on the particular customer. If the customer fails to purchase the minimum purchase amount in the applicable agreement, the price charged for our products will increase by at least 10% when the agreements are renewed after the term. For MultimediaLink Inc. and E-Lead Electronic Co. Ltd., the minimum purchase amounts are as follows: $6 million for 2019, $7.5 million for 2020, $8.5 million for 2021, $9.5 million for 2022, and $10.5 million for 2023. For Shenzhen Soling Industrial Co., the minimum purchase amounts are approximately $7.8 million for 2019, $9.2 million for 2020, $10.7 million for 2021, $11.4 million for 2022, and $12.1 million for 2023. For Suzhou Weinview Co., Ltd., the minimum purchase amounts are approximately $5.0 million for 2019, $6.4 million for 2020, $7.8 million for 2021, $9.0 million for 2022, and $10.0 million for 2023. For Siemens Industrial Automation Products (Chengdu) Co., Ltd. the minimum purchase amounts are approximately $5.7 million for 2019, $7.1 million for 2020, $8.3 million for 2021, $9.2 million for 2022, and $10.2 million for 2023. For Shanghai Sigang Electronics Co., Ltd., the minimum purchase amounts are approximately $5.7 million for 2019, $7.1 million for 2020, $8.3 million for 2021, $9.2 million for 2022, and $10.0 million for 2023.

In 2019, our PRC subsidiary has supplemental agreements to our sales framework agreements with five (5) customers, namely (1) MultimediaLink Inc., (2) Shenzhen Soling Industrial Co., Ltd., (3) E-Lead Electronic Co. Ltd., (4) Suzhou Weinview Co., Ltd. and (5) Omron (Guangzhou) Automotive Electronics Co., Ltd. Pursuant to these supplemental agreements, the above five customers were entitled to receive 5% concessions from the total purchases they made to us. As a result of these concessions, the above customers received concessions totaling an aggregate of approximately $0.75 million for the year ended December 31, 2019.

In 2020, our PRC subsidiary has supplemental agreements to our sales framework agreements with four (4) customers, namely (1) MultimediaLink Inc., (2) E-Lead Electronic Co. Ltd., (3) Suzhou Weinview Co., Ltd. and (4) Omron (Guangzhou) Automotive Electronics Co., Ltd. Pursuant to these supplemental agreements, the above four customers were entitled to receive 5% concessions from the total purchases they made to us. As a result of these concessions, the above customers received concessions totaling an aggregate of approximately $0.95 million for the year ended December 31, 2020.

As of December 31, 2021, other than as provided above, we did not provide any concession to any other customers.

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

Our main target markets are economically developed countries and regions, including eastern, southern, northern and southwest regions of China, South Korea, and Germany. We believe that we have established a strong client base, including global well-known institutional customers. Overseas sales were $9.9 million in 2020 as compared to $13.5 million in 2019.

We target these overseas customers mainly via our online marketing efforts. In order to market our products, occupy more market share and secure more quality customer, we frequently participate in, and promote our products at, specific touchscreen technology exhibitions held internationally.

In addition to the top five (5) customers, we also have sales framework agreements with our major customers and direct purchase orders with our other customers. In the past three years, we have entered into approximately 893 orders under both sales framework agreements and through direct purchase orders.

The key terms of the framework agreements with our major customers have similar terms with our top five (5) customers as above mentioned. The key terms of the purchase order provide the following:

○	The product name, specification, quantity, price, order amount and delivery date are specified in each order.

○	Delivery method and packaging requirements are specified in each order

○	Payment terms are specified in each order.

○	Breach of order terms by customers in some orders.

○	Guaranty terms in some orders.

Pursuant to the purchaser orders, either through frame agreements or direct orders, our PRC subsidiary is obligated to provide 1) products per the specific requirements of the orders, and 2) unconditional defect guaranty for our products. Any violation of the order terms may result in termination of the orders or replacement of our products.

As of the date of this annual report, our PRC subsidiary has never violated any framework agreements or purchase orders and therefore never incurred any economic losses as a result of our agreements; no penalty has ever been incurred by us due to our delay of delivering products and our PRC subsidiary has always complied with all terms set forth in the frame agreements and purchase orders.

For the year ended December 31, 2021, the revenues generated from our domestic customers amounted to approximately $27.2 million, constituting approximately 66.7% of our total revenues, with overseas customers accounting for approximately $13.6 million, constituting approximately 33.3% of our total revenues, respectively. For the year ended December 31, 2020, the revenues generated from our domestic customers amounted to approximately $21.4 million, constituting approximately 68.4% of our total revenues, with overseas customers accounting for approximately $9.9 million, constituting approximately 31.6% of our total revenues, respectively. For the year ended December 31, 2019, the revenues generated from our domestic customers amounted to approximately $26.5 million, constituting approximately 66.2% of our total revenues. Revenues generated from our overseas customers amounted to approximately $13.5 million, constituting approximately 33.8% of our total revenues.

Our Suppliers

Our PRC subsidiary has no supply agreements with our suppliers. We can utilize any supplier we determine and there are no minimum purchase requirements when we place orders with our suppliers.

We place purchase orders with suppliers of raw materials for the production of our products. In the past two and a half years, our PRC subsidiary has entered into over twelve thousand purchase orders. The general terms of the purchase order include:

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

As of December 31, 2021, we have a total number of 113 suppliers. We do not consider any of our suppliers to be material to our business and we can utilize any supplier we determine at our sole discretion. Although we can utilize any supplier we determine, we believe that we established healthy and stable relationships with our significant suppliers. These suppliers, in the aggregate, accounted for over 30% of our raw material purchases both for the year ended December 31, 2021 and the year ended December 31, 2020. For the years ended December 31, 2021 and 2020, three suppliers, Sichuan Jiahai Trading Co., Ltd, Xiamen Baijun Photoelectric Technology Co., Ltd, and Zhuhai Super-Win Electronics Technology Co., Ltd, in the aggregate accounted for approximately 37.5% of our total raw material purchases. Our PRC subsidiary does not have supply agreements with any of them and all of our raw material procurement with them are processed through our PRC subsidiary’s purchase orders. There are no minimum purchase requirements with any of our suppliers, including these three significant ones.

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

Research and Development

We are committed to our own research and development projects as well as partnership initiatives in order to continuously and systematically upgrade our touchscreen technology. As of the date of this annual report, we have 6 employees in our R&D department.

Intellectual Property

Our business is dependent on a combination of trademarks, patents, domain names, trade names, trade secrets and other proprietary rights in order to protect our intellectual property rights. As of the date of this annual report, we have one registered trademark in mainland China and ten registered patents in the PRC under our former PRC subsidiary, Sichuan Wetouch.

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

Patents

Set forth below is a detailed description of our registered patents under our former PRC subsidiary, Sichuan Wetouch, which we are currently in the process of assigning to our PRC subsidiary, Sichuan Vtouch:

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

Patents registered in China cannot be enforced in other jurisdictions to which the Company supplies its products. We currently have registered patents only in China. We plan to submit patent registration applications in our target market jurisdictions including United States, Europe, Australia, Japan, Korea, Taiwan, India and Russia. The estimated costs for these patent registrations would be approximately $160,000. We estimate that it may take two to three years to obtain the patent registrations in the above countries.

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

Our PRC subsidiary originally received Pollutant Discharge Permit from Renshou County environmental protection agency, which expired on May 15, 2019. Pursuant to a Statement on Change of Pollutant Discharge Permit to Stationary Pollution Source Registration Form dated September 1, 2020, the environmental protection system in Renshou County, Sichuan, was changed from permission to registration due to local administrative division change. Therefore, upon submission of all required documentation, our PRC subsidiary is registered under the new system by issuance of the Stationary Pollution Source Registration Form.

The Company is not aware of any investigations, prosecutions, disputes, claims or other proceedings in respect of environmental protection, nor has the Company been punished or can foresee any punishment to be made by any environmental administration authorities of the PRC.

Competitive Strengths

We are dedicated to the production of high quality products that are tailored to customers’ requirements and commercial needs. Our competitive strengths include:

●	Our economy of scale lowers our cost and appeals to big clients with large quantity purchase orders;

●	Our centralized manufacturing facility enables us to produce all different products within the same location with batch consistency and quality assurance;

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

●	Improve existing technology. We intend to improve our existing technology and occupy more market share. Our products are categorized into the following three main structures: GG (Glass + Glass), GFF (Glass + Film + Film), and PG(Plastic Glass). GG is mainly used in the automobile and banking and finance industries. We plan to make technological improvements on GG structure and mainly focus on improving its production capability and delivering quality products for brand customers. GFF is mostly applied in industrial HMI and lottery and gaming industries. We plan to continue to concentrate on high-end industrial HMI products. PG is primarily employed in smart home, robotics and charging stations industries. We plan to upgrade the production line of PG to improve its production capability and create greater adaptability to changes in product size. We have developed the industry 4.0 intelligent system, which is still under testing as of the date of this annual report. Upon successfully passing the testing phase and registering the patent, we plan to apply it to various manufacturing industries. As of the date of this annual report, we have sufficient funds to effectuate our plans.

●	Solidify our industry position by gaining additional market share. Our goal is to strengthen our market position and accelerate our expansion by expanding our scale and gaining additional market share. We plan to increase investment in our business and expand our production capacity through horizontal or vertical acquisitions, strategic partnerships and joint ventures. We plan to invest additional capital in technology research and development and acquiring new equipment to increase production capacity. In addition, we plan to participate in more expos or exhibitions domestically and internationally. With more exposure and promotion, we believe our product and brand will be better recognized. Currently we have no agreements or letters of intent for any acquisitions, partnerships or ventures.

●	Uphold our commitment to product quality. We intend to uphold our commitment to product quality to ensure consistently high standards throughout our operations. We intend to achieve greater traceability of our products and maintain the highest quality standards in all of our business units. To this end, we plan to continue to maintain our quality monitoring systems across the entire operation by strictly selecting suppliers and meeting clients’ technology requirements, closely monitoring quality, keeping records of everyday operations, and complying with national and local laws and regulations on product quality, employees, and environment sustainability. We believe such practice largely conforms with the industry’s best practices in China.

●	Expand our sales and distribution network. We hope to expand our sales and distribution network to penetrate new geographic markets, further gaining market share in existing markets and accessing a broader range of customers. We will continue to expand our sales network, leveraging our local resources to quickly enter new markets, while also minimizing requirements for capital outlay. We plan to focus on brand clients and concentrate on high-end industry such as industrial HMI, banking and finance, medical instruments, military, aviation, and POS and increase our presence in both new and existing markets.

●	Enhance our ability to attract, incentivize and retain talented professionals. We believe our success greatly depends on our ability to attract, incentivize and retain talented professionals. With a view to maintaining and improving our competitive advantage in the market, we plan to implement a series of initiatives to attract additional and retain mid- to high-level personnel, including formulating a market-oriented employee compensation structure and implementing a standardized multi-level performance review mechanism.

Competition

The markets for touchscreen products are highly competitive and subject to rapid technological change. We believe that the principal competitive factors in its markets are product characteristics such as touch performance, durability, optical clarity and price, as well as supplier characteristics such as quality, service, delivery time and reputation. We believe that we compete favorably with respect to these factors, although there can be no assurance that the Company will be able to continue to compete successfully in the future.

Despite that touchscreen products are highly competitive as a whole, we face fewer competitors, as we produce medium to large size touchscreens which are specially tailored to certain industries, such as industrial HMI, gaming, financing, lottery, automotive, medical, and POS, among others, and require more stable supply and longer guaranty and life span, compared with small size touchscreens, which are characterized by shorter life cycles and guaranty but more demand in quantity.

We believe the following companies may be our competitors:

●	Apex Material Technology Corp., founded in 1998, is committed to the development and innovation of resistive and projected capacitive (PCI or PCAP) total touch solutions. With its headquarter based in Keelung, Taiwan and a subsidiary located in Milwaukee, Wisconsin, it designs and manufactures advanced high-performance touch products for industrial and medical applications. Compared with us, although it has a longer history and geographical advantages, it mainly focuses on resistive touch panels and recently started production of capacitive touchscreens mostly applicable to the industrial HMI and medical industries, while our products are more widely used in a variety of industries.

●	Elo Touch Systems Inc., based and headquartered in the United States, has a history of over 40 years for the production of touchscreens. Its product portfolio includes a broad selection of interactive touchscreen displays from 10-70 inches, all-in-one touchscreen computers, OEM touchscreens and touchscreen controllers and touchscreen monitors. Compared with us, although it has a longer history and geographical advantages when it comes to the competition for U.S. customers and other international customers, it recently started the production of capacitive touchscreens mostly applicable to POS and inquiry machines, while our products are more widely used in a variety of industries.

●	AbonTouch System Inc, established in 2005, mainly focuses on manufacturing and sales of mid to large size (7”~86”) “Projective Capacitive Sensors,” (7”~21.5”) “Five-Wire Resistive Zero-Bezel Touch Panels” and (5”~21.5”) “Five-Wire Resistive Touch Panels.” Compared with us, although it has a longer history and geographical advantages, it mainly focuses on resistive touch panels and recently started production of capacitive touchscreens mostly applicable to POS, inquiry machines and industrial HMI, while our products are more widely used in a variety of industries.

Industry

Since inception, we have positioned ourselves in the professional touchscreen industry. Touchscreen is an input and output device and layered on top of an electronic visual display of an information processing system, allowing individuals to access information and interact with the device simply by touching the device’s screen with a finger or a specialized tool. Accordingly, the ease of use offered by touchscreen-based systems makes the systems well suited both for applications for the general public and for specialized applications for institutional users and trained computer users.

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

Investment activities in the PRC by foreign investors are principally governed by the Guidance Catalogue of Industries for Foreign Investment, or the Catalogue, which was promulgated and is amended from time to time by the Ministry of Commerce, or the MOFCOM, and the National Development and Reform Commission, or the NDRC. Restricted and prohibited industries are listed in the Catalogue. The Catalogue sets out a unified basis for the special administrative measures for foreign investment access. Fields not mentioned in the list for foreign investment access, including touchscreen manufacturing, are administered under the principle of equal treatment for domestic and foreign capital.

Industries not listed in the Catalogue are generally deemed as constituting a “permitted” category. According to the Catalogue, touchscreen manufacturing is classified as industry where foreign investments are permitted.

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

Regulations on Environmental Protection

Environmental Protection Law

The Environmental Protection Law of the PRC, or the Environmental Protection Law, was promulgated and effective on December 26, 1989, and most recently amended on April 24, 2014, which amendments became effective January 1, 2015. This Environmental Protection Law has been formulated for the purpose of protecting and improving both the living environment and the ecological environment, preventing and controlling pollution, other public hazards and safeguarding people’s health.

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

As of the date of this prospectus, we are not aware of any warning, investigations, prosecutions, disputes, claims or other proceedings in respect of customer rights protection, nor have we been punished or can foresee any punishment to be made by any government authorities of the PRC.

Regulations on Intellectual Property Rights

Regulations on Trademark

Trademarks are protected by the PRC Trademark Law adopted in 1982 and subsequently amended as well as the Implementation Regulations for the Trademark Law of the PRC in 2002 and subsequently amended in 2014. The Trademark Office under the SAIC handles trademark registrations. Trademarks can be registered for a term of ten years and can be extended for another ten years if requested upon expiry of the first or any renewed ten-year term. The PRC Trademark Law has adopted a “first-to-file” principle with respect to trademark registration. Where a trademark for which a registration application has been made is identical or similar to another trademark which has already been registered or been subject to a preliminary examination and approval for use on the same type of or similar commodities or services, the application for such trademark registration may be rejected. Any person applying for the registration of a trademark may not prejudice the existing right first obtained by others, nor may any person register in advance a trademark that has already been used by another party and has already gained a “sufficient degree of reputation” through such another party’s use. Trademark license agreements must be filed with the Trademark Office or its regional offices. As of September 30, 2021, we had 1 registered trademark in China.

Regulations on Patent Law

According to the PRC Patent Law (2008 Revision), the State Intellectual Property Office is responsible for administering patent law in China. The patent administration departments of the provincial, autonomous region, or municipal governments are responsible for administering patent law within their respective jurisdictions. The PRC patent system adopts a first-to-file principle, which means that when more than one person files different patent applications for the same invention, only the person who files the application first is entitled to obtain a patent of the invention. To be patentable, an invention or a utility model must meet three criteria: novelty, inventiveness, and practicability. A patent is valid for twenty years in the case of an invention and ten years in the case of utility models and designs. As of the date of this prospectus, we had 10 registered patents under our former PRC subsidiary Sichuan Wetouch, which we are in the process of assigning to our PRC subsidiary Sichuan Vtouch and 4 pending patents in China under our PRC subsidiary Sichuan Vtouch.

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

Pursuant to the Circular of the SAFE on Notice of State Administration of Foreign Exchange on Further Improvements and Adjustments to Foreign Exchange Control Policies for Direct Investment, which was promulgated on November 19, 2012, became effective on December 17, 2012, and was further amended on May 4, 2015, October 10, 2018, and December 30, 2019, approval of the SAFE is not required for opening a foreign exchange account and depositing foreign exchange into the accounts relating to the direct investments. This circular also simplifies foreign exchange-related registration required for foreign investors to acquire equity interests of PRC companies and further improve the administration on foreign exchange settlement for FIEs.

The Notice of the State Administration of Foreign Exchange on Further Simplifying and Improving the Foreign Exchange Management Policies for Direct Investment, or SAFE Circular 13, which became effective on June 1, 2015 and was amended on December 30, 2019, cancels the administrative approvals of foreign exchange registration of direct domestic investment and direct overseas investment and simplifies the procedure of foreign exchange-related registration. Pursuant to SAFE Circular 13, investors should register with banks for direct domestic investment and direct overseas investment.

The Notice of the State Administration of Foreign Exchange on Reforming the Administration of Foreign Exchange Settlement of Capital of Foreign-invested Enterprises, which was promulgated on March 30, 2015, became effective on June 1, 2015, and was amended on December 30, 2019, provides that an FIE may, according to its actual business needs, settle with a bank the portion of the foreign exchange capital in its capital account for which the relevant foreign exchange administration has confirmed monetary capital contribution rights and interests (or for which the bank has registered the injection of the monetary capital contribution into the account). Pursuant to this circular, for the time being, FIEs are allowed to settle 100% of their foreign exchange capital on a discretionary basis; an FIE should truthfully use its capital for its own operational purposes within the scope of its business; where an ordinary FIE makes domestic equity investment with the amount of foreign exchanges settled, the FIE must first go through domestic re-investment registration and open a corresponding account for foreign exchange settlement pending payment with the foreign exchange administration or the bank at the place where it is registered.

The Notice of the State Administration of Foreign Exchange on Policies for Reforming and Regulating the Control over Foreign Exchange Settlement under the Capital Account, which was promulgated and became effective on June 9, 2016, provides that enterprises registered in China may also convert their foreign debts from foreign currency into Renminbi on a self-discretionary basis. This circular also provides an integrated standard for conversion of foreign exchange under capital account items (including, but not limited to, foreign currency capital and foreign debts) on a self-discretionary basis, which applies to all enterprises registered in China.

On January 26, 2017, SAFE promulgated the Notice of State Administration of Foreign Exchange on Improving the Check of Authenticity and Compliance to further Promote Foreign Exchange Control, which stipulates several capital control measures with respect to the outbound remittance of profit from domestic entities to offshore entities, including: (i) banks should check board resolutions regarding profit distribution, the original version of tax filing records, and audited financial statements pursuant to the principle of genuine transactions; and (ii) domestic entities should hold income to account for previous years’ losses before remitting the profits. Moreover, pursuant to this circular, domestic entities should make detailed explanations of the sources of capital and utilization arrangements, and provide board resolutions, contracts, and other proof when completing the registration procedures in connection with an outbound investment.

On October 25, 2019, the SAFE promulgated the Notice of the State Administration of Foreign Exchange on Further Promoting the Facilitation of Cross-border Trade and Investment, which, among other things, allows all FIEs to use Renminbi converted from foreign currency-denominated capital for equity investments in China, as long as the equity investment is genuine, does not violate applicable laws, and complies with the negative list on foreign investment. However, since this circular is newly promulgated, it is unclear how the SAFE and competent banks will carry it out in practice.

According to the Regulations of the PRC on Administration of Company Registration, which were promulgated by the State Council on June 24, 1994, became effective on July 1, 1994, and were amended on February 6, 2016, and other laws and regulations governing FIEs and company registrations, the establishment of an FIE and any capital increase and other major changes in an FIE should be registered with the State Administration for Market Regulation or its local counterparts and filed via the enterprise registration system.

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

As of the date of this prospectus, the PRC residents have either not completed, or have not applied for, foreign exchange registration under the SAFE Circular 37 and other related rules. Although they are either in the process of making foreign exchange registration or plan to make foreign exchange registrations, they may still be faced with the above possible fines in accordance with the PRC Laws.

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

Regulation on M&A Rules

In August 2006, six PRC governmental agencies jointly promulgated the Provisions on Foreign-funded Mergers and Acquisitions of Domestic Enterprises, or the M&A Rule, as most recently amended in 2009. The M&A Rule requires offshore special purpose vehicles formed to pursue overseas listing of equity interests in PRC companies and controlled directly or indirectly by PRC companies or individuals to obtain the approval of the China Securities Regulatory Commission (“CSRC”) prior to the listing and trading of such special purpose vehicle’s securities on any stock exchange overseas.

The application of the M&A Rules remains unclear. We believe that, to our understanding, based on the current PRC laws, rules and regulations, prior approval from the CSRC is not required under the M&A Rules for the listing and trading of our shares because (i) the CSRC currently has not issued any definitive rule or interpretation concerning whether offerings under the document are subject to the M&A Rules; (ii) the PRC subsidiary is directly established as wholly foreign-owned enterprises, and the Company has not acquired any equity interest or assets of a PRC domestic company owned by PRC companies or individuals as defined under the M&A Rules that are the Company’s beneficial owners after the effective date of the M&A Rules. However, uncertainties still exist as to how the M&A Rules will be interpreted and implemented and our opinions summarized above are subject to any new laws, rules and regulations or detailed implementations and interpretations in any form relating to the M&A Rules.

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

Employees

As of April 15, 2022, we had 126 full-time employees. We have no part time employees or independent contractors. None of our employees are represented by a collective bargaining agreement, and we have never experienced any work stoppage. We believe we have good relations with our employees.

Corporate Information

We were incorporated in Nevada on August 31, 1992. Our principal executive offices are located at No. 29, Third Main Avenue, Shigao Town, Renshou County, Meishan, Sichuan, China. Our telephone number is (86) 028-37390666. Our Websites are www.wetouchinc.com and www.wetouch.com.cn, the latter of which is only accessible in the PRC.

ITEM 1A.	RISK FACTORS

Investing in our securities involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Annual Report, before deciding to invest in our securities. If any of the following risks materialize, our business, financial condition, results of operation and prospects will likely be materially and adversely affected. In that event, the market price of our common stock could decline, and you could lose all or part of your investment.

Risks Related to Our Business and Industry

The current COVID-19 pandemic, as well as other epidemics, natural disasters, terrorist activities, political unrest, and other outbreaks could disrupt our delivery and operations, which could materially and adversely affect our business, financial condition, and results of operations.

For the year ended December 31, 2021, our revenues were approximately $40.8 million, an increase of 30.0% from $31.3 million for year ended December 31, 2020. The current COVID-19 pandemic adversely affected many aspects of our business, including production, supply chain, and sales and delivery. Our manufacturing facility underwent temporary yet prolonged closure in February 2020 as part of China’s nationwide efforts to contain the spread of the novel coronavirus. Even though our business is currently operational, our production capacity, delivery, warranty services including after-sale services and technical support, and operational efficiency are still adversely affected by the COVID-19 pandemic due to insufficient workforce in production, sales, and delivery as a result of temporary travel restrictions in China and the necessity to comply with disease control protocols in our business establishments and manufacturing facility. Our suppliers’ abilities to timely deliver raw materials, parts and components, or other services were also adversely affected for similar reasons. The global spread of COVID-19 may also affect our overseas sales. As a result of varying levels of travel and other restrictions for public health concerns in various regions of China, we also temporarily postponed the delivery of our products to our customers. While the duration of the impact of the pandemic on our business and related financial impacts cannot be reasonably estimated at this time, our results of operations for the first half of 2020 were adversely affected with potential continuing impacts on subsequent periods. In addition, we expect that the COVID-19 pandemic may adversely affect our manufacturing ability, our delivery and after-sale services in China, which may adversely affect our sales and delivery growth in 2020. COVID-19 has had a global economic impact on the financial markets. The global spread of COVID-19 pandemic may result in global economic distress, and the extent to which it may affect our results of operations will depend on future developments, which are highly uncertain and cannot be predicted. We cannot assure you that the COVID-19 pandemic can be eliminated or contained in the near future, or at all, or a similar outbreak will not occur again. If the COVID-19 pandemic and the resulting disruption to our business were to extend over a prolonged period, it could materially and adversely affect our business, financial condition, and results of operations.

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

We are heavily dependent on our top customers. We currently sell our products primarily through direct customers in the PRC and to some extent, the overseas customers in European countries and East Asia such as South Korea and Taiwan. For the year ended December 31, 2021 and 2020, our top five customers accounted for an aggregate of approximately 79.6% and 73.31%, respectively, of our revenues.

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

We have a significant amount of accounts receivable, which could become uncollectible.

As of December 31, 2021, we had approximately $7.9 million in accounts receivable. Our accounts receivable primarily includes balance due from customers when our products are sold and delivered to customers. Our customers are required to make full payment within three to five months from delivery date, although our industry typical payment term is 180 days from delivery. As a result of the COVID-19 outbreak in January 2020, collection activities from some of our customers affected by the pandemic resulted in longer payment terms. We impliedly granted extended payment terms until December 31, 2020 to some of our customers. As of December 31, 2020, we collected all overdue accounts receivable and resumed our typical payment term. Deteriorating conditions in, bankruptcies, or financial difficulties of a customer or within their industries generally may impair the financial condition of our customers and hinder their ability to pay us on a timely basis or at all, and accounts receivable are written off against allowances only after exhaustive collection efforts. The failure or delay in payment by one or more of our customers could reduce our cash flows and adversely affect our liquidity and results of operations.

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

If we do not obtain substantial additional financing, our ability to execute on our business plan may be impaired.

Due to the withdrawal of the land use right to the Property and cancellation of our ownership certificates pertaining to the buildings on the Property by the local government pursuant to the Guidelines and the Compensation Agreement, we are actively searching for an appropriate parcel in Chengdu Medicine City (Technology Park), Wenjiang District, Chengdu for the construction of our new production facilities and office buildings. As of the year ended December 31, 2021, our management estimates that our capital needs for this acquisition and construction will be approximately RMB170.0 million ($26.2 million), but there is no assurance that the estimated amount is sufficient to achieve our goals. We may need additional financing for our business development.

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

At the year ended December 31, 2021, our use right to the Property was withdrawn by the local government and all ownership certificates pertaining to the buildings on the Property were returned to the local government for cancellation.

In order to minimize the interruption of our business, Sichuan Vtouch entered into a Leaseback Agreement with Sichuan Renshou on March 16, 2021. The Leaseback Agreement entitles us to lease back the Properties commencing from April 1, 2021 until December 31, 2021, at a monthly rent of RMB300,000 (approximately $46,154), which period has been extended to October 31, 2022.

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

Mr. Guangde Cai, our Chairman, beneficially owns 7.7% of our outstanding shares and his interests may differ from the interests of other shareholders, which could cause a material decline in the value of our shares.

Since Mr. Guangde Cai, our Chairman, beneficially owns 7.7% of our outstanding shares, he could have significant influence on determining the outcome of any matters submitted to the shareholders for approval, including mergers, consolidations, the election of directors and other significant corporate actions. Without his consent, we may be prevented from entering into transactions that could be beneficial to us or our minority shareholders. His interest may differ from the interests of our other shareholders. The concentration in the ownership of our shares may cause a material decline in the value of our shares.

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

The Chinese government has provided tax incentives to our former subsidiary in China, Sichuan Wetouch, including reduced enterprise income tax rates. For example, under the PRC Enterprise Income Tax Law and its implementation rules, the statutory enterprise income tax rate is 25%. However, the income tax of an enterprise that has been determined to be a qualified enterprise located in western region of PRC can be reduced to a preferential rate of 15%. The qualification of preferential tax rate is effective for a renewable three-year permitted. As Sichuan Wetouch’s business and operations have been assumed by our PRC subsidiary Sichuan Vtouch, Sichuan Vtouch has reapplied for the preferential rate of 15% as a qualified enterprise. Such application is currently pending with the PRC tax authorities. If our PRC subsidiary’s application for the qualification of preferential tax rate benefit is not approved, our PRC subsidiary will be subject to the statutory enterprise income tax rate of 25%. Further, in the ordinary course of our business, we are subject to complex income tax and other tax regulations, and significant judgment is required in the determination of a provision for income taxes. Although we believe our tax provisions are reasonable, if the PRC tax authorities successfully challenge our position and we are required to pay tax, interest, and penalties in excess of our tax provisions, our financial condition and results of operations would be materially and adversely affected.

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

We do not have long-term contracts with our suppliers and they can reduce order quantities or terminate their sales to us at any time.

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

Risks Related to Doing Business in China

Adverse regulatory developments in China may subject us to additional regulatory review and expose us to government restrictions, and additional disclosure requirements and regulatory scrutiny to be adopted by the SEC in response to risks related to recent regulatory developments in China may impose additional compliance requirements for companies with significant China-based operations, all of which could increase our compliance costs, subject us to additional disclosure requirements, and/or suspend or terminate our future securities offerings, making capital-raising more difficult.

As substantially all of our operations are based in China, we are subject to a wide range of relevant PRC laws. The recent regulatory developments in China, in particular with respect to restrictions on China-based companies raising capital offshore and the government-led cybersecurity reviews of certain companies, may lead to additional regulatory review in China over our financing and capital raising activities in the United States. In addition, we may become subject to industry-wide regulations that may be adopted by the relevant PRC authorities, which may have the effect of limiting our product and service offerings, restricting the scope of our operations in China, or causing the suspension or termination of our business operations in China entirely, all of which will materially and adversely affect our business, financial condition and results of operations. We may have to adjust, modify, or completely change our business operations in response to adverse regulatory changes or policy developments, and we cannot assure you that any remedial action adopted by us can be completed in a timely, cost-efficient, or liability-free manner or at all.

On July 6, 2021, the relevant PRC government authorities published the Opinions on Strictly Cracking Down Illegal Securities Activities in Accordance with the Law. These opinions call for strengthened regulation over illegal securities activities and supervision on overseas listings by China-based companies and propose to take effective measures, such as promoting the construction of relevant regulatory systems to deal with the risks and incidents faced by China-based overseas-listed companies. On December 24, 2021, the CSRC released the Administrative Provisions of the State Council Regarding the Overseas Issuance and Listing of Securities by Domestic Enterprises (Draft for Comments) (the “Draft Administrative Provisions”) and the Measures for the Overseas Issuance of Securities and Listing Record-Filings by Domestic Enterprises (Draft for Comments) (the “Draft Filing Measures”, together with the Draft Administrative Provisions, the “Draft Rules”). The Draft Rules lay out the filing regulations for both direct and indirect overseas listings and clarify the determination criteria for indirect overseas listings in overseas markets. Among other requirements, if a domestic enterprise intends to indirectly offer and list securities in an overseas market, the record-filing obligation shall be completed within three working days after the overseas listing application is submitted. The Draft Rules, if enacted, may subject us to additional compliance requirement in the future, and we cannot assure you that we will be able to obtain clearance of filing procedures under the Draft Rules on a timely basis, or at all.

Based on existing PRC laws and regulations, as advised by our PRC legal advisor, we are not required to obtain any pre-approval from the CSRC to conduct this Underwritten Offering, subject to interpretation of the existing PRC laws and regulations by the PRC government authorities. As of the date of this prospectus, we have not received any inquiry, notice, warning, sanctions or any regulatory objections to this Underwritten Offering from the CSRC.

On July 10, 2021, the Cyberspace Administration of China issued the Measures for Cybersecurity Review (Revision Draft for Comments), or the Measures, for public comments, which propose to authorize the relevant government authorities to conduct cybersecurity review on a range of activities that affect or may affect national security, including listings in foreign countries by companies that possess the personal data of more than one million users. On December 28, 2021, the Measures for Cybersecurity Review (2021 version) were promulgated and will become effective on February 15, 2022 (the “Measures”), which iterates that any “online platform operators” controlling personal information of more than one million users that seeks to list on a foreign stock exchange shall also be subject to cybersecurity review. As we are neither an “operator of critical information infrastructure” nor a “data processor” carrying out data processing activities that affect or may affect national security, we believe that the Measures are not applicable to us even after they take effect in current form. The PRC government is increasingly focused on data security, recently launching cybersecurity review against a number of mobile apps operated by several US-listed Chinese companies and prohibiting these apps from registering new users during the review period. There are great uncertainties regarding the interpretation and enforcement of PRC laws, rules and regulations regarding data and privacy security. We may be required to change our data and other business practices and be subject to regulatory investigations, penalties, and increased cost of operations as a result of these laws and policies.

On July 30, 2021, in response to the recent regulatory developments in China and actions adopted by the PRC government, the Chairman of the SEC issued a statement asking the SEC staff to seek additional disclosures from offshore issuers associated with China-based operating companies before their registration statements will be declared effective, including whether the China-based operating company and the issuer, when applicable, received or were denied permission from Chinese authorities to list on U.S. exchanges and the risks that such approval could be denied or rescinded. On August 1, 2021, the China Securities Regulatory Commission stated in a statement that it had taken note of the new disclosure requirements announced by the SEC regarding the listings of Chinese companies and the recent regulatory development in China, and that both countries should strengthen communications on regulating China-related issuers. We are subject to a variety of PRC laws and may be subject to tightened regulatory review and exposed to government restrictions in China. In light of the recent regulatory and policy developments in China and government actions taken by the PRC government, including possible imposition of restrictions and/or approval requirements on China-based companies raising capital offshore, the offering of our securities may be subject to additional disclosure requirements and review that the SEC or other regulatory authorities in the United States may adopt for companies with China-based operations.

Recent joint statement by the SEC and the Public Company Accounting Oversight Board (United States), or the PCAOB, proposed rule changes submitted by Nasdaq, and the newly enacted Holding Foreign Companies Accountable Act all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB. These developments could add uncertainties to the trading of our common stock on U.S. stock exchanges, including the possibility that our securities can be delisted if the PCAOB cannot inspect or fully investigate our auditor.

On April 21, 2020, the SEC Chairman and PCAOB Chairman, along with other senior SEC staff, released a joint statement highlighting the risks associated with investing in companies based in or have substantial operations in emerging markets including China. The joint statement emphasized the risks associated with lack of access for the PCAOB to inspect auditors and audit work papers in China and higher risks of fraud in emerging markets.

On May 18, 2020, Nasdaq filed three proposals with the SEC to (1) apply minimum offering size requirement for companies primarily operating in “Restrictive Market,” (2) adopt a new requirement relating to the qualification of management or board of director for Restrictive Market companies, and (3) apply additional and more stringent criteria to an applicant or listed company based on the qualifications of the company’s auditor.

On June 4, 2020, the U.S. President issued a memorandum ordering the President’s working group on financial markets to submit a report to the President within 60 days of the date of the memorandum that should include recommendations for actions that can be taken by the executive branch and by the SEC or PCAOB to enforce U.S. regulatory requirements on Chinese companies listed on U.S. stock exchanges and their audit firms. However, it remains unclear what further actions, if any, the U.S. executive branch, the SEC, and PCAOB will take to address the problem.

On August 6, 2020, the President’s working group released a report recommending that the SEC take steps to implement the five recommendations outlined in the report. In particular, to address companies from jurisdictions that do not provide the PCAOB with sufficient access to fulfill its statutory mandate, the President’s working group recommended enhanced listing standards on U.S. stock exchanges. This would require, as a condition to initial and continued exchange listing, PCAOB access to work papers of the principal audit firm for the audit of the listed company. Companies unable to satisfy this standard as a result of governmental restrictions on access to audit work papers and practices in their jurisdiction may satisfy this standard by providing a co-audit from an audit firm with comparable resources and experience where the PCAOB determines it has sufficient access to audit work papers and practices to conduct an appropriate inspection of the co-audit firm. The report permits the new listing standards to provide for a transition period until January 1, 2022 for listed companies, but would apply immediately to new listings once the necessary rulemakings and/or standard-setting are effective.

On August 10, 2020, the SEC announced that the SEC Chairman had directed the SEC staff to prepare proposals in response to the report of the President’s working group, and that the SEC was soliciting public comments and information with respect to the development of these proposals.

On May 20, 2020, the U.S. Senate passed the Holding Foreign Companies Accountable Act, or the Act. The Act was approved by the U.S. House of Representatives on December 2, 2020. On December 18, 2020, the Act was signed into public law by the President of the United States. In essence, the Act requires the SEC to prohibit foreign companies from listing securities on U.S. securities exchanges if a company retains a foreign accounting firm that cannot be inspected by the PCAOB for three consecutive years, beginning in 2021. On March 24, 2021, the SEC announced that it had adopted interim final amendments to implement congressionally mandated submission and disclosure requirements of the Act. The interim final amendments will apply to registrants that the SEC identifies as having filed an annual report on Forms 10-K, 20-F, 40-F or N-CSR with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that the PCAOB has determined it is unable to inspect or investigate completely because of a position taken by an authority in that jurisdiction.

The enactment of the Act and any additional actions, proceedings, or new rules resulting from these efforts to increase U.S. regulatory access to audit information could cause investors uncertainty for affected issuers and the price of our shares could be adversely affected, and we could face regulatory sanctions if we and our auditor are unable to meet the PCAOB inspection requirement.

The lack of access to the PCAOB inspection in China prevents the PCAOB from fully evaluating audits and quality control procedures of the auditors based in China. As a result, investors may be deprived of the benefits of such PCAOB inspections. The inability of the PCAOB to conduct inspections of auditors in China makes it more difficult to evaluate the effectiveness of these accounting firm’s audit procedures or quality control procedures as compared to auditors outside of China that are subject to the PCAOB inspections.

Our auditor, the independent registered public accounting firm that issues the audit report, as an auditor of companies that are traded publicly in the United States and a firm registered with the PCAOB, is subject to laws in the United States, pursuant to which the PCAOB conducts regular inspections to assess its compliance with the applicable professional standards. Our auditor is headquartered in Lakewood, Colorado and has been inspected by the PCAOB on a regular basis with the last inspection in 2021 with inspection report available in November 2022. However, if our application to list our common stock on Nasdaq is approved, the recent developments would add uncertainties to the trading of our shares on U.S. stock exchanges, and we cannot assure you whether Nasdaq or regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach, or experience as it relates to our audit.

PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from using the proceeds of this offering to make loans or additional capital contributions to our Chinese subsidiaries, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

We are an offshore holding company conducting our operations in China. We may make loans to our PRC subsidiaries to the approval, registration, and filing with governmental authorities and limitation of amount, or we may make additional capital contributions to our wholly foreign-owned subsidiaries in China. Any loans to our wholly foreign-owned subsidiaries in China, which are treated as foreign-invested enterprises under PRC law, are subject to foreign exchange loan registrations. In addition, a foreign invested enterprise shall use its capital pursuant to the principle of authenticity and self-use within its business scope. The capital of a foreign invested enterprise shall not be used for the following purposes: (i) directly or indirectly used for payment beyond the business scope of the enterprises or the payment prohibited by relevant laws and regulations; (ii) directly or indirectly used for investment in securities or investments other than banks’ principal-secured products unless otherwise provided by relevant laws and regulations; (iii) the granting of loans to non-affiliated enterprises, except where it is expressly permitted in the business license; and (iv) paying the expenses related to the purchase of real estate that is not for self-use (except for the foreign-invested real estate enterprises).

In light of the various requirements imposed by PRC regulations on loans to and direct investment in PRC entities by offshore holding companies, we cannot assure you that we will be able to complete the necessary government registrations or obtain the necessary government approvals or filings on a timely basis, if at all, with respect to future loans by us to our Hong Kong or PRC subsidiaries or with respect to future capital contributions by us to our Hong Kong or PRC subsidiaries. If we fail to complete such registrations or obtain such approvals, our ability to use the proceeds from this offering and to capitalize or otherwise fund our Chinese operations may be negatively affected, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

Labor laws in the PRC may adversely affect our results of operations.

The PRC National People’s Congress promulgated the Labor Contract Law which became effective on January 1, 2008 and was amended on December 28, 2012, and the State Council promulgated implementing regulations for the labor contract law on September 18, 2008. The labor contract law and the implementing regulations impose requirements concerning, among others, the execution of written contracts between employers and employees, the time limits for probationary periods, and the length of employment contracts. The interpretation and implementation of these regulations are still evolving, our employment practices may violate the labor contract law and related regulations and we could be subject to penalties, fines or legal fees as a result. If we are subject to severe penalties or incur significant legal fees in connection with labor law disputes or investigations, our business, financial condition and results of operations may be adversely affected.

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

We have been subject to stricter regulatory requirements in terms of entering into labor contracts with our employees and paying various statutory employee benefits, including pensions, housing fund, medical insurance, work-related injury insurance, unemployment insurance and childbearing insurance to designated government agencies for the benefit of our employees. Pursuant to the PRC Labor Contract Law, or the Labor Contract Law, that became effective in January 2008 and its implementing regulations that became effective in September 2008 and was amended in July 2013, employers are subject to stricter requirements in terms of signing labor contracts, minimum wages, paying remuneration, determining the term of employees’ probation and unilaterally terminating labor contracts. In the event that we decide to terminate some of our employees or otherwise change our employment or labor practices, the Labor Contract Law and its implementation regulations may limit our ability to effect those changes in a desirable or cost-effective manner, which could adversely affect our business and results of operations. We believe our current practice complies with the Labor Contract Law and its amendments. However, the relevant governmental authorities may take a different view and impose fines on us.

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

We are subject to the U.S. Foreign Corrupt Practices Act (“FCPA”) and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute for the purpose of obtaining or retaining business. We are also subject to Chinese anti-corruption laws, which strictly prohibit the payment of bribes to government officials. We have operations, agreements with third parties, and make sales in China, which may experience corruption. Our activities in China may create the risk of unauthorized payments or offers of payments by one or more of the employees of our company, because such employees might act against our policies, outside of our control. Violations of the FCPA or Chinese anti-corruption laws may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

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

Changes in China’s economic, political or social conditions or government policies could have a material adverse effect on our business and operations. The PRC government has recently indicated an intent to exert more oversight and control over overseas securities offerings and other capital markets activities and foreign investment in China-based companies like us. Any such action, once taken by the PRC government, could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or in extreme cases, become worthless.

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

The PRC government has significant authority to exert influence on the ability of a China-based company, such as us, to conduct its business, accept foreign investments or list on an U.S. or other foreign exchanges. For example, we face risks associated with regulatory approvals of offshore offerings, anti-monopoly regulatory actions, as well as oversight on cybersecurity and data privacy. Such risks or any actions by the PRC government to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers could result in a material change in our operations and/or the value of our common stock or could significantly limit or completely hinder our ability to offer or continue to offer our common stock and/or other securities to investors and cause the value of such securities to significantly decline or be worthless. The PRC government has significant authority, oversight and discretion over the conduct of our business and may intervene with or influence our operations as the government deems appropriate to further regulatory, political and societal goals. The PRC government has recently published new policies that significantly affected certain industries such as the education and internet industries, and we cannot rule out the possibility that it will in the future release regulations or policies regarding our industry that could adversely affect our business, financial condition and results of operations. Furthermore, the PRC government has recently indicated an intent to exert more oversight and control over overseas securities offerings and other capital markets activities and foreign investment in China-based companies like us. Any such action, once taken by the PRC government, could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or in extreme cases, become worthless.

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

Uncertainties with respect to the PRC legal system, including uncertainties regarding the enforcement of laws and sudden and unexpected changes in laws and regulations in China, could adversely affect us and limit the legal protections available to you and us.

Our operations in China are governed by PRC laws and regulations. Our wholly foreign-owned PRC operating subsidiary Sichuan Vtouch is subject to laws and regulations applicable to foreign investment in China. The PRC legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions under the civil law system may be cited for reference but have limited precedential value. In addition, any new or changes in PRC laws and regulations related to foreign investment in China could affect the business environment and our ability to operate our business in China.

Since the PRC legal system continues to evolve rapidly, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involves uncertainties, which may limit legal protections available to us. Uncertainties due to evolving laws and regulations could also impede the ability of a China-based company, such as our company, to obtain or maintain permits or licenses required to conduct business in China. In the absence of required permits or licenses, governmental authorities could impose material sanctions or penalties on us. In addition, some regulatory requirements issued by certain PRC government authorities may not be consistently applied by other PRC government authorities (including local government authorities), thus making strict compliance with all regulatory requirements impractical, or in some circumstances impossible. From time to time, we may have to resort to administrative and court proceedings to enforce our legal rights. Any administrative and court proceedings in China may be protracted, resulting in substantial costs and diversion of resources and management attention. Since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory provisions and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy than in more developed legal systems. These uncertainties may impede our ability to enforce the contracts we have entered into and could materially and adversely affect our business and results of operations.

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

Furthermore, if China adopts more stringent standards with respect to environmental protection or corporate social responsibilities, we may incur increased compliance costs or become subject to additional restrictions in our operations. Intellectual property rights and confidentiality protections in China may also not be as effective as in the United States or other countries. In addition, we cannot predict the effects of future developments in the PRC legal system on our business operations, including the promulgation of new laws, or changes to existing laws or the interpretation or enforcement thereof. These uncertainties could limit the legal protections available to us and our investors, including you. Moreover, any litigation in China may be protracted and result in substantial costs and diversion of our resources and management attention.

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

The PRC government imposes controls on the convertibility of the Renminbi, or “RMB,” into foreign currencies and, in certain cases, the remittance of currency out of China. We receive some revenue and incur some expenses in U.S. dollars but incur other expenses primarily in RMB. Although our main business is based in mainland China or based in Hong Kong with our Chinese operating subsidiary, some of our business may require us to use U.S. dollars. We choose quotations based on price competitiveness. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from SAFE, by complying with certain procedural requirements. Approval from appropriate government authorities is required where Renminbi is to be converted into foreign currency and remitted out of the PRC to pay capital expenses such as the repayment of loans denominated in foreign currencies. The PRC government may, at its discretion, impose restrictions on access to foreign currencies for current account transactions and if this occurs in the future, we may not be able to pay in foreign currencies, and our business and operations may be adversely affected.

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

While the PRC’s government has pursued economic reforms since its adoption of the open-door policy in 1978, a large portion of the PRC’s economy is still operating under five-year plans and annual state plans. Through these plans and other economic measures, such as control on foreign exchange, taxation and restrictions on foreign participation in the domestic market of various industries, the PRC’s government exerts considerable direct and indirect influence on the economy. Many of the economic reforms carried out by the PRC’s government are unprecedented or experimental, and are expected to be refined and improved. Any readjustment process may not necessarily have a positive effect on our operations or future business development. Our operating results may be adversely affected by changes in the PRC’s economic and social conditions as well as by changes in the policies of the PRC government, such as changes in laws and regulations (or the official interpretation thereof), measures which may be introduced to control inflation, changes in the interest rate or method of taxation, and the imposition of restrictions on currency conversion.

The Chinese government exerts substantial influence over the manner in which we must conduct our business activities and may intervene or influence our operations at any time, which could result in a material change in our operations and/or the value of our common stock.

The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, environmental regulations, land use rights, property and other matters. The central or respective local governments may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. The Chinese government may intervene or influence our operations at any time, which could result in a material change in our operations and/or the value of our common stock.

Failure to comply with the Administrative Measures on Individual Foreign Exchange relating to the overseas direct investment or the engagement in the issuance or trading of securities overseas by our PRC resident stockholders may subject such stockholders to fines or other liabilities.

Other than Notice 37, our ability to conduct foreign exchange activities in the PRC may be subject to the interpretation and enforcement of the Implementation Regulations of the Administrative Measures for Individual Foreign Exchange promulgated by SAFE in January 2007 (as amended and supplemented, the “Administrative Measures on Individual Foreign Exchange”). Under the Administrative Measures on Individual Foreign Exchange, any PRC individual seeking to make a direct investment overseas or engage in the issuance or trading of negotiable securities or derivatives overseas must make the appropriate registrations in accordance with SAFE provisions. PRC individuals who fail to make such registrations may be subject to warnings, fines or other liabilities.

We may not be fully informed of the identities of all our beneficial owners who are PRC residents. For example, because the investment in or trading of our shares will happen in an overseas public or secondary market where shares are often held with brokers in brokerage accounts, it is unlikely that we will know the identity of all of our beneficial owners who are PRC residents. Furthermore, we have no control over any of our future beneficial owners and we cannot assure you that such PRC residents will be able to complete the necessary approval and registration procedures required by the Administrative Measures on Individual Foreign Exchange.

It is uncertain how the Administrative Measures on Individual Foreign Exchange will be interpreted or enforced and whether such interpretation or enforcement will affect our ability to conduct foreign exchange transactions. Because of this uncertainty, we cannot be sure whether the failure by any of our PRC resident stockholders to make the required registration will subject our PRC subsidiaries to fines or legal sanctions on their operations, delay or restriction on repatriation of proceeds of securities offering into the PRC, restriction on remittance of dividends or other punitive actions that would have a material adverse effect on our business, results of operations and financial condition.

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

We believe our Company, excluding our PRC subsidiaries, is not a PRC resident enterprise for PRC tax purposes. However, the tax resident status of an enterprise is subject to determination by the PRC tax authorities and uncertainties remain with respect to the interpretation of the term “de facto management body.” If the PRC tax authorities determine that our company is a PRC resident enterprise for enterprise income tax purposes, we would be subject to PRC enterprise income on our worldwide income at the rate of 25%. Furthermore, we would be required to withhold a 10% tax from dividends we pay to our shareholders that are non-resident enterprises. In addition, non-resident enterprise shareholders (including the common stockholders) may be subject to PRC tax on gains realized on the sale or other disposition of the common stock, if such income is treated as sourced from within the PRC. Furthermore, if we are deemed a PRC resident enterprise, dividends paid to our non-PRC individual shareholders (including the common stock holders) and any gain realized on the transfer of the common stock or ordinary shares by such shareholders may be subject to PRC tax at a rate of 20% (which, in the case of dividends, may be withheld at source by us). These rates may be reduced by an applicable tax treaty, but it is unclear whether non-PRC shareholders of our company would be able to claim the benefits of any tax treaties between their country of tax residence and the PRC in the event that we are treated as a PRC resident enterprise. Any such tax may reduce the returns on your investment in our common stock.

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

Our business is conducted within China and is governed by the PRC’s laws and regulations. The PRC’s legal system is based on written statutes, and prior court decisions can only be used as a reference. Since 1979, the PRC’s government has promulgated laws and regulations in relation to economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade, with a view to developing a comprehensive system of commercial law, including laws relating to property ownership and development. However, due to the fact that these laws and regulations have not been fully developed, and because of the limited volume of published cases and the non-binding nature of prior court decisions, interpretation of PRC’s laws and regulations involves a degree of uncertainty. Some of these laws may be changed without immediate publication or may be amended with retroactive effect. Depending on the government agency or how an application or case is presented to such agency, we may receive less favorable interpretations of laws and regulations than our competitors, particularly if a competitor has long been established in the locality of, and has developed a relationship with such agency. In addition, any litigation in China may be protracted and result in substantial costs and a diversion of resources and management attention. All of these uncertainties may cause difficulties in the enforcement of our land use rights, entitlements under our permits and other statutory and contractual rights and interests.

Risks Related to Our Common Stock

An active trading market for our common stock may not develop, which may make it difficult for holders of our common stock to sell their stock.

Our common stock currently trades on the OTCQB under the symbol “WETH” and currently there is minimal trading in our common stock. If we are successful at uplisting our common stock on Nasdaq, we can offer no assurances that trading in our stock will improve over time. Such thin trading may make it more difficult for you to liquidate your holdings in our common stock or negatively affect the price per share that you are able to realize from such sales, and we cannot assure you that a liquid public market for our common stock will develop. An active trading market for our shares may never develop or be sustained following this offering.

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

The publication of any such commentary regarding us by a short seller may bring about a temporary, or possibly long term, decline in the market price of our common stock. No assurances can be made that we will not become a target of such commentary and declines in the market price of our common stock will not occur in the future, in connection with such commentary by short sellers or otherwise

In connection with the audits of our consolidated financial statements as of and for the years ended December 31, 2020 and 2021, we identified certain material weaknesses in our internal control over financial reporting. If we fail to develop and maintain an effective system of internal control over financial reporting, we may be unable to accurately report our financial results or prevent fraud.

The SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring every public company to include a management report on such company’s internal controls over financial reporting in its prospectus, which contains management’s assessment of the effectiveness of internal controls over financial reporting.

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

In connection with the auditing of our consolidated financial statements as of and for the years ended December 31, 2020 and 2021, we identified the following material weaknesses in our internal control over financial reporting:

●	Inadequate segregation of duties consistent with control objectives;
●	Lack of formal policies and procedures;
●	Lack of a functioning audit committee and independent directors on the Company’s board of directors to oversee financial reporting responsibilities; and
●	Lack of risk assessment procedures on internal controls to detect financial reporting risks on a timely manner.

As defined in the rules and regulations adopted by the SEC, a “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

We have also engaged with a third-party financial consulting firm during the year to assist with the preparation of SEC reporting. We are committed to maintaining a strong internal control environment, and believe that these remediation efforts will deliver improvements in our control environment. Our management will continue to monitor and evaluate the relevance of our risk-based approach and the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

However, the implementation of these measures may not fully address these weaknesses in our internal control over financial reporting, and we cannot conclude that they have been fully remedied. Our failure to correct these weakness and deficiencies or our failure to discover and address any other weakness and deficiencies could result in our inability to accurately report our financial results, prevent or detect fraud or provide timely and reliable financial and other information pursuant to the reporting obligations we have as a public company, which could have a material adverse effect on our business, financial condition and results of operations. Further, it could cause our investors to lose confidence in the information we report, which could adversely affect the price of our shares.

We are subject to the penny stock rules, which will make shares of our common stock more difficult to sell.

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

In addition, the penny stock rules require that, prior to a transaction, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. The penny stock rules are burdensome and may reduce purchases of any offerings and reduce the trading activity for shares of our common stock. As long as our shares of common stock are subject to the penny stock rules, the holders of such shares of common stock may find it more difficult to sell their securities.

If we become directly subject to the scrutiny, criticism and negative publicity involving U.S.-listed Chinese companies, we may have to expend significant resources to investigate and resolve the matter which could harm our business, operations and reputations, which could result in a loss of your investment in our common stock.

U.S. public companies that have substantially all of their operations in China have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the SEC. Much of the scrutiny, criticism and negative publicity has centered around financial and accounting irregularities, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto and, in some cases, allegations of fraud. As a result of the scrutiny, criticism and negative publicity, the publicly traded stock of many U.S. listed Chinese companies has sharply decreased in value and, in some cases, has become virtually worthless. Many of these companies are now subject to shareholder lawsuits and SEC enforcement actions and are conducting internal and external investigations into the allegations. It is not clear what effect this sector-wide scrutiny, criticism and negative publicity will have on our business. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we will have to expend significant resources to investigate such allegations and/or defend the Company. This situation may be a major distraction to our management. If such allegations are not proven to be groundless, our company and business operations will be severely hampered and your investment in our shares could be rendered worthless.

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

General Risk Factors

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

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties and Facilities

We own approximately nine separate buildings covering a total area of approximately 735,745 square feet at No.29, Third Main Avenue, Shigao Town, Renshou County, Meishan City, Sichuan, China (previously known as 22 Xingan Ave., Section 2, Shigao Town, Sichuan, China) (“Property”) where we maintain our executive offices, research and development facilities, factories and other facilities. We leased back the Property for our business operation. We believe that this Property is sufficient for our current business.

ITEM 3.	Legal Proceedings

We know of no material, active, pending or threatened proceeding against us or our subsidiaries, nor are we, or any subsidiary, involved as a plaintiff or defendant in any material proceeding or pending litigation.

From time to time, the Company and its affiliates are parties to various legal actions arising in the ordinary course of business. Although our subsidiaries and/or Mr. Guangde Cai were named as defendants in several litigation matters, as of the date of this report, all such matters have been settled and Sichuan Wetouch, Hong Kong Wetouch and our Chairman Mr. Guangde Cai were unconditionally and fully discharged and released therefrom. See Note 16 to the Financial Statements in Item 8. Accordingly, there are no pending material legal proceedings against the Company or Mr. Cai.

ITEM 4.	Mine and Safety Disclosure

Not applicable.

Part II

ITEM 5.	Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently traded on the OTCQB Marketplace operated by the OTC Markets Group, Inc. (the “OTCQB”) under the symbol “WETH.”

Holders of Record

On April 13, 2022, the closing price per share of our common stock was $0.62 as reported on OTCQB Marketplace. We had approximately 397 stockholders of record as of April 13, 2022. On April 13, 2022 there were 31,811,523 shares of our common stock issued and outstanding.

Dividend Policy

We do not anticipate declaring or paying, in the foreseeable future, any cash dividends on our capital stock. We intend to retain all available funds and future earnings, if any, to fund the development and expansion of our business. Any future determination regarding the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plan

The Company does not have any equity compensation plans.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Company and Affiliated Purchasers

None.

ITEM 6.	[Reserved]

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We were originally incorporated under the laws of the state of Nevada on August 31, 1992. On October 9, 2020, we entered into a share exchange agreement (the “Share Exchange Agreement”) with Wetouch Holding Group Limited, a British Virgin Islands company incorporated on August 14, 2020 under the laws of the British Virgin Islands (“BVI Wetouch”), and all the shareholders of BVI Wetouch (each a “Shareholder” and collectively the “Shareholders”), to acquire all the issued and outstanding capital stock of BVI Wetouch in exchange for the issuance to the Shareholders an aggregate of 28 million shares of our common stock (the “Reverse Merger”). The Reverse Merger closed on October 9, 2020. Immediately after the closing of the Reverse Merger, we had a total of 31,396,394 issued and outstanding shares of common stock. As a result of the Reverse Merger, BVI Wetouch is now our wholly-owned subsidiary.

Through our wholly-owned subsidiaries, we are engaged in the research, development, manufacturing, sales and servicing of medium to large sized projected capacitive touchscreens, which constitute our source of revenue. We specialize in large-format touchscreens, which are developed and designed for a wide variety of markets and used in the financial terminals, automotive, POS, gaming, lottery, medical, HMI, and other specialized industries. Our product portfolio comprises medium to large sized projected capacitive touchscreens ranging from 7.0 inch to 42 inch screens. In terms of the structures of touch panels, we offer (i) Glass-Glass (“GG”), primarily used in GPS/car entertainment panels in mid-size and luxury cars, industrial HMI, financial and banking terminals, POS and lottery machines; (ii) Glass-Film-Film (“GFF”), mostly used in high-end GPS and entertainment panels, industrial HMI, financial and banking terminals, lottery and gaming industry; (iii) Plastic-Glass (“PG”), typically adopted by touchscreens in GPS/entertainment panels motor vehicle GPS, smart home, robots and charging stations; and (iv) Glass-Film (“GF”), mostly used in industrial HMI. The following discussion and analysis pertain to the financial condition and results of operations of our subsidiaries Hong Kong Wetouch, Sichuan Wetouch, and Sichuan Vtouch for the years ended December 30, 2021 and 2020, respectively.

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

Due to the COVID-19 pandemic, our subsidiary Sichuan Wetouch was temporarily shut down from early February 2020 to early March 2020 in accordance with the requirement of the local governments. Our business was negatively impacted and generated lower revenue and net income in 2020. The Company has taken proactive measures to promote products to new customers and entering more regions during the twelve-month period ended December 31, 2021. The extent of the impact of COVID-19 on the Company’s results of operations and financial condition will depend on the virus’ future developments, including the duration and spread of the outbreak and the impact on the Company’s customers, which are still uncertain and cannot be reasonably estimated at this point of time.

Results of Operations

Highlights for the year ended December 31, 2021 include:

● Revenues were $40.8 million, an increase of 30.0% from $31.3 million for the year ended December 31, 2020

● Gross profit was $18.4 million, an increase of 17.9% from $15.6 million for the year ended December 31, 2020

● Net income was $17.4 million, an increase of 95.5% from $8.9 million for the year ended December 31, 2020

● Total volume shipped was 1,922,353 units, an increase of 16.1% from 1,656,050 units for the year ended December 31, 2020

Results of Operations

The following table sets forth, for the periods indicated, statements of income data:

(in US Dollar millions, except percentage)	For the Years Ended December 31,		Change
	2021	2020	%
Revenues	$40.8	$31.3	30.0%
Cost of revenues	(22.4)	(15.7)	42.7%
Gross profit	18.4	15.6	17.9%
Total operating expenses	(5.8)	(3.7)	56.8%
Operating income	12.6	11.9	5.9%
Total other income (expenses)	9.2	(1.4)	757.1%
Income before income taxes	21.8	10.4	107.6%
Income tax benefit (expense)	(4.4)	(1.5)	193.3%
Net income	$17.4	$8.9	95.5%

For the Years Ended December 31, 2021 and 2020

Revenues

Revenues were $40.8 million in the year ended December 31, 2021, an increase of $9.4 million, or 30.0%, compared with $31.3 million in the year ended December 31, 2020. This increase was due to the increase of 16.1% in sales volume, an increase of 12.1% in the average selling price of our products, and 6.6% positive impact from exchange rate due to appreciation of RMB against US dollars, as compared with those of the same period of last year.

	For the Years Ended December 31,
	2021		2020		Change	Change
	Amount	%	Amount	%	Amount	%
	(in US Dollar except percentage)
Revenue from sales to customers in PRC	$27,213,684	66.7%	$21,430,226	68.4%	$5,783,458	27.0%
Revenue from sales to customers overseas	13,571,790	33.3%	9,915,725	31.6%	3,656,065	36.9%
Total Revenues	$40,785,474	100%	$31,345,951	100%	$9,439.523	30.0%

	For the Years Ended December 31,
	2021		2020		Change	Change
	Unit	%	Unit	%	Unit	%
	(in UNIT, except percentage)
Units sold to customers in PRC	1,244,438	64.7%	1,111,516	67.1%	132,922	12.0%
Units sold to customers overseas	677,915	35.3%	544,534	32.9%	133,381	24.5%
Total Units Sold	1,922,353	100%	1,656,050	100%	266,303	16.1%

(i) Domestic market

For the year ended December 31, 2021, revenue from our domestic market increased by $5.8 million or 27.0%, as a combined result of (i) an increase of 12.0% in sales volume, (ii) an increase of 6.0% in the average selling price of our products, and (iii) 6.6% positive impact from exchange rate due to appreciation of RMB against US dollars, as compared with those of last year.

As for the RMB selling price, the increase of 6.0% was mainly due to the increased sales of new models of higher-end products with higher selling prices, such as touch screens used in gaming machines and medical touchscreens in our domestic market during the year ended December 31, 2021.

The weakening in macroeconomic conditions since the outbreak of COVID-19 pandemic in January 2020 weakened the touch screen business environment. For the year ended December 31, 2020, the Company’s business was negatively impacted. Due to our proactive efforts to market new models such as POS touchscreens and market to new customers and into new regions, we had sales increases of 30.4% in Southwest China, 24.6% in East China, 22.4% in North china, and partially offset by decreases of 15.3% in South China, for the year ended December 31, 2021 as compared to the year ended December 31, 2020.

(ii) Overseas market

For the year ended December 31, 2021, revenue from our overseas market was $13.6 million as compared to $9.9 million for the year ended December 31, 2020, an increase of $3.7 million or 36.9%, mainly due to an increase of 24.5% in sales volume and an increase of 9.9% in the average selling price of our products.

The following table summarizes the breakdown of revenues by categories in US dollars:

	Revenues For the Years Ended December 31,
	2021		2020		Change	Change
	Amount	%	Amount	%	Amount	%
	(in US Dollars, except percentage)
Product categories by end applications
Automotive Touchscreens	$11,597,467	28.4%	$10,247,157	32.7%	$1,350,310	13.2%
Industrial Control Computer Touchscreens	7,988,346	19.6%	6,304,721	20.1%	1,683,625	26.7%
POS Touchscreens	6,291,534	15.4%	4,136,640	13.2%	2,154,894	52.1%
Gaming Touchscreens	5,831,529	14.3%	4,654,133	14.9%	1,177,396	25.3%

Medical Touchscreens	5,205,304	12.8%	3,055,324	9.7%	2,149,980	70.4%
Multi-Functional Printer Touchscreens	3,748,868	9.2%	2,922,380	9.3%	826,488	28.3%
Others*	122,426	0.3%	25,596	0.1%	96,830	378.3%
Total Revenues	$40,785,474	100.0%	$31,345,951	100.0%	$9,439,523	30.1%

*Others include applications in financial terminals, ticket vending machines, and self-service kiosks.

The Company continued to shift production mix from traditional lower-end products such as touchscreens used in the automotive and industrial control computer industries to high-end products such as touchscreens used in self-service kiosks, medical touchscreens, ticket vending machine and financial terminals, primarily due to (i) greater growth potential of computer screen models in China, and (ii) the stronger demand and better quality demand from consumers’ recognition of higher-end touch screens made with better raw materials.

Gross Profit and Gross Profit Margin

	Years Ended December 31,		Change
(in millions, except percentage)	2021	2020	Amount	%
Gross Profit	$18.4	$15.6	$2.8	17.9%
Gross Profit Margin	45.3%	49.8%		(4.2)%

Gross profit was $18.4 million during the year ended December 31, 2021, as compared to $15.6 million in the year ended December 31, 2020, representing an increase of $2.8 million, or 17.9%, primarily due to the increase in sales of $9.5 million, partially offset by the increase of cost of materials by 33.5% and overhead by 62.3% for the year ended December 31, 2021. As a result, our gross margin was 45.3% during the year ended December 31, 2021 as compared to 49.8% for the year ended December 31, 2020.

General and Administrative Expenses

	Years Ended December 31,		Change
(in millions, except percentage)	2021	2020	Amount	%
General and Administrative Expenses	$1.9	$2.3	$(0.4)	(17.4)%
as a percentage of revenues	4.7%	7.3%		(2.6)%

General and administrative (G&A) expenses were $1.9 million for the year ended December 31, 2021, as compared to $2.3 million for the year ended December 31, 2020, representing a decrease of $0.4 million, or 17.4%, primarily due to $0.8 million in professional fees and $0.2 million in miscellaneous fees, partially offset by (i) the increase of $0.3 million loss of VAT input credits due to Sichuan Wetouch ceasing operation and relocation to comply with local PRC government guidelines on local environmental issues and the national overall plan (see Note 5 of our Consolidated Financial Statements) and (ii) the increase of $0.1 million in accelerated amortization expense due to Sichuan Wetouch ceasing operation and relocation to comply with local PRC government guidelines on local environmental issues and the national overall plan (see Note 5 of our Consolidated Financial Statements ).

Research and Development Expenses

	Years Ended December 31,		Change
(in millions, except percentage)	2021	2020	Amount	%
Research and Development Expenses	$0.1	$0.1	$0.0	0.0%
as a percentage of revenues	0.2%	0.3%		(0.1)%

Research and development (R&D) expenses were $89,477 in the year ended December 31, 2021 compared to $77,997 in the year ended December 31, 2020, representing an increase of $11,480, or 0.0%. The increase was primarily due to the increase of salary and welfare expenses of R&D personnel.

Share-based Compensation

	Years Ended December 31,		Change
(in millions, except percentage)	2021	2020	Amount	%
Share-based compensation	$3.1	$1.1	$2.0	181.8%
as a percentage of revenues	7.6%	3.5%		4.1%

Share-based compensation were $3.1 million for the year ended December 31, 2021 compared to $1.1 million for the year ended December 31, 2020, representing an increase of $2.0 million or 181.8%.

On January 1, 2021, the Board of Directors of the Company authorized the issuance of an aggregate of 310,830 shares and 631,080 warrants to a consultant for advisory services that had been rendered. The Company recognized relevant share-based compensation expense of $1,041,281 for the vested shares and $2,107,825 for the warrants.

On December 22, 2020, the Board of Directors of the Company authorized the issuance of an aggregate of 103,610 shares and 210,360 warrants to The Crone Law Group P.C. or its designees for legal services that had been rendered. The Company recorded relevant share-based compensation expense of $351,238 for the vested shares and $713,120 for the warrants, respectively.

Operating Income

Total operating income was $12.6 million for the year ended December 31, 2021, compared to $11.9 million for the year ended December 31, 2020, representing an increase of $0.7 million or 5.9%. This increase is primarily due to the higher gross profit, partially offset by higher operating expenses described above.

Gain on changes in fair value of Common Stock Purchase Warrants

	Years Ended December 31,		Change
(in millions, except percentage)	2021	2020	Amount	%
Gain on changes in fair value of Common Stock Purchase Warrants	$0.8	$0.0	$0.8	0.0%
as a percentage of revenues	2.0%	0.0%		2.0%

Gain on changes in fair value of common stock purchase warrants was $0.8 million for the year ended December 31, 2021 as compared to nil in 2020 (See Note 11(b)).

Gain on Asset Disposal

	Years Ended December 31,		Change
(in millions, except percentage)	2021	2020	Amount	%
Gain on asset disposal	$7.6	$0.0	$7.6	0.0%
as a percentage of revenues	20.5%	0.0%		20.5%

Gain on asset disposal was $7.6 million for the year ended December 31, 2021 compared to nil for the year ended December 31, 2020. Pursuant to local PRC government guidelines on local environmental issues and the national overall plan, Sichuan Wetouch was under government directed relocation order to relocate no later than December 31, 2021 and received compensation accordingly. On March 18, 2021, pursuant to the agreement with the local government and an appraisal report issued by a mutual agreed appraiser, Sichuan Wetouch received a compensation of RMB115.2 million ($18.0 million) (“Compensation Funds”) for the withdrawal of the right to use of state-owned land and the demolition of all buildings, facilities, equipment and all other appurtenances on the land. During the year ended December 31, 2021, the Company recorded a gain of $7,648,423 for the asset disposal.

Income Taxes

	Years Ended December 31,		Change
(in millions, except percentage)	2021	2020	Amount	%
Income before Income Taxes	$21.8	$10.5	$11.3	107.6%
Income Tax Benefit (Expense)	(4.4)	(1.5)	(2.9)	193.3%
Effective income tax rate	20.2%	14.8%		5.4%

The effective income tax rates for the years ended December 31, 2021 and 2020 were 20.2% and 14.8%, respectively. The effective income tax rate increased from 14.8% for the year ended December 31, 2020 to 20.2% for the year ended December 31, 2021, primarily due to i) the increased income before income taxes for the year ended December 31, 2021 as compared to the prior year; ii) the operations of Sichuan Wetouch, which enjoyed preferential income tax rates, was taken over by Sichuan Vtouch during the first quarter of 2021 (see Note 1). The effective income tax rate for the year ended December 31, 2021 differs from the PRC statutory income tax rate of 25% primarily due to Sichuan Wetouch’s preferential income tax rate.

Our PRC subsidiaries had $46.2 million of cash and cash equivalents at December 31, 2021, which amount is planned to be indefinitely reinvested within the PRC. The distributions from our PRC subsidiary are subject to U.S. federal income tax at 21%, less any applicable foreign tax credits. Due to our policy of indefinitely reinvesting our earnings in our PRC business, we have not provided for deferred income tax liabilities related to PRC withholding income tax on undistributed earnings of our PRC subsidiaries.

Net Income

As a result of the above factors, we had a net income of $17.4 million for the year ended December 31, 2021 compared to net income of $8.9 million for the year ended December 31, 2020.

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

The following table sets forth a summary of our cash flows for the periods indicated.

	Years Ended December 31,
(in US Dollar millions)	2021	2020
Net cash provided by operating activities	$14.0	$13.0
Net cash provided by investing activities	6.2	-
Net cash provided by (used in) financing activities	1.9	(4.7)
Effect of foreign currency exchange rate changes on cash and cash equivalents	0.1	1.4
Net increase (decrease) in cash and cash equivalents	22.2	9.7
Cash and cash equivalents at the beginning of period	24.0	14.3
Cash and cash equivalents at the end of period	$46.2	$24.0

Operating Activities

Net cash provided by operating activities was $14.0 million for the year ended December 31, 2021, as compared to $13.0 million provided by operating activities for the year ended December 31, 2020, primarily due to (i) the increase of $8.4 million in net income for the year ended December 31, 2021 as compared to the year ended December 31, 2020, (ii) the increase of $2.1 million of share-based compensation, (iii) the decrease of $1.6 million in accrued expenses and other current liabilities; (iv) the increase of $0.8 million in gain on changes in fair value of common stock purchase warrants, partially offset by (v) the decrease of $7.6 million gain on asset disposal for the year ended December 31, 2021, (vi) the decrease of $2.3 million in prepaid expenses including $1.0 million in prepaid marketing expenses; (vii) the decrease of $0.5 million income tax payable due to income tax clearance for Sichuan Wetouch during the year ended December 31, 2021; and (viii) the increase of 0.5 million of deferred income due to Sichuan Wetouch’s write-off of the government grant in the ceasing of operations process for the year ended December 31, 2021 as compared to the year ended December 31, 2020.

Investing Activities

Net cash provided by investing activities was $6.2 million for the year ended December 31, 2021, primarily due to i) $17.8 million in proceeds from asset disposal for Sichuan Wetouch, partially offset by ii) $11.7 million in purchase of property, plant, and equipment for the year ended December 31, 2021.

There were no investing activities for the year ended December 31, 2020.

Financing Activities

Net cash provided by financing activities was $1.8 million for the year ended December 31, 2021 as a result of proceeds of $2.0 million from the issuance of seven (7) convertible promissory notes, partially offset by the payment of issue cost of $0.2 million related to the notes financing (see Note 11).

Net cash used in financing activities was $4.7 million for the year ended December 31, 2020, primarily consisting of (i) the repayment of advances from related parties of $4.3 million, and (ii) repayments of bank borrowings of $0.4 million for the year ended December 31, 2020.

At December 31, 2021, our cash and cash equivalents were $46.2 million, as compared to $24.0 million at December 31, 2020.

Days Sales Outstanding (“DSO”) decreased from 161 days for the year ended December 31, 2020 to 88 days for the year ended December 31, 2021, as a result of Sichuan Wetouch settling all accounts receivable collection from customers.

The following table provides an analysis of the aging of accounts receivable as of December 31, 2021 and December 31, 2020:

	December 31, 2021	December 31 2020
-Current	$1,403,187	$3,531,963
-1-3 months past due	2,827,048	8,136,340
-4-6 months past due	3,742,732	123,581
7-12 months past due	18,070	160,844
-greater than 1 year past due	-	49,726
Total accounts receivable	$7,991,037	$12,002,454

The majority of the Company’s revenues and expenses were denominated primarily in Renminbi (“RMB”), the currency of the People’s Republic of China. There is no assurance that exchange rates between the RMB and the U.S. Dollar will remain stable. Inflation has not had a material impact on the Company’s business.

Our industry’s typical payment term is 180 days. Accounts receivable are written off against the allowances only after exhaustive collection efforts. Although the Company did not extend payment terms to its customers during the year ended December 31, 2020, collection activities were stalled during February and March 2020, during which most businesses were not in operation, except essential services.

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

The following descriptions of critical accounting policies, judgments and estimates should be read in conjunction with our consolidated financial statements and accompanying notes and other disclosures included in this annual report. When reviewing our financial statements, you should consider (i) our selection of critical accounting policies, (ii) the judgments and other uncertainties affecting the application of such policies, and (iii) the sensitivity of reported results to changes in conditions and assumptions.

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

Contract Assets and Liabilities

Payment terms are established on the Company’s pre-established credit requirements based upon an evaluation of customers’ credit quality. Contract assets are recognized for in related accounts receivable. Contract liabilities are recognized for contracts where payment has been received in advance of delivery. The contract liability balance can vary significantly depending on the timing when an order is placed and when shipment or delivery occurs. As of December 31, 2021 and 2020, other than accounts receivable and advances from customers, the Company had no other material contract assets, contract liabilities or deferred contract costs recorded on its consolidated balance sheet. Costs of fulfilling customers’ purchase orders, such as shipping, handling and delivery, which occur prior to the transfer of control, are recognized in selling, general and administrative expense when incurred.

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

Disaggregation of Revenues

The Company disaggregates its revenue from contracts by geography, as the Company believes it best depicts how the nature, amount, timing and uncertainty of the revenue and cash flows are affected by economic factors. The Company’s disaggregation of revenues for the years ended December 31, 2021 and 2020 are disclosed in Note 14 to the financial statements.

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

Inventories

Inventory consists of raw materials, work-in-process and finished goods and is stated at the lower of cost or net realizable value. Cost is determined using a weighted average. For work-in-process and manufactured inventories, cost consists of raw materials, direct labor and an allocated portion of the Company’s production overhead. The Company writes down excess and obsolete inventory to its estimated net realizable value based upon assumptions about future demand and market conditions. For finished goods and work-in-process, if the estimated net realizable value for an inventory item, which is the estimated selling price in the ordinary course of business, less reasonably predicable costs to completion and disposal, is lower than its cost, the specific inventory item is written down to its estimated net realizable value. Net realizable value for raw materials is based on replacement cost. Provisions for inventory write-downs are included in the cost of revenues in the consolidated statements of operations. Inventories are carried at this lower cost basis until sold or scrapped. Nil and US$66,944 inventory write-off was recorded for the years ended December 31, 2021 and 2020, respectively.

Convertible Promissory Notes

The Company accounts for its convertible promissory notes according to guidance of ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”, which simplifies the accounting for convertible instruments by eliminating the requirement to separate embedded conversion features from the host contract when the conversion features are not required to be accounted for as derivatives under Topic 815.

We analyze the convertible notes for the existence of a beneficial conversion feature. The Company considered the three characteristics of a derivative instrument listed in ASC 815-10-15-83: (i) having one or more underlying and one or more notional amounts or payment provisions or both; (ii) requiring no initial net investment; and (iii) permitting net settlement.

Since the Company’s notes have fixed interest rate, specified notional principal and settlement date, which no other events would affect specified settlement, and the Company received net proceeds after issuance costs and discount, which the Company recorded as net proceeds or net settled investment, the management assessed that the Notes do not meet the definition of a derivative instruments and an embedded feature would not be bifurcated. The discounts on the convertible notes, are amortized to interest expense, using the effective interest method, over the terms of the related convertible notes.

Common stock purchase warrants

The Company also analyzed the Warrants issued in the November and December 2021 financing in accordance with ASC 815, to determine whether the Warrants meet the definition of a derivative and, if so, whether the Warrants meet the scope exception of ASC 815-40, which is that contracts issued or held by the reporting entity that are both (1) indexed to its own stock and (2) classified in stockholders’ equity shall not be considered to be derivative instruments for purposes of ASC 815-40.

The Company concluded that the Warrants issued in the November and December 2021 financing should be treated as a derivative liability because the Warrants are entitled to a price adjustment provision to allow the exercise price to be increased or reduced in the event the Company issues or sells any additional shares of common stock at a price per share more or less than the then-applicable exercise price or without consideration, which is typically referred to as a “Down-round protection” or “anti-dilution” provision.  According to ASC 815-40, the “Down-round protection” provision is not considered to be an input to the fair value of a fixed-for-fixed option on equity shares which leads the Warrants to fail to be qualified as indexed to the Company’s own stock and then to fail to meet the scope exceptions of ASC 815. Therefore, the Company accounted for the Warrants as derivative liabilities under ASC 815.  Pursuant to ASC 815, derivatives are measured at fair value and re-measured at fair value with changes in fair value recorded in earnings at each reporting period.

The Company used a black-scholes-pricing model to estimate the fair values of common stock purchase warrants at the balance sheet dates. As of December 31, 2021, the Company recorded $1,128,635 common stock purchase warrants liability and $759,471 gain on change of fair value of common stock purchase liability warrants for the year ended December 31, 2021.

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

An uncertain tax position is recognized only if it is “more likely than not” that the tax position would be sustained in a tax examination. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. No significant penalties or interest relating to income taxes have been incurred during the years ended December 31, 2021 and 2020. The Company does not believe there was any uncertain tax provision at December 31, 2021 and 2020.

The Company’s operating subsidiaries in China are subject to the income tax laws of the PRC. No significant income was generated outside the PRC for the fiscal years ended December 31, 2021 and 2020. As of December 31, 2021, all of the Company’s tax returns of its PRC subsidiaries remain open for statutory examination by PRC tax authorities.

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

In August 2020, the FASB issued ASU No. 2020-06 (“ASU 2020-06”) “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” ASU 2020-06 will simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current U.S. GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting, and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as additional paid-in capital. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. For public business entities, the amendments in ASU 2020-06 are effective for public entities which meet the definition of a smaller reporting company are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023, including interim periods within those fiscal years. Early application of the guidance will be permitted for all entities for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted ASU 2020-06 effective January 1, 2021.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), which introduces new guidance for the accounting for credit losses on instruments within its scope. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale (AFS) debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The pronouncement will be effective for public business entities that are SEC filers in fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early application of the guidance will be permitted for all entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted ASU 2016-13 utilizing the modified retrospective transition method. The adoption of ASU 2016-13 did not have a material impact on the Company’s condensed consolidated financial statements.

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

The RMB was relatively stable against the U.S. dollar at approximately 8.28 RMB to the US$1.00 until July 21, 2005 when the Chinese currency regime was altered resulting in a 2.1% revaluation versus the U.S. dollar. From July 21, 2005 to September 30, 2010, the RMB exchange rate was no longer linked to the U.S. dollar but rather to a basket of currencies with a 0.3% margin of fluctuation resulting in further appreciation of the RMB against the U.S. dollar. Since September 30, 2009, the exchange rate had remained stable at 6.8307 RMB to 1.00 U.S. dollar until September 30, 2010 when the People’s Bank of China allowed a further appreciation of the RMB by 0.43% to 6.798 RMB to 1.00 U.S. dollar. The People’s Bank of China allowed the RMB and U.S. dollar exchange rate to fluctuate within 1% on April 16, 2012 and 2% on March 17, 2014, respectively. On December 31, 2021, the RMB traded at 6.3726 RMB to 1.00 U.S. dollar.

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

Inflation

To date, inflation in China has not materially affected our results of operations. According to the National Bureau of Statistics of China, the year-over-year percent changes in the consumer price index for December 2021 and 2020 were increases of 0.9%, and 2.5%, respectively. Although we have not been materially affected by inflation in the past, we may be affected if China experiences higher rates of inflation in the future.

ITEM 7A.	Quantitative and Qualitative Disclosure About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 8.	Financial Statements and Supplementary Data

Please see the financial statements beginning on page F-1 following the signature pages in this Annual Report on Form 10-K and incorporated herein by reference.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

ITEM 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of December 31, 2021, pursuant to Exchange Act Rule 13a-15(b). We concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed under the supervision of our principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its consolidated financial statements for external reporting purposes in accordance with GAAP.

Material Weaknesses in Internal Control over Financial Reporting

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2021 was not effective.

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

Management believes that the material weaknesses that were identified did not have an effect on our financial results. However, management believes that these weaknesses, if not properly remediated, could result in a material misstatement in our financial statements in future periods.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

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

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that exempt smaller reporting companies from this requirement.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION.

None.

Item 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Listed below are the names of the directors and executive officers of the Company, their ages as of the date of this Annual Report, and their positions with the Company.

Name	Age	Position(s) Held
Guangde Cai	53	Chairman, Director
Zongyi Lian	61	President and Chief Executive Officer
Yuhua Huang	46	Chief Financial Officer
Jiaying Cai Jin Chen Wei Wang Jeffrey Kone	26 55 36 61	Secretary, Director Director Director Director

Guangde Cai - Chairman and Director

Mr. Cai has been our Company’s Chairman and Director since October 12, 2020. Mr. Cai has extensive experience in financing and the touchscreen industry. From August 1992 to August 1996, he worked at Hong Kong Lixin Group, first serving as Financial Manager and later as Financial Director of the group. From September 1996 to June 2003, he worked as Financial Director at Guangdong Midea Group. From July 2003 to December 2015, he worked as Project Manager at Mictouch China, responsible for the research, development, production and sales of infrared touchscreens. In 2006, he co-founded Damai and acted as General Manager, focusing on the research, development, production and sales of high-end five-wire resistive screen. By the end of 2007, Damai was relocated to Chengdu and renamed as Chengdu Wetouch where he works as General Manager. In 2011, he co-founded Sichuan Wetouch and in 2012, he founded Meishan Wetouch. Mr. Cai holds a Bachelor’s degree in Accounting from Sun Yat-sen University and a Master’s degree in Economics from Zhongnan University of Economics and Law. Mr. Cai’s management and extensive experience and his role as founder of Sichuan Wetouch led to the conclusion that he should serve as a director.

Zongyi Lian - Chief Executive Officer and President

Mr. Lian was appointed Chief Executive Officer and President on October 12, 2020. He has served as Chief Executive Officer of Sichuan Wetouch since November 21, 2017. In 2006, he co-founded Chongqing Damai Touchscreen Computer Co., Ltd (“Damai”) (later renamed Chengdu Wetouch) and served as Vice Technique General Manager. In 2011, he co-founded Sichuan Wetouch and served as Vice Technique General Manager. Mr. Lian holds a Master’s degree in Automatic Control from National Chiao Tung University.

Yuhua Huang - Chief Financial Officer

Mr. Huang was appointed our Chief Financial Officer on October 12, 2020. He concurrently serves as Chief Financial Officer of Sichuan Wetouch, a position he has held since March 2018. From 2010 to 2013, he worked as an accountant at Liugong Group and, from 2014 to 2017, he served as Financial Manager at Shanghai Oriental Pearl Group Co., Ltd. Mr. Huang holds a Bachelor’s degree in accounting from Sichuan Institute of Industrial Technology. He was qualified as a CPA in China in 2004 and as an auditor in 2014, respectively.

Jiaying Cai - Secretary and Director

Ms. Cai has been our Company’s Secretary and Director since June 2020. She concurrently serves as the Chief Executive Officer and director of BVI Wetouch, our wholly-owned subsidiary, since its inception on August 14, 2020. From February 2017 to May 2019, Ms. Cai worked at Chengdu Wetouch Technology Co., Ltd, an affiliate of Guangde Cai, which specializes in the research, development, manufacturing and sales of capacitive touchscreens widely used in HMI and military industries, where she served as staff within the financial department, human resources department and purchasing department. In April 2020, she joined Chengdu Haobot Technology Co., Ltd and has been serving as its Legal Representative and General Manager until present. Ms. Cai holds a Bachelor’s degree in Music from The Sichuan Conservatory of Music and an EMBA degree from Sichuan University. Mr. Cai’s role at Chengu Wetouch led to the conclusion that she should serve as a director.

Jing Chen - Director

Ms. Chen was elected to our Company’s Board of Directors, effective November 12, 2021. She serves as the Group Vice President of Future Fintech Group Inc. (Nasdaq: FTFT). From May 2019 to November 2020, Ms. Chen served as the CFO of Future Fintech Group Inc. She served as the CFO of AnZhiXinCheng (Beijing) Technology Co., Ltd. from August 2018 to May 2019. Ms. Chen is an Independent Director of Hello iPayNow (Beijing) Company Ltd. since April 2019. From August 2017 to July 2018, she served as CFO of Beijing Logis Technology Development Co., Ltd., a company listed on The National Equities Exchange and Quotations Co., Ltd. of China, which is a Chinese over-the-counter stock trading system. From June 2016 to July 2017, Ms. Chen served as Group Chief Financial Officer of Beijing AnWuYou Food Co., Ltd. Ms. Chen served as Chief Financial Officer of Beijing DKI Investment Management Co., Ltd. from August 2012 to May 2016. Ms. Chen received a Doctorate of Business Administration from Victoria University, Neuchatel, Switzerland and an MBA degree from City University of Seattle in Washington, U.S. Ms. Chen holds Fellow Membership of CPA Australia (FCPA), Fellow Membership of the Association of International Accountants U.K. (FAIA) and is a Member of the Chartered Institute of Management Accountants (CIMA). She is also a Senior Member of the International Financial Management (SIFM) accredited by the Ministry of Human Resources and Social Security of PRC. The Board believes Ms. Chen’s extensive public company and accounting experience makes her a valuable addition to the board.

Wang Wei - Director

Mr. Wang was elected to our Company’s Board of Directors, effective November 12, 2021. He has served as Vice Director of the Investment Banking Department of Chengdu Energy Investment Group since 2017. From 2007 to 2017, he has served as the Head of Technology (Touchscreen) of Ofilm Group, specializing in touchscreen R&D and process engineering management. Mr. Wang holds a BS in Engineering from the University of Electronic Science and Technology of China. The Board believes Mr. Wang’s extensive knowledge and background with regard to touchscreen technology and management makes him a valuable addition to the Board.

Jeffrey Kone - Director

Mr. Kone was elected to our Company’s Board of Directors, effective November 12, 2021. He has served as the founder of The Wall Street Resource, LLC, a podcast platform for public companies since 2019. From 2003 to 2019, Mr. Kone served as the Managing Member of Wall Street Capital Partners, L.P., an investment fund. From 1984 to 1994, he served as a broker at E.F. Hutton & Co., Merrill Lynch, and Roth Capital. Mr. Kone holds a BS in Business from the University of Southern California. The Board believes Mr. Kone’s extensive experience in corporate finance and investment makes him a valuable addition to the Board.

Family Relationships

Ms. Jiaying Cai, the Secretary and Director of the Company, is the daughter of Mr. Guangde Cai. Mr. Guange Cai, the Chairman and Director of the Company, is the indirect majority shareholder of Qixun Technology (Samoa) Limited and the indirect sole shareholder of Qihong Technology (Samoa) Limited, which together own 7.7% of the issued and outstanding shares of the Company.

Except as described above, there are no other family relationships between any of our directors or executive officers. There are no arrangements or understandings between our directors and directors and any other person pursuant to which they were appointed as an officer and director of the Company.

Board Committees

We have established three committees under the board of directors: an audit committee, a compensation committee and a nominating and corporate governance committee. We have adopted a charter for each of the three committees. Each committee’s members and functions are described below.

Audit Committee. Our audit committee consists of Jing Chen, Wei Wang and Jeffrey Kone. Ms. Chen is the chairperson of the audit committee. We have determined that Ms. Chen, Mr, Wang and Mr. Kone each satisfy the “independence” requirements of Nasdaq Listing Rule 5605(a)(2) and meets the independence standards under Rule 10A-3 under the Exchange Act. We have determined that Ms. Chen qualifies as an “audit committee financial expert.” The audit committee oversees our accounting and financial reporting processes and the audits of the financial statements of our company. The audit committee is responsible for, among other things: (a) representing and assisting the Board in its oversight responsibilities regarding the Company’s accounting and financial reporting processes, the audits of the Company’s financial statements, including the integrity of the financial statements, and the independent auditors’ qualifications and independence; (b) overseeing the preparation of the report required by SEC rules for inclusion in the Company’s annual proxy statement; (c) retaining and terminating the Company’s independent auditors; (d) approving in advance all audit and permissible non-audit services to be performed by the independent auditors; and (e) approving related person transactions.

Compensation Committee. Our compensation committee consists of Jing Chen, Wei Wang and Jeffrey Kone. Mr. Wang is the chairperson of our compensation committee. We have determined that Ms. Chen, Mr. Wang and Mr. Kone each are “independent,” as such term is defined for directors and compensation committee members in the listing standards of the NASDAQ Stock Market LLC. Additionally, each qualify as “non-employee directors” for purposes of Rule 16b-3 under the Securities Exchange Act of 1934 and as “outside directors” for purposes of Section 162(m) of the Internal Revenue Code. The Committee has been established to: (a) assist the Board in seeing that a proper system of long-term and short-term compensation is in place to provide performance oriented incentives to attract and retain management, and that compensation plans are appropriate and competitive and properly reflect the objectives and performance of management and the Company; (b) assist the Board in discharging its responsibilities relating to compensation of the Company’s executive officers; (c) evaluate the Company’s Chief Executive Officer and set his or her remuneration package; and (d) make recommendations to the Board with respect to incentive compensation plans and equity-based plans.

Nominating and Corporate Governance Committee. Our nominating and corporate governance committee consists of Jing Chen, Wei Wang and Jeffrey Kone. Mr. Kone is the chairperson of our nominating and corporate governance committee. We have determined that each of Ms. Chen, Mr. Wang and Mr. Kone qualify as “independent” as that term is defined by Nasdaq Listing Rule 5605(a)(2). The Committee is responsible for: (a) assisting the Board in determining the desired experience, mix of skills and other qualities to provide for appropriate Board composition, taking into account the current Board members and the specific needs of the Company and the Board; (b) identifying qualified individuals meeting those criteria to serve on the Board; (c) proposing to the Board the Company’s slate of director nominees for election by the shareholders at the Annual Meeting of Shareholders and nominees to fill vacancies and newly created directorships; (d) reviewing candidates recommended by shareholders for election to the Board and shareholder proposals submitted for inclusion in the Company’s proxy materials; (e) advising the Board regarding the size and composition of the Board and its committees; (f) proposing to the Board directors to serve as chairpersons and members on committees of the Board; (g) coordinating matters among committees of the Board; (h) proposing to the Board the slate of corporate officers of the Company and reviewing the succession plans for the executive officers; (i) recommending to the Board and monitoring matters with respect to governance of the Company; and (j) overseeing the Company’s compliance program.

Code of Ethics

We have adopted a written code of ethics and business conduct that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Involvement in Certain Legal Proceedings

To our knowledge, during the last ten years, none of our directors and executive officers (including those of our subsidiaries) has:

●	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

●	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.

●	Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

●	Been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

●	Been the subject to, or a party to, any sanction or order, not subsequently reverse, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% percent of our equity securities (“Reporting Persons”) to file reports of ownership and changes in ownership with the SEC. Based solely on our review of copies of such reports and representations from the Reporting Persons, we believe that during the fiscal year ended December 31, 2021, the Reporting Persons timely filed all such reports, except that (i) Jing Chen, Wei Wang, and Jeffrey Kone, directors of the Company, failed to timely file Forms 3 as newly appointed directors of the Company. No securities of the Company are beneficially owned by Ms. Chen, Mr. Wang, or Mr. Kone, and such Forms 3 were subsequently filed; (ii) Mr. Guangde Cai, the Chairman of our Board and the indirect majority shareholder of Qixun Technology (Samoa) Limited (“Qixun Samoa”) and indirect sole shareholder of Qihong Technology (Samoa) Limited (“Qihong Samoa”), failed to timely file Forms 4 to report the transfer without consideration to certain former shareholders of Wetouch Holding Group Limited, a limited company organized under the laws of British Virgin Islands, of 2,799,088 shares of the Company’s common stock owned by Qihong Samoa and 1,490,792 shares of the Company’s common stock owned by Qixun Samoa, which Forms 4 were subsequently filed, and (iii) Jiaying Cai, our secretary and director, failed to timely file a Form 4 to report the acquisition of 839,204 shares of the Company’s common stock.

ITEM 11.	Executive Compensation

The following table sets forth total compensation paid to our named executive officers for the years ended December 31, 2021 and 2020.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	All other compensation ($)	Total ($)

Zongyi Lian(1), President, Chief Executive Officer	2021	$40,960	—	—	—	15,932	$56,892
	2020	$8,533	—	—	—	3,319	$11,852

Yuhua Huang, Chief Financial Officer	2021	$—	—	—	—	—	$—
	2020	$—	—	—	—	—	$—

David Lazar(2), Previous Sole Officer and Director	2021	—	—	—	—	—	—
	2020	$0	—	—	—	—	$0

(1) Mr. Lian was appointed Chief Executive Officer and President on October 12, 2020.

(2) Mr. Lazar resigned as the sole officer and director of the Company on June 18, 2020.

Employment Agreements

Zongyi Lian

On November 21, 2017, Sichuan Wetouch entered into an employment agreement with its Chief Executive Officer, Zongyi Lian, pursuant to which he receives an annual base salary of approximately $23,890 (equivalent to RMB168,000) plus other annual remuneration, including but not limited to position salary of approximately $17,070 (equivalent to RMB120,000), confidentiality fee of approximately $6,828 (equivalent to RMB48,000) and subsidies of approximately $9,104 (equivalent to RMB64,000). Mr. Lian’s employment is for an initial term of three (3) years and may be renewed by the parties within 30 days prior to the expiration of the employment agreement. On November 13, 2020, the employment agreement with Mr. Lian was renewed for another three (3) years until November 20, 2023, with the similar terms and conditions. Amount reflects salary paid to Mr. Lian for services rendered to our former operating subsidiary, Sichuan Wetouch. Such employment agreement has been assigned to our PRC subsidiary, Sichuan Vtouch.

Yuhua Huang

On November 1, 2017, Sichuan Wetouch entered into an employment agreement with its Chief Financial Officer, Yuhua Huang, pursuant to which he receives an annual base salary of approximately $11,945 (equivalent to RMB84,000) plus other annual remuneration, including but not limited to position salary of approximately $8,535 (equivalent to RMB60,000), confidentiality fee of approximately $3,414 (equivalent to RMB24,000) and subsidies of approximately $4,552 (equivalent to RMB32,000). Mr. Huang’s employment is for an initial term of three (3) years and may be renewed by the parties within 30 days prior to the expiration of the employment agreement. On November 11, 2020, the employment agreement with Mr, Huang was renewed for another three (3) years until October 31, 2023, with the similar terms and conditions. Amount reflects salary paid to Mr. Huang for services rendered to our former operating subsidiary, Sichuan Wetouch. Such employment agreement has been assigned to our PRC subsidiary, Sichuan Vtouch.

Under these agreements, each of the individuals is employed for a specified time period and is entitled to receive annual salary plus other remuneration, pension insurance, medical insurance, maternity insurance, unemployment insurance, work-related injury insurance, housing provident funds and other benefits pursuant to PRC law. We and the individuals may terminate the employment upon mutual agreement. Provided that the individuals propose earlier termination and the agreement is terminated upon mutual agreement. The persons are not entitled to compensation. The persons may terminate the employment by giving thirty days advance written notice. We may terminate their employment for cause, at any time, without notice or remuneration, for certain acts of the person, such as serious violation of Sichuan Vtouch’s rules and regulations, and gross neglect of duty and misconduct resulting in large economic losses to Sichuan Vtouch. We may also terminate the employment for cause, with thirty days advance written notice and one month’s salary, for certain acts of the executive officer, such as illness or non-work related injury resulting in inability to work in the previous position or newly assigned position after recovery, inability to perform the assigned work and after training or adjustment of position, still failure to perform the assigned work. The employment agreements will be terminated upon (1) expiry of the employment, (2) the entitlement of the named executive officers to the pension insurance, (3) the death of the named executive officers, (4) the bankruptcy of Sichuan Vtouch, and (5) other circumstances regulated by laws and regulations.

Each individual is not permitted to (1) hold any side job during the employment, and (2) operate on their own or on behalf of other individuals or enterprises any business providing same or similar competitive products or services.

Confidentiality and Non-Competition

We have entered into confidentiality and non-competition agreements with each of Mr. Lian and Mr. Huang in November 2017, which were renewed in November 2020. Such agreements have been assigned to our PRC subsidiary, Sichuan Vtouch. Each individual has agreed (1) to keep all confidential information confidential and return them together with any copy to Sichuan Vtouch upon termination of employment; (2) not to disclose the confidential information of Sichuan Vtouch to any third party; (3) not to allow any third party to use or acquire the confidential information of Sichuan Vtouch, except as required in the performance of his or her duties in connection with the employment or pursuant to the instruction of the Company; (4) not to use the confidential information of Sichaun Vtouch for its own benefits; and (4) to keep other confidential obligations. As compensation, each individual is entitled to receive a monthly confidentiality fee at a different rate. Each individual has also agreed to hold, after the termination or expiry of his employment agreement, in strict confidence, any of our confidential information without any extra compensation.

Each officer has agreed to be bound by non-competition restrictions during the term of his employment and for two years following termination of the employment. The executive officers are not allowed to (1) directly or indirectly invest, establish, or be hired by, any individual or enterprises engaging in the same or similar business, or competitive business, (2) directly or indirectly persuade, induce, encourage, or cause any employee of the Company to terminate the employment with Sichuan Vtouch or its subsidiaries; and (3) directly or indirectly persuade, induce, encourage, or cause any customers of Sichuan Vtouch to terminate the business relationship with Sichuan Vtouch or its subsidiaries.

Each officer is obligated to pay $7,110 to $14,220 (equivalent to RMB50,000 to RMB100,000) as a penalty, together with any earnings generated from the use or disclose of the confidential information, to Sichuan Vtouch for violation of the confidentiality and non-competition agreements.

Outstanding Equity Awards at Fiscal Year-End

There are no current outstanding equity awards to our executive officers as of December 31, 2021.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

Director Compensation

The table below shows the compensation paid to our non-employee directors during 2021 and 2020.

Name	Year	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All other Compensation	Total

Guangde Cai	2021	0	—	—	—	—	0	—
	2020	0	—	—	—	—	0	—

Jiaying Cai	2021	0	—	—	—	—	0	—
	2020	0	—	—	—	—	0	—

Jin Chen	2021	0	—	—	—	—	0	—
	2020	0	—	—	—	—	0	—

Jeffrey Kone	2021	0	—	—	—	—	0	—
	2020	0	—	—	—	—	0	—

David Lazar	2021	—	—	—	—	—	—	—
	2020	0	—	—	—	—	0	—

Ms. Jiaying Cai became a director of the Company on June 18, 2020 and Mr. Guangde Cai became a director of the Company on October 12, 2020. Mr. David Lazar resigned as a director on June 18, 2020.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists, as of April 15, 2022, the number of shares of common stock beneficially owned by (i) each person, entity or group (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each of our directors (iii) each of our Named Executive Officers and (iv) all executive officers and directors as a group.

The percentages below are calculated based on 31,811,523 shares of common stock issued and outstanding as of the date of this Form 10-K.

	Shares Beneficially Owned Prior to the Offerings		Shares Beneficially Owned After the Offerings
Name of Beneficial Owner	Shares	Percentage	Shares	Percentage
Executive Officers and Directors:

Guangde Cai(1)	2,464,406	7.7%
Jiaying Cai(2)	839,204	2.6
Zongyi Lian	0	0
Yuhua Huang	0	0
Jing Chen	0	0
Wei Wang	0	0
Jeffrey Kone	0	0
All officers and directors as a group (7 persons)	3,303,610	10.3%

5% or Greater Holders:

Qihong Technology (Samoa) Limited(1)	1,698,055	5.3%
Qixun Technology (Samoa) Limited(1)	766,351	2.4%

(1)

Mr. Guangde Cai, the Chairman of our Board, is the indirect majority shareholder of Qixun Technology (Samoa) Limited and indirect sole shareholder of Qihong Technology (Samoa) Limited. The number indicated includes the shares of the Company owned by each of Qixun Technology (Samoa) Limited and Qihong Technology (Samoa) Limited.

(2)

Ms. Jiaying Cai, our director and secretary, owns 839,204 shares in the Company. Her father, Mr. Guangde Cai, is the indirect majority shareholder of Qixun Technology (Samoa) Limited and indirect sole shareholder of Qihong Technology (Samoa) Limited. Ms. Cai disclaims beneficial ownership of the shares owned by Qixun Technology (Samoa) Limited and Qihong Technology (Samoa) Limited.

Changes in Control Agreements

As of the date of this annual report, we are not aware of any arrangements that may result in “changes in control,” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The following is a description of transactions since January 1, 2021 to which we were a party in which (i) the amount involved exceeded or will exceed the lesser of (A) $120,000 or (B) one percent of our average total assets at year end for the last two completed fiscal years and (ii) any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of, or person sharing the household with, any of the foregoing persons, who had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other similar arrangements, which are described under “Executive Compensation.”

Sales of Products to Related Parties

Meishan Wetouch Technology Co., Ltd (“Meishan Wetouch”)

Sichuan Wetouch sells capacitive touchscreens to Meishan Wetouch from time to time. For the years ended December 31, 2021 and 2020, sales from Sichuan Wetouch to Meishan Wetouch were approximately $87,367 and nil, respectively. There are no written agreements between Sichuan Wetouch and Meishan Wetouch. Mr. Guangde Cai, Chairman and director of the Company and our indirect majority shareholder, owns 95% of Meishan Wetouch.

Chengdu Wetouch Technology Co., Ltd. (“Chengdu Wetouch”)

Sichuan Wetouch sells capacitive touchscreens to Chengdu Wetouch from time to time. For the twelve-month period ended December 31, 2021, sales from Sichuan Wetouch to Chengdu Wetouch were approximately $10,483. There are no written agreements between Sichuan Wetouch and Chengdu Wetouch. Mr. Guangde Cai, Chairman and director of the Company and our indirect majority shareholder, owns 94% of Chengdu Wetouch.

Amounts due from Related Parties

For the years ended December 31, 2021 and 2020, the total amounts due from related parties were nil and $76,619, respectively. These advances are non-interest bearing and due on demand. The breakdown of the amount due from related parties are as below:

Mr. Guangde Cai

As of June 30, 2020, there were $43,453 employee advances granted by the Company to Mr. Guangde Cai, our Chairman. Said advances were the Company’s expenses given to Mr. Cai who utilized such funds on behalf of the Company for international payments to third-party consultants of the Company. Since the employee advances are not loans from the Company to Mr. Cai, no payments are due to the Company from Mr. Cai for these advances. As of December 31, 2021 and December 31, 2020, there is no amount due from Mr. Guangde Cai to the Company.

Mr. Shengyong Li

Mr. Shengyong Li is the general manager of Sichuan Wetouch. For the years ended December 31, 2021 and 2020, the employee advances due from Mr. Shengyong Li were nil and $72, respectively. These employee advances are non-interest bearing and due on demand.

Vision Touch Technology AG

For the years ended December 31, 2021 and 2020, the operating expense advances due from Vision Touch Technology AG were $nil and $76,619, respectively. These operating expense advances are non-interest bearing and due on demand. Vision Touch Technology is solely owned by Mr. Yong Yang, a sales director of Sichuan Wetouch.

Amounts due to Related Parties

For the years ended December 31, 2021 and 2020, the total amounts due to related parties were $34,669 and $529,060, respectively. These advances are non-interest bearing and due on demand, with the details provided below:

Chengdu Wetouch Technology Co., Ltd (“Chengdu Wetouch”)

For the years ended December 31, 2021 and 2020, the operating expenses advanced by Chengdu Wetouch to Sichuan Wetouch were $nil and $134,616, respectively. These advances are non-interest bearing and due on demand.

Chengdu Wetouch specializes in the research, development, manufacturing and sales of resistive touchscreens widely used in HMI and military industries. There are no written agreements between Sichuan Wetouch and Chengdu Wetouch. Mr. Guangde Cai is the majority shareholder of Chengdu Wetouch.

Meishan Wetouch

For the years ended December 31, 2021 and 2020, the operating expenses advanced by Meishan Wetouch to Sichuan Wetouch were $nil and $68,402, respectively. These advances are non-interest bearing and due on demand. Mr. Guangde Cai, Chairman and director of the Company and our indirect majority shareholder, owns 95% of Meishan Wetouch.

Mr. Guangde Cai

For the years ended December 31, 2021 and 2020, Sichuan Wetouch owed Mr. Guangde Cai $32,867 and $326,042, respectively. These advances are non-interest bearing and due on demand.

Mr. Zongyi Lian

For the years ended December 31, 2021 and 2020, Sichuan Wetouch owed Mr. Zongyi Lian $1,802 and nil, respectively. These advances are non-interest bearing and due on demand.

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

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

For each fiscal year of 2021 and 2020, we incurred aggregate fees and expenses of $105,000 and $105,000, respectively, from B F Borgers CPA PC for works completed for our annual audits and quarterly reviews.

Audit-Related Expenses

Audit-related expenses for 2021 and 2020 were $0 and $15,000, respectively.

Tax Fees

We incurred aggregate fees and expenses of $0 and $0 for each fiscal year of 2021 and 2020, respectively.

All Other Fees

We incurred other fees of $0 for each fiscal year of 2021 and 2020.

ITEM 15.	Exhibits and Financial Statements Schedules

1.	Consolidated Financial Statements

Our financial statements and the notes thereto, together with the report of our independent registered public accounting firm on those financial statements, are hereby filed as part of this report beginning on page F-1.

2.	Financial Statement Schedules

All financial statement schedules have been omitted since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

3.	Exhibits

The following is a complete list of exhibits filed as part of this Form 10-K. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

Exhibit Number	Description of Document
3.1(1)	Amended and Restated Articles of Incorporation of the Company, dated September 30, 2020.

3.2(1)	Bylaws of the Company.

3.3(1)	Certificate of Incorporation of Wetouch Holding Group Limited, dated August 14, 2020.

3.4(1)	Memorandum of Association and Articles of Association of Wetouch Holding Group Limited, dated August 14, 2020.

3.5.1(1)	Certificate of Incorporation of Hong Kong Vtouch Electronics Technology Limited, dated May 5, 2016.

3.5.2(1)	Certificate of Change of Name of Hong Kong Wectouch Electronics Technology Limited, dated August 13, 2020.

3.5.3(1)	Certificate of Change of Name of Hong Kong Wetouch Electronics Technology Limited, dated September 8, 2020.

3.6.1(1)	Articles of Association of Hong Kong Vtouch Electronics Technology Limited, dated May 5, 2016.

3.6.2(1)	Amended Articles of Association of Hong Kong Wetouch Electronics Technology Limited.

3.7(1)	English Translation of Business License of Sichuan Wetouch Technology Co., Ltd, dated January 23, 2017.

3.8(1)	English Translation of Articles of Association of Sichuan Wetouch Technology Co., Ltd, dated July 19, 2016.

3.9(3)	English Translation of Business License of Sichuan Vtouch Technology Co., Ltd., dated December 30, 2020.

3.10(3)	English Translation of Articles of Association of Sichuan Vtouch Technology Co., Ltd, dated December 29, 2020.

3.11(3)	Certificate of Incorporation of Hong Kong Wetouch Holding Group Limited, dated December 3, 2020.

3.12(3)	Certificate of Change of Name of Hong Kong Wetouch Technology Limited, dated December 9, 2020.

3.13(3)	Articles of Association of Hong Kong Wetouch Holding Group Limited, dated December 3, 2020.

3.14(3)	Articles of Association of Hong Kong Wetouch Technology Limited, dated March 12, 2021.

4.1(3)	Specimen Common Stock Certificate.

4.2(3)	Description of Registrant’s Securities.

4.3(6)	Promissory Note dated October 27, 2021 issued by Wetouch Technology Inc. to Talos Victory Fund, LLC

4.4(6)	Common Stock Purchase Warrant dated October 27, 2021issued by Wetouch Technology Inc.

4.5(7)	Promissory Note dated November 5, 2021 issued by Wetouch Technology Inc. to Mast Hill Fund, L.P.

4.6(7)	Common Stock Purchase Warrant dated November 5, 2021 issued by Wetouch Technology Inc.

4.7(8)	Promissory Note dated November 16, 2021 issued by Wetouch Technology Inc. to FirstFire Global Opportunities Fund, LLC.

4.8(8)	Common Stock Purchase Warrant dated November 16, 2021 issued by Wetouch Technology Inc.

4.9(8)	Promissory Note dated November 24, 2021 issued by Wetouch Technology Inc. to LGH Investments, LLC.

4.10(8)	Common Stock Purchase Warrant dated November 24, 2021 issued by Wetouch Technology Inc.

4.11(9)	Promissory Note dated November 29, 2021 issued by Wetouch Technology Inc. to Fourth Man, LLC.

4.12(9)	Common Stock Purchase Warrant dated November 29, 2021 issued by Wetouch Technology Inc.

4.13(9)	Promissory Note dated December 2, 2021 issued by Wetouch Technology Inc. to Jefferson Street Capital LLC.

4.14(9)	Common Stock Purchase Warrant dated December 2, 2021 issued by Wetouch Technology Inc.

4.15(9)	Promissory Note dated December 2, 2021 issued by Wetouch Technology Inc. to Blue Lake Partners, LLC.

4.16(9)	Common Stock Purchase Warrant dated December 2, 2021 issued by Wetouch Technology Inc.

10.1.1(1)	English Translation of Employment Agreement between Sichuan Wetouch Technology Co., Ltd and Zongyi Lian.

10.1.2(1)	English Translation of Confidentiality and Non-Competition Agreement between Sichuan Wetouch Technology Co., Ltd and Zongyi Lian.

10.2.1(1)	English Translation of Employment Agreement between Sichuan Wetouch Technology Co., Ltd and Yuhua Huang.

10.2.2(1)	English Translation of Confidentiality and Non-Competition Agreement between Sichuan Wetouch Technology Co., Ltd and Yuhua Huang.

10.3.1(1)	English Translation of Form of Sichuan Wetouch Technology Co., Ltd. Sales Framework Agreement.

10.4(1)	English Translation of Form of Sichuan Wetouch Technology Co., Ltd. Purchase Order with Suppliers.

10.5(2)	English Translation of Form of Loan Agreement between Sichuan Wetouch Technology Co., Ltd and Shareholder of Australia Vtouch Technology Co., Ltd.

10.6(2)	English Translation of Form of Supplemental Agreement to Loan Agreement between Sichuan Wetouch Technology Co., Ltd and Shareholder of Australia Vtouch Technology Co., Ltd.

10.7(2)	English Translation of Renewed Employment Agreement between Sichuan Wetouch Technology Co., Ltd and Zongyi Lian dated November 13, 2020.

10.8(2)	English Translation of Renewed Confidentiality and Non-Competition Agreement between Sichuan Wetouch Technology Co., Ltd and Zongyi Lian dated November 13, 2020.

10.9(2)	English Translation of Renewed Employment Agreement between Sichuan Wetouch Technology Co., Ltd and Yuhua Huang dated November 11, 2020.

10.10(2)	English Translation of Renewed Confidentiality and Non-Competition Agreement between Sichuan Wetouch Technology Co., Ltd and Yuhua Huang dated November 11, 2020.

10.11(2)	English Translation of Form of Sichuan Wetouch Technology Co., Ltd. Supplemental Agreement to Sales Framework Agreement.

10.12(4)	English Translation of Agreement of Compensation on Demolition between Sichuan Wetouch Technology Co., Ltd and Sichuan Renshou Shigao Tianfu Investment Co., Ltd dated March 16, 2021.

10.13(4)	English Translation of Leaseback Agreement between Sichuan Vtouch Technology Co., Ltd and Sichuan Renshou Shigao Tianfu Investment Co., Ltd dated March 16, 2021.

10.14(6)	Securities Purchase Agreement, dated as of October 27, 2021, between Wetouch Technology Inc. and Talos Victory Fund, LLC

10.15(6)	Registration Rights Agreement dated as of October 27, 2021, between Wetouch Technology Inc. and Talos Victory Fund, LLC

10.16(7)	Securities Purchase Agreement, dated as of November 5, 2021, between Wetouch Technology Inc. and Mast Hill Fund, L.P.

10.17(7)	Registration Rights Agreement dated as of November 5, 2021, between Wetouch Technology Inc. and Mast Hill Fund, L.P.

10.18(8)	Securities Purchase Agreement, dated as of November 16, 2021, between Wetouch Technology Inc. and FirstFire Global Opportunities Fund, LLC.

10.19(8)	Registration Rights Agreement dated as of November 16, 2021, between Wetouch Technology Inc. and FirstFire Global Opportunities Fund, LLC.

10.20(8)	Securities Purchase Agreement, dated as of November 24, 2021, between Wetouch Technology Inc. and LGH Investments, LLC.

10.21(8)	Registration Rights Agreement dated as of November 24, 2021, between Wetouch Technology Inc. and LGH Investments, LLC.

10.22(9)	Securities Purchase Agreement, dated as of November 29, 2021, between Wetouch Technology Inc. and Fourth Man, LLC.

10.23(9)	Registration Rights Agreement dated as of November 29, 2021, between Wetouch Technology Inc. and Fourth Man, LLC.

10.24(9)	Securities Purchase Agreement, dated as of December 2, 2021, between Wetouch Technology Inc. and Jefferson Street Capital LLC.

10.25(9)	Registration Rights Agreement dated as of December 2, 2021, between Wetouch Technology Inc. and Jefferson Street Capital LLC.

10.26(9)	Securities Purchase Agreement, dated as of December 2, 2021, between Wetouch Technology Inc. and Blue Lake Partners, LLC.

10.27(9)	Registration Rights Agreement dated as of December 2, 2021, between Wetouch Technology Inc. and Blue Lake Partners LLC.

14.1*	Code of Ethics

21.1(5)	List of subsidiaries of the Company.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act. *

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Sarbanes-Oxley Act. *

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act*

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act*

101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*filed herewith

(1)	Incorporated by reference to the Company’s Registration Statement on Form 10 filed with the SEC on October 15, 2020.

(2)	Incorporated by reference to the Company’s Registration Statement on Form 10/A filed with the SEC on November 30, 2020.

(3)	Incorporated by reference to the Company’s Registration Statement on Form 10-K filed with the SEC on March 24, 2021.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2021.

(5)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on September 13, 2021.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 5, 2021.

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 15, 2021.

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2021.

(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2021.

ITEM 16. FORM 10–K SUMMARY

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2022

WETOUCH TECHNOLOGY INC.

By:	/s/ Zongyi Lian
Zongyi Lian
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Yuhua Huang
Yuhua Huang
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Zongyi Lian	President	April 15, 2022
Zongyi Lian	Chief Executive Officer and Chairman\(Principal Executive Officer)

/s/ Yuhua Huang	Chief Financial Officer	April 15, 2022
Yuhua Huang	(Principal Financial and Accounting Officer)

/s/ Guangde Cai	Chairman and Director	April 15, 2022
Guangde Cai

/s/ Jiaying Cai	Director	April 15, 2022
Jiaying Cai

/s/ Jing Chen	Director	April 15, 2022
Jing Chen

/s/ Wei Wang	Director	April 15, 2022
Wei Wang

/s/ Jeffrey Kone	Director	April 15, 2022
Jeffrey Kone

WETOUCH TECHNOLOGY INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

(AUDITED)

WETOUCH TECHNOLOGY INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Wetouch Technology Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Wetouch Technology Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States.

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

Lakewood, Colorado

April 15, 2022

PCAOB ID: 5041

WETOUCH TECHNOLOGY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,	As of December 31,
	2021	2020

ASSETS
CURRENT ASSETS
Cash	$46,163,704	$23,963,861
Accounts receivable, net	7,991,037	11,926,835
Inventories	244,381	402,050
Due from related parties	-	76,619
Prepaid expenses and other current assets	2,445,894	228,443
TOTAL CURRENT ASSETS	56,845,016	36,597,808

Property, plant and equipment, net	11,833,302	9,491,195
Intangible assets, net	-	974,696
TOTAL ASSETS	$68,678,318	$47,063,699

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$800,586	$891,848
Due to related parties	34,669	529,060
Income tax payable	65,463	107,137
Accrued expenses and other current liabilities	310,407	503,455
Deferred grants	-	245,211
Convertible promissory notes payable	2,030,550	-
TOTAL CURRENT LIABILITIES	3,241,675	2,276,711

Deferred grants-non current	-	433,206
Common stock purchase warrants liability	1,128,635	-
TOTAL LIABILITIES	$4,370,310	$2,709,917

COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 300,000,000 shares authorized, 31,811,523 and, 31,500,693 issued and outstanding as of December 31, 2021 and 2020, respectively*	$31,812	$31,501
Additional paid in capital	2,333,621	1,072,932
Statutory reserve	5,067,243	3,062,159
Retained earnings	54,610,164	39,229,282
Accumulated other comprehensive income	2,265,168	957,908
TOTAL STOCKHOLDERS’ EQUITY	64,308,008	44,353,782
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$68,678,318	$47,063,699

*	Retrospectively restated for effect of recapitalization, see Note 1

The accompanying notes are an integral part of these consolidated financial statements.

WETOUCH TECHNOLOGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the years ended December 31,
	2021	2020

REVENUES
Revenue from customers	$40,687,624	$31,345,951
Revenues from related parties	97,850	-
Total Revenues	40,785,474	31,345,951
COST OF REVENUES
Cost of revenues from customers	(22,256,642)	(15,736,080)
Cost of revenues related parties	(97,850)	-
Total Cost of revenues	(22,354,492)	(15,736,080)
GROSS PROFIT	18,430,982	15,609,871

OPERATING EXPENSES
Selling expenses	(630,503)	(264,553)
General and administrative expenses	(1,937,374)	(2,322,055)
Research and development expenses	(89,477)	(77,997)
Share-based compensation	(3,149,106)	(1,064,358)
Total operating expenses	(5,806,460)	(3,728,963)

INCOME FROM OPERATIONS	12,624,522	11,880,908

OTHER INCOME (EXPENSES)

Interest income	95,534	81,537
Interest expense	(27,450)	(1,728,961)
Government grant	695,055	246,227
Gain on asset disposal	7,648,423	-
Gain on changes in fair value of common stock purchase warrants liability	759,471	-
TOTAL OTHER (EXPENSES), NET	9,171,033	(1,401,197)

INCOME BEFORE INCOME TAX EXPENSE	21,795,555	10,479,711

INCOME TAX EXPENSE	(4,409,589)	(1,549,333)

NET INCOME	$17,385,966	$8,930,378

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	1,307,260	2,692,896
COMPREHENSIVE INCOME	$18,693,226	$11,623,274

EARNINGS PER COMMON SHARE
Basic	$0.55	$0.31
Diluted	$0.55	$0.31

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING*
Basic	31,811,523	28,774,886
Diluted	32,653,163	28,985,246

*	Retrospectively restated for effect of recapitalization, see Note 1

The accompanying notes are an integral part of these consolidated financial statements.

WETOUCH TECHNOLOGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	Common stock at Par value $0.001		Additional paid-in	Statutory	Retained	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	reserve	Earnings	(income) loss	equity

Balance at December 31, 2019*	28,000,000	$28,000	$14,034	$2,003,569	$31,357,494	$(1,734,988)	$31,668,109

Recapitalization -10/9/2020	3,396,394	3,396	(5,355)	-	-	-	(1,959)
Fraction shares issued due to stock split	689	1	(1)	-	-	-	-
Appropriation to statutory reserve	-	-	-	1,058,590	(1,058,590)	-	-
Share-based compensation	103,610	104	1,064,254	-		-	1,064,358
Net income					8,930,378		8,930,378
Foreign currency translation adjustment	-	-	-	-	-	2,692,896	2,692,896

Balance at December 31 2020	31,500,693	$31,501	$1,072,932	$3,062,159	$39,229,282	$957,908	$44,353,782

*	Retrospectively restated for effect of recapitalization, see Note 1

	Common stock at Par value $0.001		Additional paid-in	Statutory	Retained	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	reserve	Earnings	(income) loss	equity

Balance at December 31, 2020	31,500,693	$31,501	$1,072,932	$3,062,159	$39,229,282	$957,908	$44,353,782

Appropriation to statutory reserve	-	-		2,005,084	(2,005,084)	-	-
Share-based compensation	310,830	311	3,148,795	-		-	3,149,106
Warrants issued to third parties in conjunction with debt issuance			(1,888,106)				(1,888,106)
Net income					17,385,966		17,385,966
Foreign currency translation adjustment	-	-	-	-	-	1,307,260	1,307,260

Balance at December 31 2021	31,811,523	$31,812	$2,333,621	$5,067,243	$54,610,164	$2,265,168	$64,308,008

The accompanying notes are an integral part of these consolidated financial statements.

WETOUCH TECHNOLOGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2021	2020

Cash flows from operating activities
Net income	$17,385,966	$8,930,378
Adjustments to reconcile net income to cash provided by operating activities
Bad debts reversal	(76,492)	-
Inventory write-off	-	66,944
Depreciation and amortization	381,167	1,056,139
Asset disposal gain	(7,648,423)	-
Loss of input VAT credits	356,073	-
Share-based compensation	3,149,106	1,064,358
Amortization of discounts and issuance cost of the notes	8,550	-
Gain on changes in fair value of common stock purchase warrants liability	(759,471)	-

Changes in operating assets and liabilities:
Accounts receivable	4,994,861	4,911,580
Amounts due from related parties	83,849	1,242
Inventories	190,490	(241,435)
Prepaid expenses and other current assets	(2,258,602)	69,448
Accounts payable	(167,186)	40,749
Amounts due to related parties	(575,329)	(273,250)
Income tax payable	(50,424)	(547,080)
Accrued expenses and other current liabilities	(233,882)	(1,884,578)
Deferred grants	(728,818)	(231,742)
Net cash provided by operating activities	14,051,434	12,962,753

Cash flows from investing activities
Purchase of property and equipment	(11,695,448)	-
Proceeds from assets disposal	17,859,076
Net cash provided by investing activities	6,163,628	-

Cash flows from financing activities
Proceeds from issuance of convertible promissory notes payable	2,025,000	-
Payments of issue costs of convertible promissory note	(162,000)	-
Repayment of bank borrowings	-	(434,519)
Repayment of advances from related parties	-	(4,269,277)
Net cash provided by (used in) financing activities	1,863,000	(4,703,796)

Effect of changes of foreign exchange rates on cash	121,781	1,425,107
Net increase in cash	22,199,843	9,684,064
Cash, beginning of year	23,963,861	14,297,797
Cash, end of year	$46,163,704	$23,963,861

Supplemental disclosures of cash flow information
Interest paid	$-	$1,766,399
Income taxes paid	$3,774,917	$2,999,802

Non-cash investing activities
Net liabilities acquired due to recapitalization	$-	$1,959
Warrants issued to third parties in conjunction with debt issuance	$1,888,106	$-

The accompanying notes are an integral part of these consolidated financial statements.

WETOUCH TECHNOLOGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BUSINESS DESCRIPTION

Business

Wetouch Technology Inc. (“Wetouch”, or the “Company”), formerly known as Gulf West Investment Properties, Inc., was originally incorporated in August 1992, under the laws of the state of Nevada.

On October 9, 2020, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with Wetouch Holding Group Limited (“BVI Wetouch”) and all the shareholders of BVI Wetouch (each, a “BVI Shareholder” and collectively the “BVI Shareholders”), to acquire all the issued and outstanding capital stock of BVI Wetouch in exchange for the issuance to the BVI Shareholders an aggregate of 28,000,000 shares of our common stock (the “Reverse Merger”). In the Reverse Merger, each ordinary share of BVI Wetouch was exchanged for 2,800 shares of common stock of Wetouch. Immediately after the closing of the Reverse Merger on October 9, 2020, we had a total of 31,396,394 issued and outstanding shares of common stock. As a result of the Reverse Merger, BVI Wetouch is now our wholly-owned subsidiary.

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

Corporate History of BVI Wetouch

Wetouch Holding Group Limited (“BVI Wetouch”) was incorporated under the laws of British Virgin Islands on August 14, 2020. It became the holding company of Hong Kong Wetouch Electronics Technology Limited (“Hong Kong Wetouch”) on September 11, 2020.

Hong Kong Wetouch Technology Limited (“HK Wetouch”), was incorporated as a holding company under the laws of Hong Kong Special Administrative Region (“SAR”) on December 3, 2020. On March 2, 2021, HK Wetouch acquired all shares of Hong Kong Vtouch. Due to the fact that Hong Kong Wetouch and HK Wetouch are both under the same sole stockholder, the acquisition is accounted for under common control.

In June, 2021, Hong Kong Wetouch completed its dissolution process pursuant to the minutes of its special shareholder meeting.

Sichuan Wetouch Technology Co. Ltd. (“Sichuan Wetouch”) was formed on May 6, 2011 in the People’s Republic of China (“PRC”) and became Wholly Foreign-Owned Enterprise in PRC on February 23, 2017. On July 19, 2016, Sichuan Wetouch was 100% held by HK Wetouch.

On December 30, 2020, Sichuan Vtouch Technology Co., Ltd. (“Sichuan Vtouch”) was incorporated in Chengdu, Sichuan, under the laws of the People’s Republic of China.

In March 2021, pursuant to local PRC government guidelines on local environmental issues and the national overall plan, Sichuan Wetouch was under the government directed relocation order, and started its dissolution process which is estimated to be completed by the second quarter of 2022. Sichuan Vtouch took over the operating business of Sichuan Wetouch.

As a result of the above restructuring, HK Wetouch became the sole shareholder of Sichuan Vtouch.

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

(b) Uses of estimates

In preparing the consolidated financial statements in conformity with US GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on information as of the date of the consolidated financial statements. Significant estimates required to be made by management include, but are not limited to, the allowance for estimated uncollectible receivables, fair values of financial instruments, inventory valuations, useful lives of property, plant and equipment, intangible assets, the recoverability of long-lived assets, provision necessary for contingent liabilities, revenue recognition and realization of deferred tax assets. Actual results could differ from those estimates.

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

(e) Inventory

Inventory consists of raw materials, work-in-process and finished goods and is stated at the lower of cost or net realizable value. Cost is determined using a weighted average. For work-in-process and manufactured inventories, cost consists of raw materials, direct labor and an allocated portion of the Company’s production overhead. The Company writes down excess and obsolete inventory to its estimated net realizable value based upon assumptions about future demand and market conditions. For finished goods and work-in-process, if the estimated net realizable value for an inventory item, which is the estimated selling price in the ordinary course of business, less reasonably predicable costs to completion and disposal, is lower than its cost, the specific inventory item is written down to its estimated net realizable value. Net realizable value for raw materials is based on replacement cost. Provisions for inventory write-downs are included in the cost of revenues in the consolidated statements of operations. Inventories are carried at this lower cost basis until sold or scrapped. Nil and US$66,944 inventory write-off was recorded for the years ended December 31, 2021 and 2020, respectively.

(f) Convertible Promissory Notes

The Company accounts for its convertible promissory notes according to guidance of ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”, which simplifies the accounting for convertible instruments by eliminating the requirement to separate embedded conversion features from the host contract when the conversion features are not required to be accounted for as derivatives under Topic 815.

We analyze the convertible notes for the existence of a beneficial conversion feature. the Company considered the three characteristics of a derivative instrument listed in ASC 815-10-15-83: (i) having one or more underlyings and one or more notional amounts or payment provisions or both; (ii) requiring no initial net investment; (iii) permitting net settlement;

Since the Company’s notes have fixed interest rate, specified notional principal and settlement date, which no other events would affect specified settlement, and the Company received net proceeds after issuance costs and discount, which the Company recorded as the net proceeds or net settled investment, the management assessed that the Notes did not do not meet the definition of a derivative instruments and an embedded feature would not be bifurcated. The discounts on the convertible notes, are amortized to interest expense, using the effective interest method, over the terms of the related convertible notes.

(g) Common stock purchase warrants

The Company also analyzed the Warrants in accordance with ASC 815, to determine whether the Warrants meet the definition of a derivative and, if so, whether the Warrants meet the scope exception of ASC 815-40, which is that contracts issued or held by the reporting entity that are both (1) indexed to its own stock and (2) classified in stockholders’ equity shall not be considered to be derivative instruments for purposes of ASC 815-40.

The Company concluded that the Warrants issued in November and December 2021 financing should be treated as a derivative liability because the Warrants are entitled to a price adjustment provision to allow the exercise price to be increased or reduced in the event the Company issues or sells any additional shares of common stock at a price per share more or less than the then-applicable exercise price or without consideration, which is typically referred to as a “Down-round protection” or “anti-dilution” provision. According to ASC 815-40, the “Down-round protection” provision is not considered to be an input to the fair value of a fixed-for-fixed option on equity shares which leads the Warrants to fail to be qualified as indexed to the Company’s own stock and then to fail to meet the scope exceptions of ASC 815. Therefore, the Company accounted for the Warrants as derivative liabilities under ASC 815. Pursuant to ASC 815, derivatives are measured at fair value and re-measured at fair value with changes in fair value recorded in earnings at each reporting period.

The Company used an black-scholes-pricing model to estimate the fair values of common stock purchase warrants at the balance sheet dates. As of December 31, 2021, the Company recorded $1,128,635 common stock purchase warrants liability and $759,471 gain on changes of fair value of common stock purchase liability warrants for the year ended December 31, 2021.

(h) Fair value of financial instruments

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

Unless otherwise disclosed, the fair value of the Company’s financial instruments, including cash, accounts receivable, prepaid expenses and other current assets, accounts payable, short-term bank loans, accrued expenses and other current liabilities, taxes payable and due to related parties, common stock purchase warrants liability, approximate the fair value of the respective assets and liabilities as of December 31, 2021 and 2020 based upon the nature of the assets and liabilities.

(i) Property, plant and equipment, net

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

(l) Intangible assets, net

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

(m) Impairment of long-lived Assets

Long-lived assets, such as property, plant and equipment, land use rights, are reviewed for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Recoverability of a long-lived asset or asset group to be held and used is measured by a comparison of the carrying amount of an asset or asset group to the estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying value of an asset or asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount that the carrying value exceeds the estimated fair value of the asset or asset group. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third party independent appraisals, as considered necessary. Assets to be disposed are reported at the lower of carrying amount or fair value less costs to sell, and are no longer depreciated. There were nil impairment of intangible assets recognized for the years ended December 31, 2021 and 2020.

(n) Foreign Currency Translation

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

The following table outlines the currency exchange rates that were used in creating the consolidated financial statements in this report:

	December 31, 2021	December 31, 2020
Year-end spot rate	US$1=RMB 6.3726	US$1=RMB 6.5250
Average rate	US$1=RMB 6.4505	US$1=RMB 6.9042

(o) Revenue recognition

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

Contract Assets and Liabilities

Payment terms are established on the Company’s pre-established credit requirements based upon an evaluation of customers’ credit quality. Contract assets are recognized for in related accounts receivable. Contract liabilities are recognized for contracts where payment has been received in advance of delivery. The contract liability balance can vary significantly depending on the timing when an order is placed and when shipment or delivery occurs. As of December 31, 2021 and 2020, other than accounts receivable and advances from customers, the Company had no other material contract assets, contract liabilities or deferred contract costs recorded on its consolidated balance sheet. Costs of fulfilling customers’ purchase orders, such as shipping, handling and delivery, which occur prior to the transfer of control, are recognized in selling, general and administrative expense when incurred.

Disaggregation of Revenues

The Company disaggregates its revenue from contracts by geography, as the Company believes it best depicts how the nature, amount, timing and uncertainty of the revenue and cash flows are affected by economic factors. The Company’s disaggregation of revenues for the years ended December 31, 2021 and 2020 are disclosed in Note 16 to the financial statements.

(p) Selling, General and Administrative Expenses

Selling expenses represents primarily costs of payroll, benefits, commissions for sales representatives and advertising expenses. General and administrative expenses represents primarily payroll and benefits costs for administrative employees, rent and operating costs of office premises, depreciation and amortization of office facilities, professional fees and other administrative expenses.

(q) Research and Development Expense

Research and development costs are expensed as incurred.

(r) Share-Based Compensation

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

(s) Government grant

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

(t) Income taxes

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

The Company recognizes the effect of uncertain income tax positions only if those positions are more-likely-than-not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company’s policy is to record interest and penalties related to uncertain tax positions as a component of income tax expense. There were no such interest or penalty for the years ended December 31, 2021 and 2020.

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

(u) Value added tax (“VAT”)

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

(v) Earnings per Share

The Company computes earnings per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. As of December 31, 2021, warrants were included for the dilutive EPS calculation.

(w) Comprehensive income (loss)

Comprehensive income (loss) consists of two components, net income and other comprehensive income (loss). The foreign currency translation gain or loss resulting from translation of the financial statements expressed in RMB to US$ is reported in other comprehensive income (loss) in the consolidated statements of income and comprehensive income.

(x) Recent Accounting Pronouncements

The Company considers the applicability and impact of all accounting standards updates (“ASUs”). Management periodically reviews new accounting standards that are issued.

In August 2020, the FASB issued ASU No. 2020-06 (“ASU 2020-06”) “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” ASU 2020-06 will simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current U.S. GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting, and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as additional paid-in capital. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. For public business entities, the amendments in ASU 2020-06 are effective for public entities which meet the definition of a smaller reporting company are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023, including interim periods within those fiscal years. Early application of the guidance will be permitted for all entities for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted ASU 2020-06 effective January 1, 2021.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), which introduces new guidance for the accounting for credit losses on instruments within its scope. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale (AFS) debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The pronouncement will be effective for public business entities that are SEC filers in fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early application of the guidance will be permitted for all entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted ASU 2016-13 utilizing the modified retrospective transition method. The adoption of ASU 2016-13 did not have a material impact on the Company’s condensed consolidated financial statements.

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

NOTE-3- ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	December 31, 2021	December 31 2020
Accounts receivable	$7,991,037	$12,002,454
Allowance for doubtful accounts	-	(75,619)
Accounts receivable, net	$7,991,037	$11,926,835

The Company’s accounts receivable primarily includes balance due from customers when the Company’s products are sold and delivered to customers.

NOTE-4 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consists of the following:

	December 31, 2021	December 31, 2020
Advance to suppliers	$244,758	$117,819
VAT input credits	307,575	-
Issue cost related to convertible promissory notes	159,000	-
Deferred marketing expenses	1,000,000	-
Prepayment for land use right/ (i)	615,955	-
Security deposit (ii)	61,670	-
Others receivable (iii)	56,936	110,624
Prepaid expenses and other current assets	$2,445,894	$228,443

(i)	On July 23, 2021, Sichuan Vtouch entered into a contract with Chengdu Wenjiang District Planning and Natural Resources Bureau for purchasing a land use right of 131,010 square feet with a consideration of RMB 3,925,233 (equivalent to $615,955) for the new facility. The Company made a full prepayment by November 18, 2021 . Upon a certificate of land use right issued by the local government, which is estimated to be obtained by the fourth quarter of 2022, the Company will reclassify this prepayment to intangible assets accordingly.

(ii)	On July 28, 2021, Sichuan Vtouch made a security deposit of RMB393,000 (equivalent to $61,670) to Chengdu Cross-Strait Science and Technology Industry Development Park Management Committee to obtain a construction license for new facility. This deposit will be refunded upon the issuance of the construction license by end of April, 2022.

(iii)	Other receivables are mainly employee advances, and prepaid expenses.

NOTE 5— PROPERTY, PLANT AND EQUIPMENT, NET

	December 31, 2021	December 31, 2020
Buildings	$13,514	$10,330,767
Machinery, equipment and furniture	45,948	5,830,470
Construction in progress	11,778,957	-
Subtotal	11,838,419	16,161,237
Less: accumulated depreciation	(5,117)	(6,670,042)
Property, plant and equipment, net	$11,833,302	$9,491,195

Depreciation expense was $5,117 and $979,999 for the years ended December 31, 2021 and 2020, respectively.

Pursuant to local PRC government guidelines on local environment issues and the national overall plan, Sichuan Wetouch is under the government directed relocation order to relocate no later than December 31, 2021 and received compensation accordingly. On March 18, 2021, pursuant to the agreement with the local government and an appraisal report issued by a mutual agreed appraiser, Sichuan Wetouch received a compensation of RMB115.2 million ($18.1 million) (“Compensation Funds”) for the withdrawal of the right to use of state-owned land and the demolition of all buildings, facilities, equipment and all other appurtenances on the land. During the year ended December 31, 2021, the Company recorded a gain of $7,648,423 for the asset disposal including $872,045 loss of asset disposal of intangible assets (see Note 6).

On March 16, 2021, in order to minimize interruption of our business, Sichuan Vtouch entered into a leasing agreement with Sichuan Renshou Shigao Tianfu Investment Co., Ltd., a limited company owned by the local government, to lease the property, and all buildings, facilities and equipment thereon (“Demised Properties) of Sichuan Wetouch, commencing from April 1, 2021 until December 31, 2021, at a monthly rent of RMB300,000 ($47,076) for the use of the Demised Properties.

NOTE 6 – INTANGIBLE ASSETS, NET

Intangible assets, net mainly consist of the following:

	December 31, 2021	December 31, 2020
Land use rights	$-	$1,016,215
Patents	-	417,919
Subtotal	-	1,434,134
Less: accumulated amortization for patents	-	(310,393)
Accumulated amortization for land use right	-	(149,045)
Subtotal	-	(459,438)
Intangible assets, net	$-	$974,696

Amortization expense was $113,908 and $76,141 for the years ended December 31, 2021 and 2020, respectively.

Due to the relocation pursuit to the Compensation Fund agreement with the local government (See Note 6), the Company accelerated the amortization expense and recorded a loss of $872,045 for the asset disposal of intangible assets during the three-month period ended March 31, 2021, as the Company plans to deregister Sichuan Wetouch and the newly set up Sichuan Vtouch will use new techniques with new equipment, as a result, the Company estimates no remaining useful life for the existing patents.

NOTE 7 – RELATED PARTY TRANSACTIONS

The related party transactions are summarized as follows:

	Years Ended December 31,
	2021	2020
	US$	US$
Revenues resulting from related parties:
Sales to Chengdu Wetouch Technology Co., Ltd (“Chengdu Wetouch”)	10,483	-
Sales to Meishan Wetouch Electronics Technology Co., Ltd. (“Meishan Wetouch”)	87,367	-
Total revenue	$97,850	$-

The Company sells capacitive touchscreens to Chengdu Wetouch and Meishan Wetouch from time to time. There are no written agreements between the Company and Meishan Wetouch. Mr. Guangde Cai, Chairman and director of the Company and our indirect majority shareholder, owns 94% and 95% of Chengdu Wetouch and Meishan Wetouch, respectively.

Amounts due from related parties are as follows:

Amounts due from related parties	Relationship	December 31, 2021	December 31, 2020	Note
Vision Touch Technology AG	100% owned by Mr. Yong Yang, Sales Director of Sichuan Wetouch	$-	$76,619	Operating expense paid on behalf of the related party/Company

Amounts due to related parties are as follows:

	Relationship	December 31, 2021	December 31, 2020	Note
Chengdu Wetouch Technology Co., Ltd (“Chengdu Wetouch”)	94% owned by Mr. Guangde Cai & 2% by Mr. Shengyong Li	$-	$134,616	Operating expense paid on behalf of the Company
Meishan Vtouch Electronics Technology Co., Ltd.	95% owned by Mr. Guangde Cai and 5% by Chengdu Wetouch	-	68,402	Operating expense paid on behalf of the Company
Chengdu Vtouch Intelligence Science & Technology Co., Ltd.	100% owned by HK Vtouch Holding Group Co., Ltd.	-	-	Operating expenses paid on behalf of the Company
Mr. Zongyi Lian	President and CEO of the Company	1,802	-	Payable to employee
Mr. Guangde Cai	Chairman of the Company	32,867	326,042	Payable to employee
Total		$34,669	$529,060

NOTE 8 — INCOME TAXES

Wetouch

Wetouch Technology Inc. is subject to a tax rate of 21% per beginning 2018, and files a U.S. federal income tax return. No provision for income tax for Wetouch has been made as it incurred losses for the years ended December 31, 2021 and 2020.

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

HK Wetouch did not generate any assessable profits derived from Hong Kong sources for the fiscal years ended December 31, 2021 and 2020, and accordingly no provision for Hong Kong profits tax has been made in these periods.

PRC

Sichuan Wetouch and Sichuan Vtouch files income tax returns in the PRC. Effective from January 1, 2008, the PRC statutory income tax rate is 25% according to the Corporate Income Tax (“CIT”) Law which was passed by the National People’s Congress on March 16, 2007.

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

The components of the income tax provision are as follows:

	For the Years Ended December 31,
	2021	2020
Current tax provision
PRC	$4,409,589	$1,549,333
	$4,409,589	$1,549,333
Deferred tax provision
BVI	-	-
Hong Kong	-	-
China	-	-
	-	-
Income tax provision	$4,409,589	$1,549,333

The following table reconciles the China statutory rates to the Company’s effective tax rate for the years ended December 31, 2021 and 2020:

	For the Years Ended December 31,
	2021	2020
PRC statutory income tax rate	25.0%	25.0%
Effect of income tax holiday	(1.0)%	(10.0)%
Tax rate differential on entities not subject to PRC income	(0.6)%	0.0%
R&D additional deduction	(0.5)%	0.0%
Non-deductible expenses in the PRC	(2.7)%	(0.2)%

Effective tax rate	20.2%	14.8%

Deferred tax assets

The Company’s has no deferred tax assets are as of December 31, 2021 and 2020, respectively.

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

The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. As of December 31, 2021 and 2020, Sichuan Wetouch and Sichuan Vtouch remains open for statutory examination by PRC tax authorities.

NOTE 9— ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	December 31, 2021	December 31, 2020
Advance from customers	$59,111	$9,493
Accrued payroll and employee benefits	99,342	105,801
Accrued interest expenses	20,795	-
Other tax payables (i)	-	325,719
Others (ii)	131,159	62,442
Accrued expenses and other current liabilities	$310,407	$503,455

(i)	Other tax payables are mainly value added tax payable.

(ii)	Others mainly represent accrued employee reimbursement payable and other accrued miscellaneous operating expenses.

NOTE 10— DEFERRED GRANTS

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

During the year ended December 31, 2021, the Company recognized the remaining balance of deferred grant as income due to the government directed relocation order disclosed in Note 4.

NOTE 11 – CONVERTIBLE PROMISSORY NOTES PAYABLE

a) Convertible promissory notes

In October, November, and December 2021, the Company, issued seven (7) convertible promissory notes of US$2,250,000 aggregate principal amount, due in one year (the ‘Notes’) with issuance price discounted 90.0%. The Notes bear interest at a rate of 8.0% per annum, payable in one year and will mature on October 27, November 5, November 16, November 29 and December 2 of 2022. Net proceeds after debt issuance costs and debt discount were approximately US$1,793,000. Debt issuance costs in the amount of US$162,000 are recorded as deferred charges and included in the other current assets on the consolidated balance sheet. The debt discount and debt issuance costs are amortized into interest expense using the effective interest method over the terms of the Notes.

The details of convertible notes are as follows:

Unless the Notes are converted, the principal amounts of the Notes, and accrued interest at the rate of 8% per annum, are payable on the one-year anniversary of the issuance of the Notes (the “Maturity Date”). If the Company fails to satisfy its loan obligation by the Maturity Date, the default interest rate will be 16%.

The Lenders have the right to convert any or all of the principal and accrued interest on the Notes into shares of common stock of the Company on the earlier of (i) 180 calendar days after the issuance date of the Notes or (ii) the closing of a listing for trading of the common stock of the Company on a national securities exchange offering resulting in gross proceeds to the Company of $15,000,000 or more (an “Uplist Offering”). If the Company closes an Uplist Offering on or before the 180th calendar date after the issuance date of the Notes, the conversion price shall be 70% of the per share offering price in the Uplist Offering; otherwise, the conversion price is $0.75 per share.

Subject to customary exceptions, if the Company issues shares or any securities convertible into shares of common stock at an effective price per share lower than the conversion price of the Notes, the conversion rate of the Notes shall be reduced to such lower price.

Until the Notes are either paid or converted in their entirety, the Company agreed with the Lenders not to sell any securities convertible into shares of common stock of the Company (i) at a conversion price that is based on the trading price of the stock or (ii) with a conversion price that is subject to being reset at a future date or upon an event directly or indirectly related to the business of the Company or the market for the common stock. The Company also agreed to not issue securities at a future determined price.

The Lenders have the right to require the Company to repay the Notes if the Company receives cash proceeds, including proceeds from customers and the issuance of equity (including in the Uplist Offering). If the Company prepays the Notes prior to the Maturity Date, the Company shall pay a 10% prepayment penalty.

For the year ended December 31, 2021, the Company recognized interest expenses of the Notes in the amount of US$27,447.

The following is the summary of outstanding promissory notes as of December 31, 2021:

	Interest rate	Principal Amount	Net Proceeds	Warrants Shares	Maturity Date
Convertible Note- Tarlos Victory (Note 9 (b))	8%	$250,000	$197,000	200,000	October 27, 2022
Convertible Note-Mast Hill (Note 9 (b))	8%	750,000	601,000	600,000	November 5, 2022
Convertible Note-First Fire (Note 9 (b))	8%	250,000	197,000	200,000	November 16, 2022
Convertible Note-LGH Note 9 (b))	8%	250,000	207,000	200,000	November 24, 2022
Convertible Note -Fourth Man (Note 9 (b))	8%	250,000	197,000	200,000	November 29, 2022
Convertible Note-Jeffery Street Note 9 (b))	8%	250,000	197,000	200,000	December 2, 2022
Convertible Note -Blue Lake Note 9 (b))	8%	250,000	197,000	200,000	December 2, 2022
Total		2,250,000	1,793,000	1,800,000
Debt Discounts		(225,000)
Amortization of discounts for the year ended December 31, 2021		5,550
Convertible Promissory Notes payable as of December 31, 2021		$2,030,550

*The Company prepaid $10,000 legal deposit for each note till the repayment of the notes.

b) Warrants

Accounting for Warrants

In connection with the issuance of a convertible promissory notes (see Note 11 (a) in October, November and December, 2021, the Company also issued seven (7) three-year warrant (the “Warrant”) to purchase an aggregate of 1,800,000 shares of the Company’s common stock (the “Warrant Shares”).

The Warrants issued to the Lenders granted each of the Lenders the right to purchase up to 200,000 shares of common stock of the Company at an exercise price of $1.25 per share. However, if the Company closes an Uplist Offering on or before the 180th calendar date after the issuance date of the Warrants, then the exercise price shall be 125% of the offering price of a share in the Uplist Offering. If the adjusted exercise price as a result of the Uplist Offering is less than $1.25 per share, then the number of shares for which the Warrants are exercisable shall be increased such that the total exercise price, after taking into account the decrease in the per share exercise price, shall be equal to the total exercise price prior to such adjustment.

The Lenders have the right to exercise the Warrants on a cashless basis if the highest traded price of a share of common stock of the Company during the 150 trading days prior to exercise of the Warrants exceeds the exercise price, unless there is an effective registration statement of the Company which covers the resale of the Lenders.

If the Company issues shares or any securities convertible into shares at an effective price per share lower than the exercise price of the Warrants, the exercise price of the Warrants shall be reduced to such lower price, subject to customary exceptions.

The Lenders may not convert the Notes or exercise the Warrants if such conversion or exercise will result in each of the Lenders, together with any affiliates, beneficially owning in excess of 4.9% of the Company’s outstanding common stock immediately after giving effect to such exercise unless the Lenders notify the Company at least 61 days prior to such exercise.

The fair values of these warrants as of December 31, 2021 were calculated using the Black-Scholes option-pricing model with the following assumptions:

						December 31, 2021
	Volatility (%)	Expected dividends yield (%)	Weighted average expected life (year)	Risk-free interest rate (%) (per annum)		Initial value of common stock purchase warrants liability (US$)	Changes of fair value of common stock purchase warrants liability (- (gains)/+ losses(US$)	Common stock purchase sarrants liability as of December 31, 2021(US$)
Convertible Note- Tarlos Victory (Note 9 (a))	187.3%	$0.0%	$2.8	0.97%		311,649	(186,893)	124,756
Convertible Note-Mast Hill (Note 9 (a))	187.3%	0.0%	2.8	0.97%		576,233	(201,077)	375,156
Convertible Note-First Fire (Note 9 (a))	187.3%	0.0%	2.9	0.97%		196,037	(70,629)	125,408
Convertible Note-LGH Note 9 (a))	187.3%	0.0%	2.9	0.97%		214,644	(88,980)	125,664
Convertible Note -Fourth Man (Note 9 (ab))	187.3%	0.0%	2.9	0.97%		214,867	(89,046)	125,821
Convertible Note-Jeffery Street Note 9 (a))	187.3%	0.0%	2.9	0.97%		187,338	(61,423)	125,915
Convertible Note -Blue Lake Note 9 (a))	187.3%	0.0%	2.9	0.97%		187,338	(61,423)	125,915
Total					Total	1,888,106	(759,471)	1,128,635

(c) Registration Rights Agreements

Pursuant to the terms of the Registration Rights Agreement dated as of contract date of each convertible promissory note, 2021, executed between the Company and Lender, the Registration Rights Agreement dated as of each contract date, executed between the Company and Lenders, the Company agreed to file a registration statement with the Securities and Exchange Commission to register the shares of common stock underlying the Notes and the shares issuable upon exercise of the Warrants within sixty days from the date of each Registration Rights Agreement. The Company also granted the Lenders piggyback registration rights on such shares pursuant to the Purchase Agreements.

NOTE 12— SHAREHOLDERS’ EQUITY

Ordinary Shares

The Company’s authorized number of ordinary shares was 300,000,000 shares with par value of $0.001.

On December 22,2020, the Company issued 103,610 shares of common stock to The Crone Law Group, P.C. or its designees for legal services (see Note 11).

On January 1, 2021, the Company issued an aggregate of 310,830 shares to a third party service provider for consulting services that had been rendered.

As of December 31, 2021, the Company had 31,811,523 issued and outstanding shares.

Statutory reserve and restricted net assets

Under PRC rules and regulations, all subsidiaries of Wetouch in the PRC are required to appropriate 10% of their net income to a statutory surplus reserve until the reserve balance reaches 50% of their registered capital. The appropriation to this statutory surplus reserve must be made before distribution of dividends can be made. The statutory reserve is non-distributable, other than during liquidation, and can be used to fund previous years losses, if any, and may be converted into share capital by issuing new shares to existing shareholders in proportion to their shareholders or by increasing the par value of the shares currently outstanding, provided that the remaining balance of the statutory reserve after such issue is not less than 25% of the registered capital.

Appropriations to the discretionary surplus reserve are made at the discretion of the board of directors. The statutory reserve may be applied against prior year losses, if any, and may be used for general business expansion and production or increase in registered capital, but are not distributable as cash dividends.

For the years ended December 31, 2021 and 2020, the Company made appropriations to the reserve fund of RMB12,933,795 (equivalent to US$2,005,084) and RMB6,907,298 (equivalent to US$1,058,590 ), respectively.

NOTE 13- SHARE BASED COMPENSATION

The Company applied ASC 718 and related interpretations in accounting for measuring the cost of share-based compensation over the period during which the consultants are required to provide services in exchange for the issued shares. The fair value of above award was estimated at the grant date using Black-Scholes model for pricing the share compensation expenses.

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

As of December 31, 2021, the Company had 841,440 warrants outstanding related to above mentioned services with i) weighted average exercise price of $0.01; ii) weighted average remaining contractual life of 1.5 years; and iii) aggregate intrinsic value of $0.6 million

For years ended December 31, 2021 and 2020, the Company recognized relevant share-based compensation expense of $1,041,281 and $351,238 for the vested shares, and $2,107,825 and $713,120 for the warrants, respectively.

NOTE 14. WEIGHTED AVERAGE NUMBER OF SHARES

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

NOTE 15- RISKS AND UNCERTAINTIES

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

Concentrations - The Company sells its products primarily through direct customers in the PRC and to some extent, the overseas customers in European countries and East Asia such as South Korea and Taiwan. For the year ended December 31, 2021, five customers accounted for 19.5%, 17.3%, 14.5%, 14.2%, and 11.1%, respectively, of the Company’s revenue. For the year ended December 31, 2020, five customers accounted for 17.8%, 15.9%, 14.6%, 12.7%, and 12.2%, respectively, of the Company’s revenue .

And the Company’s top 10 customers aggregately accounted for 97.5% and 98.5% of the total revenue for the years ended December 31, 2021 and 2020, respectively.

As of December 31, 2021, six customers accounted for 25.7%, 18.6%, 12.5%, 11.5%, 11.3% and 10.2% of the total accounts receivable balance, respectively.

As of December 31, 2020 three customers accounted for 18.2%, 16.0%, and 13.2% of the total accounts receivable balance, respectively.

The Company purchases its raw materials through various suppliers. Raw material purchases from these suppliers which individually exceeded 10% of the Company’s total raw material purchases, accounted for approximately 11.2% (one supplier) and 37.5% (three suppliers) of the Company’s total raw material purchases for the years ended December 31, 2021 and 2020, respectively.

NOTE 16 — COMMITMENTS AND CONTINGENCIES

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

Capital expenditure commitment

On December 20, 2021, the Company entered into a contract with Shenzhen Municipal Haoyutuo Decoration & Cleaning Engineering Company Limited to purchase a facility decoration contract of RMB20.0 million (equivalent to US$3.1 million ). As of December 31, 2021, the Company has prepaid RMB15.0 million (equivalent to US$2.4 million) and recorded as construction in progress (see Note 6) and had a remaining balance of RMB5.0 million (equivalent to US$0.7 million) to be paid by July 30, 2022.

NOTE 17 — REVENUES

The Company’s geographical revenue information is set forth below:

	For the Years Ended December 31,
	2021	2020
Sales in PRC	$27,213,684	$21,430,226
Sales in Overseas
—Republic of China (ROC, or Taiwan)	7,246,592	5,178,407
-South Korea	5,962,067	4,654,133
-Others	363,131	83,185
Sub-total	13,571,790	9,915,725
Total revenues	$40,785,474	$31,345,951

Due to the COVID-19 pandemic, the Company’s subsidiary Sichuan Wetouch was temporarily shut down from early February 2020 to early March 2020 in accordance with the requirement of the local governments. The Company’s business was negatively impacted and generated lower revenue and net income during the period from February to April 2020. Our business was gradually recovered to its normal level during the year ended December 31, 2021, due to our proactive efforts to in marketing new models such as POS touchscreens and penetrate into new customers into new regions.

