Form 10-Q
period 2022-03-31
Wetouch Technology Inc.
filed 2022-05-16
CIK 1826660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended March 31, 2022

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of May 13, 2022, the registrant had 32,039,035 shares of common stock issued and outstanding

WETOUCH TECHNOLOGY INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2022

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

A description of these and other risks and uncertainties that could affect our business appears in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 which we filed with the Securities and Exchange Commission (“SEC”) on April 15, 2022 (the “Annual Report”). The risks and uncertainties described under “Risk Factors” are not exhaustive.

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

WETOUCH TECHNOLOGY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022 (UNAUDITED)

4

WETOUCH TECHNOLOGY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of March 31, 2022	As of December 31, 2021

ASSETS
CURRENT ASSETS
Cash	$44,820,433	$46,163,704
Accounts receivable, net	14,611,185	7,991,037
Inventories	263,993	244,381
Prepaid expenses and other current assets	1,737,357	2,445,894
TOTAL CURRENT ASSETS	61,432,968	56,845,016

Property, plant and equipment, net	11,892,836	11,833,302
TOTAL ASSETS	$73,325,804	$68,678,318

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,256,499	$800,586
Due to related parties	34,833	34,669
Income tax payable	1,002,629	65,463
Accrued expenses and other current liabilities	776,201	310,407
Convertible promissory notes payable	2,036,735	2,030,550
TOTAL CURRENT LIABILITIES	5,106,897	3,241,675

Common stock purchase warrants liability	968,192	1,128,635
TOTAL LIABILITIES	$6,075,089	$4,370,310

COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 300,000,000 shares authorized, 31,811,523 and 31,811,523 issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	$31,812	$31,812
Additional paid in capital	2,333,621	2,333,621
Statutory reserve	5,067,243	5,067,243
Retained earnings	57,172,677	54,610,164
Accumulated other comprehensive income	2,645,362	2,265,168
TOTAL STOCKHOLDERS’ EQUITY	67,250,715	64,308,008
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$73,325,804	$68,678,318

The accompanying notes are an integral part of these condensed consolidated financial statements.

WETOUCH TECHNOLOGY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	For the three months ended March 31,
	2022	2021

REVENUES
Revenue from customers	$11,994,547	$10,615,924
Revenues from related parties	-	97,380
Total Revenues	11,994,547	10,713,304
COST OF REVENUES
Cost of revenues from customers	(7,683,792)	(5,571,806)
Cost of revenues related parties	-	-
Total Cost of revenues	(7,683,792)	(5,571,806)
GROSS PROFIT	4,310,755	5,141,498

OPERATING EXPENSES
Selling expenses	(485,147)	(87,823)
General and administrative expenses	(372,338)	(494,897)
Research and development expenses	(22,857)	(22,180)
Share-based compensation	-	(3,149,106)
Total operating expenses	(880,342)	(3,754,006)

INCOME FROM OPERATIONS	3,430,413	1,387,492

OTHER INCOME (EXPENSES)

Interest income	29,134	22,015
Interest expense	(56,172)	(4)
Government grant	-	691,713
Gain on asset disposal	-	7,611,646
Gain on changes in fair value of common stock purchase warrants liability	160,443	-
TOTAL OTHER NET	133,405	8,325,370

INCOME BEFORE INCOME TAX EXPENSE	3,563,818	9,712,862

INCOME TAX EXPENSE	(1,001,305)	(1,351,613)

NET INCOME	$2,562,513	$8,361,249

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	380,194	(277,199
COMPREHENSIVE INCOME	$2,942,707	$8,084,050

EARNINGS PER COMMON SHARE
Basic	$0.08	$0.25
Diluted	$0.08	$0.25

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	31,811,523	31,810,834
Diluted	32,653,163	32,652,474

The accompanying notes are an integral part of these condensed consolidated financial statements.

WETOUCH TECHNOLODY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common stock at Par value $0.001		Additional paid-in	Statutory	Retained	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	reserve	Earnings	Income (loss)	equity

Balance at December 31 2020	31,500,693	$31,501	$1,072,932	$3,062,159	$39,229,282	$957,908	$44,353,782

Share-based compensation	310,830	311	3,148,795	-		-	3,149,106
Net income					8,361,249		8,361,249
Foreign currency translation adjustment	-	-	-	-	-	(277,199)	(277,199)

Balance at March 31, 2021	31,811,523	$31,812	$4,221,727	$3,062,159	$47,590,531	$680,709	$55,586,938

	Common stock at Par value $0.001		Additional paid-in	Statutory	Retained	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	reserve	Earnings	income	equity

Balance at December 31 2021	31,811,523	$31,812	$2,333,621	$5,067,243	$54,610,164	$2,265,168	$64,308,008

Net income					2,562,513		2,562,513
Foreign currency translation adjustment	-	-	-	-	-	380,194	380,194

Balance at March 31, 2022	31,811,523	$31,812	$2,333,621	$5,067,243	$57,172,677	$2,645,352	$67,250,715

The accompanying notes are an integral part of these condensed consolidated financial statements.

WETOUCH TECHNOLODY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three-months ended March 31,
	2022	2021

Cash flows from operating activities
Net income	$2,562,513	$8,361,249
Adjustments to reconcile net income to cash provided by operating activities
Bad debts reversal	-	(76,124)
Depreciation and amortization	2,622	374,303
Asset disposal gain	-	(7,611,646)
Share-based compensation	-	3,149,106
Amortization of discounts and issuance cost of the notes	12,655	-
Gain on changes in fair value of common stock purchase warrants liability	(160,443)	-

Changes in operating assets and liabilities:
Accounts receivable	(6,350,920)	8,279,581
Amounts due from related parties	-	83,354
Inventories	(11,620)	232,797
Prepaid expenses and other current assets	741,854	228,021
Accounts payable	429,214	1,075,994
Amounts due to related parties	(53,472)	69,615
Income tax payable	933,794	676,997
Accrued expenses and other current liabilities	456,056	(350,360)
Deferred grants	-	(725,518)
Net cash provided by (used in) operating activities	(1,437,747)	13,767,369

Cash flows from investing activities
Proceeds from assets disposal	-	17,773,202
Net cash provided by investing activities	-	17,773,202

Cash flows from financing activities
Net cash used in financing activities	-	-

Effect of changes of foreign exchange rates on cash	94,476	(1,025,599)
Net increase in cash	(1,343,271)	30,514,972
Cash, beginning of period	46,163,704	23,963,861
Cash, end of period	$44,820,433	$54,478,833
Supplemental disclosures of cash flow information
Income tax paid	$1,001,305	$667,895

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

In June 2021, Hong Kong Wetouch completed its dissolution process pursuant to the minutes of its special shareholder meeting.

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

Note 2 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted by rules and regulations of the United States Securities and Exchange Commission (“SEC”). The condensed consolidated balance sheet as of December 31, 2021 was derived from the audited consolidated financial statements of Wetouch. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated balance sheet of the Company as of December 31, 2021, and the related consolidated statements of comprehensive income, changes in equity and cash flows for the year then ended.

In the opinion of the management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of March 31, 2022, the results of operations and cash flows for the three-month periods ended March 31, 2022 and 2021 have been made. However, the results of operations included in such financial statements may not necessary be indicative of annual results.

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

Significant Accounting Policies

For a detailed discussion about Wetouch’s significant accounting policies, refer to Note 2 — “Summary of Significant Accounting Policies,” in Wetouch’s consolidated financial statements included in Company’s 2021 audited consolidated financial statements. During the three-month periods ended March 31, 2022, there were no significant changes made to Wetouch significant accounting policies.

NOTE-3- ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	March 31, 2022	December 31 2021
Accounts receivable	$14,611,185	$7,991,037
Allowance for doubtful accounts	-	-
Accounts receivable, net	$14,611,185	$7,991,037

The Company’s accounts receivable primarily includes balance due from customers when the Company’s products are sold and delivered to customers.

NOTE-4 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consists of the following:

	March 31, 2022	December 31, 2021
Advance to suppliers	$260,127	$244,758
VAT input credits	-	307,575
Issue cost related to convertible promissory notes	152,530	159,000
Deferred marketing expenses	562,500	1,000,000
Prepayment for land use right/ (i)	615,190	615,955
Security deposit (ii)	61,994	61,670
Others receivable (iii)	85,016	56,936
Prepaid expenses and other current assets	$1,737,357	$2,445,894

(i)	On July 23, 2021, Sichuan Vtouch entered into a contract with Chengdu Wenjiang District Planning and Natural Resources Bureau for purchasing a land use right of 131,010 square feet with a consideration of RMB3,925,233 (equivalent to $615,955) for the new facility. The Company made a full prepayment by November 18, 2021. Upon a certificate of land use right issued by the local government, which is estimated to be obtained by the fourth quarter of 2022, the Company will reclassify this prepayment to intangible assets accordingly.

(ii)	On July 28, 2021, Sichuan Vtouch made a security deposit of RMB393,000 (equivalent to $61,670) to Chengdu Cross-Strait Science and Technology Industry Development Park Management Committee to obtain a construction license for new facility. This deposit will be refunded upon the issuance of the construction license by end of June, 2022.

(i)	Other receivables are mainly employee advances, and prepaid expenses.

NOTE 5— PROPERTY, PLANT AND EQUIPMENT, NET

	March 31, 2022	December 31, 2021
Buildings	$13,585	$13,514
Machinery, equipment and furniture	46,189	45,948
Construction in progress	11,840,831	11,778,957
Subtotal	11,900,605	11,838,419
Less: accumulated depreciation	(7,769)	(5,117)
Property, plant and equipment, net	$11,892,836	$11,833,302

Depreciation expense was $2,622 and $260,943 for the three-month period ended March 31, 2022 and 2021, respectively.

Pursuant to local PRC government guidelines on local environment issues and the national overall plan, Sichuan Wetouch is under the government directed relocation order to relocate no later than December 31, 2021 and received compensation accordingly. On March 18, 2021, pursuant to the agreement with the local government and an appraisal report issued by a mutual agreed appraiser, Sichuan Wetouch received a compensation of RMB115.2 million ($18.2 million) (“Compensation Funds”) for the withdrawal of the right to use of state-owned land and the demolition of all buildings, facilities, equipment and all other appurtenances on the land. During the year ended December 31, 2021, the Company recorded a gain of $7,611,646 for the asset disposal.

On March 16, 2021, in order to minimize interruption of our business, Sichuan Vtouch entered into a leasing agreement with Sichuan Renshou Shigao Tianfu Investment Co., Ltd., a limited company owned by the local government, to lease the property, and all buildings, facilities and equipment thereon (“Demised Properties) of Sichuan Wetouch, commencing from April 1, 2021 until December 31, 2021 at a monthly rent of RMB300,000 ($47,261) , and renewed on December 31, 2022 at a monthly rent of RMB 400,000 ($63,015) from January 1, 2022 till October 31, 2022 for the use of the Demised Properties.

NOTE 6 – RELATED PARTY TRANSACTIONS

The related party transactions are summarized as follows:

	Three-Month Period Ended March 31,
	2022	2021
Revenues resulting from related parties:
Sales to Chengdu Wetouch Technology Co., Ltd (“Chengdu Wetouch”)	$-	$10,433
Sales to Meishan Vtouch Electronics Technology Co., Ltd. (Meishan Wetouch)	-	88,947
	$-	$97,380

During the three-month period ended March 31, 2021, the Company sold capacitive touchscreens to Chengdu Wetouch and Meishan Wetouch from time to time. There were no written agreements between the Company and Meishan Wetouch. Mr. Guangde Cai, Chairman and director of the Company and our indirect majority shareholder, owns 94% and 95% of Chengdu Wetouch and Meishan Wetouch, respectively.

Amounts due to related parties are as follows:

	Relationship	March 31, 2022	December 31, 2021	Note
Mr. Zongyi Lian	President and CEO of the Company	$1,811	$1,802	Payable to employee
Mr. Guangde Cai	Chairman of the Company	33,022	32,867	Payable to employee
Total		$34,833	$34,669

NOTE 7 — INCOME TAXES

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

The effective income tax rates for the three-month periods ended March 31, 2022 and 2021 were 28.1% and 13.9%, respectively. The effective income tax rate for the three-month period ended March 31, 2022 and 2021 differs from the PRC statutory income tax rate of 25% primarily due to non deductible expenses of $160,443 resulting from gain of changes in fair value of Common Stock Purchase Warrants for the three-month periods ended March 31, 2022, and Sichuan Wetouch’s preferential income tax rate for the same period of the last year, respectively.

The estimated effective income tax rate for the year ended December 31, 2022 would be similar to actual effective tax rate of the three-month periods ended March 31, 2022.

NOTE 8— ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	March 31, 2022	December 31, 2021
Advance from customers	$77,123	$59,111
Accrued payroll and employee benefits	99,826	99,342
Accrued interest expenses	64,311	20,795
Other tax payables (i)	332,183	-
Others (ii)	202,758	131,159
Accrued expenses and other current liabilities	$776,201	$310,407

(i)	Other tax payables are mainly value added tax payable.

(ii)	Others mainly represent accrued employee reimbursement payable and other accrued miscellaneous operating expenses.

NOTE 9 – CONVERTIBLE PROMISSORY NOTES PAYABLE

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

For the three-month period ended March 31, 2022, the Company recognized interest expenses of the Notes in the amount of US$56,172.

The following is the summary of outstanding promissory notes as of March 31, 2022:

	Interest rate	Principal Amount	Net Proceeds	Warrants Shares	Maturity Date
Convertible Note- Talos Victory (Note 9 (b))	8%	$250,000	$197,000	200,000	October 27, 2022
Convertible Note-Mast Hill (Note 9 (b))	8%	750,000	601,000	600,000	November 5, 2022
Convertible Note-First Fire (Note 9 (b))	8%	250,000	197,000	200,000	November 16, 2022
Convertible Note-LGH Note 9 (b))	8%	250,000	207,000	200,000	November 24, 2022
Convertible Note -Fourth Man (Note 9 (b))	8%	250,000	197,000	200,000	November 29, 2022
Convertible Note-Jeffery Street Note 9 (b))	8%	250,000	197,000	200,000	December 2, 2022
Convertible Note -Blue Lake Note 9 (b))	8%	250,000	197,000	200,000	December 2, 2022
Total		2,250,000	1,793,000	1,800,000
Debt Discounts		(225,000)
Amortization of discounts for the year ended December 31, 2021		5,550
Convertible promissory notes payable as of December 31, 2021		2,030,550
Amortization of discounts for the three-month period ended March 31, 202		6,185
Convertible promissory notes payable as of March 31,2022		$2,036,735

*The Company prepaid $10,000 legal deposit for each note till the repayment of the notes.

b) Warrants

Accounting for Warrants

In connection with the issuance of a convertible promissory notes (see Note 11 (a) in October, November and December, 2021, the Company also issued seven (7) three-year warrant (the “ Warrant”) to purchase an aggregate of 1,800,000 shares of the Company’s common stock (the “ Warrant Shares”).

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

The fair values of these warrants as of March 31, 2022 were calculated using the Black-Scholes option-pricing model with the following assumptions:

					March 31, 2022
	Volatility (%)	Expected dividends yield (%)	Weighted average expected life (year)	Risk-free interest rate (%) (per annum)	Common stock purchase warrants liability as of December 31, 2021(US$)	Changes of fair value of common stock purchase warrants liability (- (gains)/+ losses(US$)	Common stock purchase warrants liability as of March 31, 2022 (US$)
Convertible Note- Talos Victory (Note 9 (a))	204.5%	$0.0%	$2.6	2.28%	124,756	(17,780)	106,976
Convertible Note-Mast Hill (Note 9 (a))	204.5%	0.0%	2.6	2.28%	375,156	(53,401)	321,754
Convertible Note-First Fire (Note 9 (a))	204.5%	0.0%	2.6	2.28%	125,408	(17,827)	107,582
Convertible Note-LGH Note 9 (a))	204.5%	0.0%	2.7	2.28%	125,664	(17,846)	107,818
Convertible Note -Fourth Man (Note 9 (ab))	204.5%	0.0%	2.7	2.28%	125,821	(17,857)	107,962
Convertible Note-Jeffery Street Note 9 (a))3,054	204.5%	0.0%	2.7	2.28%	125,915	(17,866)	108,050
Convertible Note -Blue Lake Note 9 (a))	204.5%	0.0%	2.7	2.28%	125,915	(17,866)	108,050
Total				Total	1,128,635	(160,443)	968,192

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

NOTE 10— SHAREHOLDERS’ EQUITY

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

As of March 31, 2022, the Company had 31,811,523 issued and outstanding shares.

NOTE 11- SHARE BASED COMPENSATION

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

The 310,830 shares of common stock and 631,080 warrants were vested on January 1, 2021 and no warrants were exercised. The fair value of above award was estimated at the grant date using Black-Scholes model for pricing the share compensation expenses. The fair value of the Black-Scholes model includes the following assumptions: expected life of 2.0 years, expected dividend rate of 0%, volatility of 204.5% and an average interest rate of 2.4%.

As of March 31, 2022, the Company had 841,440 warrants outstanding related to above mentioned services with i) weighted average exercise price of $0.01; ii) weighted average remaining contractual life of 1.25 years; and iii) aggregate intrinsic value of $0.6 million

For the three-month periods ended March 31, 2022 and 2021, the Company recognized relevant share-based compensation expense of nil and $1,041,281 for the vested shares, and nil and $2,107,825 for the warrants, respectively.

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

For the three-month periods ended March 31, 2022 and 2021, six customers accounted for 18.1%, 16.2%, 15.7%, 14.7%, 12.4% and 12.3%, and five customers accounted for 18.7%, 17.9%, 15.2%, 11.8% and 11.1%, respectively, of the Company’s revenue.

And the Company’s top ten customers aggregately accounted for 99.4% and 99.2% of the total revenue for the three-month periods ended March 31, 2022 and 2021, respectively.

As of March 31, 2022, six customers accounted for 24.1%, 15.0%, 14.1%, 12.9%, 12.8% and 11.8% of the total accounts receivable balance, respectively.

The Company purchases its raw materials through various suppliers. Raw material purchases from these suppliers which individually exceeded 10% of the Company’s total raw material purchases, accounted for approximately 47.4% (four suppliers) and 38.1% (three suppliers) for the three-month periods ended March 31, 2022 and 2021, respectively.

NOTE 13 — COMMITMENTS AND CONTINGENCIES

Legal Proceedings

From time to time, the Company is a party to various legal actions arising in the ordinary course of business. The Company accrues costs associated with these matters when they become probable and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

As of March 31, 2022, there were no legal proceedings.

Capital expenditure commitment

On December 20, 2021, the Company entered into a contract with Shenzhen Municipal Haoyutuo Decoration & Cleaning Engineering Company Limited to purchase a facility decoration contract of RMB20.0 million (equivalent to US$3.1 million ). As of March 31, 2022, the Company has prepaid RMB15.0 million (equivalent to US$ 2.4 million) and recorded as construction in progress (see Note 5) and had a remaining balance of RMB5.0 million (equivalent to US$0.8 million) to be paid by July 30, 2022.

NOTE 14 — REVENUES

The Company’s geographical revenue information is set forth below:

	For the Three-Month Periods Ended, March 31,
	2022	2021
Sales in PRC	$8,169,567	$7,155,877
Sales in Overseas
—Republic of China (ROC, or Taiwan)	1,998,679	1,977,038
-South Korea	1,763,200	1,574,315
-Others	63,101	6,074
Sub-total	3,824,980	3,557,427
Total revenues	$11,994,547	$10,713,304

NOTE 15 — SUBSEQUENT EVENT

As of October 27, 2021, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Talos Victory Fund, LLC (the “Lender”). The transactions contemplated by the Securities Purchase Agreement pursuant to which the Company issued to the Lender a convertible promissory note in the principal amount of $250,000 (the “Note”) and a three-year warrant (the “Warrant”) to purchase an aggregate of 200,000 shares of the Company’s common stock (the “Warrant Shares”) and agreed to register the shares of common stock underlying the Note and the Warrant Shares (the “Common Stock”) were previously disclosed on Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2021.

On April 27, 2022, the Company entered into an amendment to the Note (“Amendment to Promissory Note”) issued to the Lender and, on May 3, 2022, an amendment to the Registration Rights Agreement by and between the Company and the Lender dated as of October 27, 2021 (“Amendment to Registration Rights Agreement”), extending the number of days the Company shall have in order to cause the registration statement covering the resale of the Common Stock to become effective. For each 30-day extension, the Company agreed to repay the Lender $25,000 of the principal amount of the Note, without prepayment penalty. The Company has repaid $25,000 to the Lender on May 3, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

The following management’s discussion and analysis should be read in conjunction with our historical financial statements and the related notes thereto. The management’s discussion and analysis contain forward-looking statements, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including those under “Risk Factors” in our Annual Report filed with the SEC on April 15, 2022, as updated in subsequent filings we have made with the SEC that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.

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

We are actively searching for an appropriate parcel in Chengdu Medicine City (Technology Park), Wenjiang District, Chengdu for the construction of our new production facilities and office buildings. As of the date of this prospectus, we estimate that our capital needs for this acquisition and construction will be approximately RMB170.0 million (approximately $26.2 million), but there is no assurance that the estimated amount is sufficient to achieve our goals. We may need additional financing for our business development. In addition, we expect that this acquisition and construction will be completed prior to December 31, 2021, but there is no assurance and we may need extended time to achieve our business plan. Pursuant to local PRC government guidelines on local environment issues and the national overall plan, Sichuan Wetouch was under the government directed relocation order to relocate no later than December 31, 2021 and was compensated for RMB115.2 million ($17.8 million) from the local government for the withdrawal of the right to use of state-owned land and the demolition of all buildings, facilities, equipment and all other appurtenances on the land.

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

Effects of COVID-19

The COVID-19 pandemic and resulting global disruptions have affected our businesses, as well as those of our customers and suppliers. To serve our customers while also providing for the safety of our employees and service providers, we have modified numerous aspects of our logistics, transportation, supply chain, purchasing, and after-sale processes. The Company has taken proactive measures to promote products to new customers and entering more regions during the three-month period ended March 31, 2022. The extent of the impact of COVID-19 on the Company’s results of operations and financial condition will depend on the virus’ future developments, including the duration and spread of the outbreak and the impact on the Company’s customers, which are still uncertain and cannot be reasonably estimated at this point of time.

Highlights for the three-month period ended March 31, 2022 include:

●	Revenues were $12.0 million, an increase of 12.1% from $10.7 million in the first quarter of 2021
●	Gross profit was $4.3 million, a decrease of 15.7% from $5.1 million in the first quarter of 2021
●	Gross profit margin was 35.9%, compared to 47.7% in the first quarter of 2021
●	Net income was $2.5 million, compared to $8.4 million in the first quarter of 2021
●	Total volume shipped was 559,958 units, an increase of 12.0% from 499,796 units in the first quarter of 2021

Results of Operations

The following table sets forth, for the periods indicated, statements of income data:

(in US Dollar millions, except percentage)	Three-Month Period Ended March 31,		Change
	2022	2021	%
Revenues	$12.0	$10.7	12.1%
Cost of revenues	(7.7)	(5.6)	37.5%
Gross profit	4.3	5.1	(15.7)%
Total operating expenses	(0.9)	(3.7)	(75.7)%
Operating income	3.4	1.4	142.9%
Total Other income	0.1	8.3	(98.8)%
Income before income taxes	3.5	9.7	(63.9)%
Income tax expense	(1.0)	(1.3)	(23.1)%
Net income	$2.5	$8.4	(70.2)%

Results of Operations - Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Revenues

We generated revenue of $12.0 million for the three months ended March 31, 2022, an increase of $1.3 million, or 12.1%, compared to $10.7 million in the same period of last year. This was due to an increase of 12.0% in sales volume, an increase of 0.9% in the average selling price of our products, and 2.1% positive impact from exchange rate due to appreciation of RMB against US dollars, compared with those of the same period of last year.

	For the Three-Month Ended March 31,
	2022		2021		Change	Change
	Amount	%	Amount	%	Amount	%
	(in US Dollar millions except percentage)
Revenue from sales to customers in PRC	$8.2	68.3%	$7.2	67.3%	$1.0	13.9%
Revenue from sales to customers overseas	3.8	31.7%	3.5	32.7%	0.3	8.6%
Total Revenues	$12.0	100%	$10.7	100%	$1.3	12.1%

	For the Three-Month Ended March 31,
	2022		2021		Change	Change
	Unit	%	Unit	%	Unit	%
	(in UNIT, except percentage)
Units sold to customers in PRC	356,687	63.7%	317,413	63.5%	39,274	12.3%
Units sold to customers overseas	203,271	36.3%	182,383	36.5%	20,888	11.5%
Total Units Sold	559,958	100%	499,796	100%	60,162	12.0%

(i) Domestic market

For the three months ended March 31, 2022, revenue from domestic market increased by $1.0 million or 13.9% as a combined result of: (i) an increase of 12.3% in sales volume, and (ii) an increase of 4.2% in the average RMB selling price of our products, and 2.1% positive impact from exchange rate due to appreciation of RMB against US dollars, compared with those of the same period of last year.

As for the RMB selling price, the increase of 4.2% was mainly due to the increased sales of new models of higher-end products of such as POS touchscreens, medical touchscreens and multi-functional printer touchscreens used in applications with higher selling price in domestic market during the three-month period ended March 31, 2022.

The weakening in macroeconomic conditions since the outbreak of COVID-19 pandemic in January 2020 continued to exacerbate the touch screen business environment. For the first quarter ended March 31, 2022, the Company’s business was negatively impacted and has continued to generate lower revenues. Due to our proactive efforts to market new models such as POS touchscreens and medical touchscreens, and penetration into new customers and new regions,we had sales increases of 46.6% in East China, 8.4% in Southwest China, and partially offset by decreases of 33.9% in South China, for the first quarter ended March 31, 2022 as compared to that of the same period last year.

(ii) Overseas market

For the three-month period ended March 31, 2022, revenues from overseas market were $3.8 million as compared to $3.5 million of the same period of 2021, increasing by $0.3 million or 8.6% mainly due to an increase of 11.5% in sales volume, partially offset by a decrease of 3.5% in average selling price.

The following table summarizes the breakdown of revenues by categories in US dollars:

	Revenues For the Three-Month Ended March 31
	2022		2021		Change	Change
	Amount	%	Amount	%	Amount	Margin%
	(in US Dollars, except percentage)
Product categories by end applications
Automotive Touchscreens	$3,012,725	25.1%	$3,519,642	32.9%	$(506,917)	(14.4)%
Industrial Control Computer Touchscreens	2,298,142	19.2%	2,235,175	20.9%	62,967	2.8%
POS Touchscreens	1,956,350	16.3%	1,159,805	10.8%	796,545	68.7%
Gaming Touchscreens	1,763,069	14.7%	1,574,315	14.7%	188,754	12.0%
Medical Touchscreens	1,472,091	12.3%	1,216,583	11.4%	255,508	21.0%
Multi-Functional Printer Touchscreens	1,488,175	12.4%	917,031	8.6%	571,144	62.3%
Others*	3,995	0.0%	90,753	0.7%	(86,758)	(95.6)%
Total Revenues	$11,994,547	100.0%	$10,713,304	100.0%	$1,281,243	12.0%

*Others include applications in self-service kiosks, ticket vending machine and financial terminals.

The Company continued to shift production mix from traditional lower-end products such as touchscreens used in automotive and industrial control computer industries to high-end products such as touchscreens used in POS touchscreens, multi-functional printer touchscreens, and medical touchscreens, primarily due to (i) greater growth potential of computer screen models in China, and (ii) the stronger demand and better quality needs from consumers’ recognition of higher-end touch screens made in higher quality with better performance.

Gross Profit and Gross Profit Margin

	Three-Month Period Ended March 31,		Change
(in millions, except percentage)	2022	2021	Amount	%
Gross Profit	$4.3	$5.1	$(0.8)	(15.7)%
Gross Profit Margin	35.9%	47.7%		(11.8)%

Gross profit was $4.3 million in the first quarter ended March 31, 2022, compared to $5.1 million in the same period of 2021. Our gross profit margin decreased to 35.9% for the first quarter ended March 31, 2022, as compared to 47.7% for the same period of 2021, primarily due to the increase in sales of $1.3 million, partially offset by the increase of cost of materials such as chip cost by approximately 45.0%, and the increase of labor cost by 30.8% for the three-month period ended March 31, 2022.

General and Administrative Expenses

	Three-Month Period Ended March 31,		Change
(in millions, except percentage)	2022	2021	Amount	%
General and Administrative Expenses	$0.4	$0.5	$(0.1)	(20.0%
as a percentage of revenues	3.3%	4.7%		(1.4)%

General and administrative (G&A) expenses were $0.4 million for the three-month period ended March 31, 2022, compared to $0.5 million in the same period in 2021, representing a decrease of 20.0% or $0.1 million. The decrease was primarily due to the decrease of $0.1 million accelerated amortization expense due to Sichuan Wetouch ceasing operation and relocation to comply with local PRC government guidelines on local environment issues and the national overall plan.

Research and Development Expenses

	Three-Month Period Ended March 31,		Change
(in US dollars, except percentage)	2022	2021	Amount	%
Research and Development Expenses	$22,857	$22,180	$677	3.1%
as a percentage of revenues	0.0%	0.0%		0.0%

Research and development (R&D) expenses were $22,857 for three-month ended March 31, 2022 compared to $22,180 in the same period in 2021, representing an increase of $677 in material consumption.

Share-based Compensation

	Three-Month Period Ended March 31,		Change
(in millions, except percentage)	2022	2021	Amount	%
Share-based compensation	$0.0	$3.1	$(3.1)	0.0%
as a percentage of revenues	0.0%	29.0%		(29.0)%

Share-based compensation was nil for the three-month period ended March 31, 2022, compared to $3.1 million in the same period in 2021. On January 1, 2021, the Board of Directors of the Company authorized the issuance of an aggregate of 310,830 shares and 631,080 warrants to an external consultant for advisory services that had been rendered. The Company recognized relevant share-based compensation expense of $1,041,281 for the vested shares and $2,107,825 for the warrants.

Operating Income

Total operating income was $3.4 million for the three-month period ended March 31, 2022 as compared to $1.4 million of the same period of last year, primarily due to the decrease of $3.1 million share-based compensation expenses for the three-month period ended March 31, 2021, partially offset by the decrease of $0.7 million in gross profit, and the increase of $0.3 million in selling and administrative expenses for the three-month period ended March 31, 2022.

Gain on changes in fair value of Common Stock Purchase Warrants

	Three-Month Period Ended March 31,		Change
(in millions, except percentage)	2022	2021	Amount	%
Gain on changes in fair value of Common Stock Purchase Warrants	$0.2	$0.0	$0.2	0.0%
as a percentage of revenues	1.7%	0.0%		1.7%

Gain on changes in fair value of common stock purchase warrants was $160,443 for the three-month period ended March 31, 2022, as compared to nil in 2021 (See Note 9 (b)).

Gain on Asset Disposal

	Three-Month Period Ended March 31,		Change
(in millions, except percentage)	2022	2021	Amount	%
Gain on asset disposal	$-	$7.6	$(7.6)	(0.0)%
as a percentage of revenues	0.0%	71.0%		(71.0)%

Gain on asset disposal was nil for the three-month period ended March 31, 2022 as compared to $7.6 million in the same period in 2021. Pursuant to local PRC government guidelines on local environment issues and the national overall plan, Sichuan Wetouch was under government directed relocation order to relocate no later than December 31, 2021 and received compensation accordingly. On March 18, 2021, pursuant to the agreement with the local government and an appraisal report issued by a mutual agreed appraiser, Sichuan Wetouch received compensation of RMB115.2 million ($18.2 million) (“Compensation Funds”) for the withdrawal of the right to use of state-owned land and the demolition of all buildings, facilities, equipment and all other appurtenances on the land. During the three-month period ended March 31, 2021, the Company recorded a gain of $7,611,646 for the asset disposal.

Income Taxes

	Three-Month Period Ended March 31,		Change
(in millions, except percentage)	2022	2021	Amount	%
Income before Income Taxes	$3.5	$9.7	$(6.2)	(63.9)%
Income Tax (Expense)	(1.0)	(1.3)	0.3	(23.1)%
Effective income tax rate	28.1%	13.9%		14.2%

The effective income tax rates for the three-month periods ended March 31, 2022 and 2021 were 28.1% and 13.9%, respectively. The effective income tax rate for the three-month period ended March 31, 2022 and 2021 differs from the PRC statutory income tax rate of 25% primarily due to non deductible expenses of $160,443 resulting from gain of changes in fair value of Common Stock Purchase Warrants for the three-month periods ended March 31, 2022, and Sichuan Wetouch’s preferential income tax rate for the same period of the last year, respectively.

Net Income

As a result of the above factors, we had a net income of $2.5 million in the first quarter of 2022 compared to a net income of $8.4 million in the same quarter of 2021.

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

As of March 31, 2022, we had current assets of $61.4 million, consisting of $44.8 million in cash, $14.6 million in accounts receivable, $0.3 million in inventories, and $1.7 million in prepaid expenses other current assets. Our current liabilities as of March 31, 2022, were $5.1 million, which is comprised of $1.0 million in income tax payable, $1.3 in accounts payable, $0.8 million in accrued expenses and other current liabilities and $2.0 million convertible promissory notes payable.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities for the three-month period ended March 31, 2022 and 2021:

	Three-Month Period Ended March 31,
(in US Dollar millions)	2022	2021
Net cash provided by (used in) operating activities	$(1.4)	$13.7
Net cash provided by investing activities	-	17.8
Net cash used in financing activities	-	-
Effect of foreign currency exchange rate changes on cash and cash equivalents	0.0	(1.0)
Net increase in cash and cash equivalents	(1.4)	30.5
Cash and cash equivalents at the beginning of period	46.2	24.0
Cash and cash equivalents at the end of period	$44.8	$54.5

Operating Activities

Net cash used in operating activities was $1.4 million for the three-month period ended March 31, 2022, as compared to $13.7 million provided by operating activities for the same period of the last year, primarily due to (i) the decrease of $5.8 million net income for the three-month period ended March 31, 2022 as compared to the same period of 2021, (ii) the increase of $14.6 million of accounts receivable for the three-month period ended March 31, 2022, due to Sichuan Wetouch settling customer receivables for the three-month period ended March 31, 2021, (iii) the decrease of $3.1 million of share-based compensation for the three-month period ended March 31, 2021, partially offset by (iv) the decrease of $7.6 million gain on asset disposal for the three-month period ended March 31, 2021, and (v) the decrease of 0.6 million of deferred income due to Sichuan Wetouch write-off government grant in the operating ceasing process for the three-month period ended March 31, 2021.

Investing Activities

There were $17.8 million proceeds from asset disposal for Sichuan Wetouch for the three-month period ended March 31, 2021. See Note 5 in the interim financial information.

Financing Activities

There were nil financing activities for the three-month period ended March 31, 2022 and 2021.

As of March 31, 2022, our cash and cash equivalents were $44.8 million, as compared to $46.2 million at December 31, 2021.

Days Sales Outstanding (“DSO”) has decreased to 85 days for the three-month period ended March 31, 2022 from 88 days for the year ended December 31, 2021 as a result of Sichuan Wetouch settling all accounts receivable collection from customers.

The following table provides an analysis of the aging of accounts receivable as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
-Current	$9,210,001	$1,403,187
-1-3 months past due	3,746,280	2,827,048
-4-6 months past due	1,654,904	3,742,732
7-12 months past due	-	18,070
-greater than 1 year past due	-	-
Total accounts receivable	$14,611,185	$7,991,037

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description
4.1(1)	Amendment No. 1 to Note
10.1(1)	Amendment No. 1 to Regisration Rights Agreement
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1) Incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed with the Commission on May 3, 2022

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WETOUCH TECHNOLOGY INC.

Date: May 16, 2022	By:	/s/ Zongyi Lian
	Name:	Zongyi Lian
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Yuhua Huang
	Name:	Yuhua Huang
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

