Form 10-Q
period 2022-06-30
Wetouch Technology Inc.
filed 2022-08-15
CIK 1826660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended June 30, 2022

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

Yes ☐ No ☒

As of August 12, 2022, the registrant had 32,039,035 shares of common stock issued and outstanding

WETOUCH TECHNOLOGY INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2022

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

WETOUCH TECHNOLOGY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 (UNAUDITED)

4

WETOUCH TECHNOLOGY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of June 30,	As of December 31,
	2022	2021

ASSETS
CURRENT ASSETS
Cash	$45,145,800	$46,163,704
Accounts receivable, net	15,290,559	7,991,037
Inventories	506,684	244,381
Prepaid expenses and other current assets	1,232,403	2,445,894
TOTAL CURRENT ASSETS	62,175,446	56,845,016

Property, plant and equipment, net	11,253,282	11,833,302
TOTAL ASSETS	$73,428,728	$68,678,318

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,103,972	$800,586
Due to related parties	32,984	34,669
Income tax payable	1,140,207	65,463
Accrued expenses and other current liabilities	853,725	310,407
Convertible promissory notes payable	1,993,214	2,030,550
TOTAL CURRENT LIABILITIES	6,124,102	3,241,675

Common stock purchase warrants liability	905,984	1,128,635
TOTAL LIABILITIES	$7,030,086	$4,370,310

COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 300,000,000 shares authorized, 32,039,035 and 31,811,523 issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	$32,040	$31,812
Additional paid in capital	2,333,393	2,333,621
Statutory reserve	5,067,243	5,067,243
Retained earnings	60,103,382	54,610,164
Accumulated other comprehensive income	(1,137,416)	2,265,168
TOTAL STOCKHOLDERS’ EQUITY	66,398,642	64,308,008
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$73,428,728	$68,678,318

The accompanying notes are an integral part of these condensed consolidated financial statements.

WETOUCH TECHNOLOGY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	Three-Month Period Ended		Six-Month Period Ended
	June 30,		June 30,
	2022	2021	2022	2021
REVENUES
Revenue from customers	$11,752,934	$15,234,885	$23,747,481	$25,850,636
Revenues from related parties	-	-	-	97,553
Total Revenues	11,752,934	15,234,885	23,747,481	25,948,189
Cost of revenues	(6,701,935)	(7,334,722)	(14,385,727)	(12,906,528)
GROSS PROFIT	5,050,999	7,900,163	9,361,754	13,041,661

OPERATING EXPENSES
Selling expenses	(532,101)	(125,574)	(1,017,248)	(213,397)
General and administrative expenses	(443,146)	(812,166)	(815,484)	(1,320,582)
Research and development expenses	(21,713)	(22,588)	(44,570)	(44,768)
Share-based compensation	-	-	-	(3,149,106)
OPERATING EXPENSES	(996,960)	(960,328)	(1,877,302)	(4,727,853)

INCOME FROM OPERATIONS	4,054,039	6,939,835	7,484,452	8,313,808

Interest income	30,502	13,375	59,636	35,386
Interest expense	(57,391)	-	(113,563)	-
Government grant	-	1,229	-	692,942
Gain on asset disposal				7,625,165
Gain on changes in fair value of common stock purchase warrants liability	62,208	-	222,651
TOTAL OTHER INCOME	35,319	14,604	168,724	8,353,493

INCOME BEFORE INCOME TAX EXPENSE	4,089,358	6,954,439	7,653,176	16,667,301

INCOME TAX EXPENSE	(1,158,653)	(1,887,339)	(2,159,958)	(3,238,952)

NET INCOME	$2,930,705	$5,067,100	$5,493,218	$13,428,349

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	(3,782,778)	809,779	(3,402,584)	532,580
COMPREHENSIVE INCOME	$(852,073)	$5,876,879	$2,090,634	$13,960,929

EARNINGS PER COMMON SHARE
Basic	$0.09	$0.2	$0.17	$0.42
Diluted	$0.09	$0.2	$0.17	$0.42
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	31,991,065	31,811,523	32,078,536	31,811,523
Diluted	32,605,193	32,653,163	32,692,664	32,653,163

The accompanying notes are an integral part of these condensed consolidated financial statements.

WETOUCH TECHNOLOGY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common stock at Par value $0.001		Additional paid-in	Statutory	Retained	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	reserve	Earnings	loss	equity

Balance at April 1, 2021	31,811,523	$31,812	$4,221,727	$3,062,159	$47,590,531	$680,709	$55,586,938

Net income					5,067,100		5,067,100
Foreign currency translation adjustment	-	-	-	-	-	809,779	809,779

Balance at June 30, 2021	31,811,523	$31,812	$4,221,727	$3,062,159	$52,657,631	$1,490,488	$61,463,817

	Common stock at Par value $0.001		Additional paid-in	Statutory	Retained	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	reserve	Earnings	Income (loss)	equity

Balance at April 1, 2022	31,811,523	$31,812	$2,333,621	$5,067,243	$57,172,677	$2,645,362	$67,250,715

Shares issued cashless for warrants	227,512	228	(228)	-		-	-
Net income					2,930,705		2,930,705
Foreign currency translation adjustment	-	-	-	-	-	(3,782,778)	(3,782,778)

Balance at June 30, 2022	32,039,035	$32,040	$2,333,393	$5,067,243	$60,103,382	$(1,137,416)	$66,398,642

	Common stock at Par value $0.001		Additional paid-in	Statutory	Retained	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	reserve	Earnings	(income) loss	equity

Balance at January 1, 2021	31,500,693	$31,501	$1,072,932	$3,062,159	$39,229,282	$957,908	$44,353,782

Share-based compensation	310,830	311	3,148,795	-		-	3,149,106
Net income					13,428,349		13,428,349
Foreign currency translation adjustment	-	-	-	-	-	532,580	532,580

Balance at June 30, 2021	31,811,523	$31,812	$4,221,727	$3,062,159	$52,657,631	$1,490,488	$61,463,817

	Common stock at Par value $0.001		Additional paid-in	Statutory	Retained	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	reserve	Earnings	income	equity

Balance at January 31, 2022	31,811,523	$31,812	$2,333,621	$5,067,243	$54,610,164	$2,265,168	$64,308,008

Shares issued cashless for warrants	227,512	228	(228)	-		-	-
Net income					5,493,218		5,493,218
Foreign currency translation adjustment	-	-	-	-	-	(3,402,584)	(3,402,584)

Balance at June 30, 2022	32,039,035	$32,040	$2,333,393	$5,067,243	$60,103,382	$(1,137,416)	$66,398,642

The accompanying notes are an integral part of these condensed consolidated financial statements.

WETOUCH TECHNOLOGY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six-months ended June 30,
	2022	2021

Cash flows from operating activities
Net income	$5,493,218	$13,428,349
Adjustments to reconcile net income to cash provided by operating activities
Bad debts reversal	-	(76,260)
Depreciation and amortization	10,169	374,505
Share-based compensation		3,149,106
Loss of input VAT credits	-	354,991
Asset disposal gain	-	(7,625,165)
Amortization of discounts and issuance cost of the notes	25,896	-
Gain on changes in fair value of common stock purchase warrants liability	(222,651)	-

Changes in operating assets and liabilities:
Accounts receivable	(7,727,876)	1,286,124
Amounts due from related parties	-	83,531
Inventories	(276,717)	89,850
Prepaid expenses and other current assets	1,183,520	216,506
Accounts payable	1,365,543	(186,330)
Amounts due to related parties	(22,417)	(566,737)
Income tax payable	1,112,391	1,703,667
Accrued expenses and other current liabilities	557,669	(351,972)
Deferred grants	-	(726,730)
Net cash provided by (used in) operating activities	1,498,745	11,153,435

Cash flows from investing activities

Purchase of property, plant and equipment		(45,255)
Proceeds from assets disposal	-	17,804,769
Net cash provided by investing activities	-	17,759,514

Cash flows from financing activities
Net cash used in financing activities	-	-

Effect of changes of foreign exchange rates on cash	(2,516,649)	(282,453)
Net increase (decrease) in cash	(1,017,904)	28,630,496
Cash, beginning of period	46,163,704	23,963,861
Cash, end of period	$45,145,800	$52,594,357
Supplemental disclosures of cash flow information
Interest paid	$-	$-
Income tax paid	$1,045,215	$1,521,333

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

Wetouch Holding Group Limited (“BVI Wetouch”), is a holding company whose only asset, held through a subsidiary, is 100% of the registered capital of Sichuan Wetouch Technology Co. Ltd. (“Sichuan Wetouch”), a limited liability company organized under the laws of the People’s Republic of China (“China” or “PRC”). Sichuan Wetouch is primarily engaged in the business of research development, manufacture, and distribution of touchscreen displays to customers both in PRC and overseas. The touchscreen products, which are manufactured by the Company, are primarily for use in computer components.

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

In March 2021, pursuant to local PRC government guidelines on local environmental issues and the national overall plan, Sichuan Wetouch was under the government directed relocation order, and started its dissolution process which is estimated to be completed by the end of 2022. Sichuan Vtouch took over the operating business of Sichuan Wetouch.

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

In the opinion of the management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of June 30, 2022, the results of operations and cash flows for the three-month and six-month periods ended June 30, 2022 and 2021 have been made. However, the results of operations included in such financial statements may not necessary be indicative of annual results.

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

Significant Accounting Policies

For a detailed discussion about Wetouch’s significant accounting policies, refer to Note 2 — “Summary of Significant Accounting Policies,” in Wetouch’s consolidated financial statements included in the Company’s 2021 audited consolidated financial statements. During the three-month and six-month periods ended June 30, 2022, there were no significant changes made to Wetouch significant accounting policies.

NOTE-3- ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	June 30, 2022	December 31 2021
Accounts receivable	$15,290,559	$7,991,037
Allowance for doubtful accounts	-	-
Accounts receivable, net	$15,290,559	$7,991,037

The Company’s accounts receivable primarily includes balance due from customers when the Company’s products are sold and delivered to customers.

NOTE-4 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	June 30, 2022	December 31, 2021
Advance to suppliers	$242,989	$244,758
VAT input credits	-	307,575
Issue cost related to convertible promissory notes	145,768	159,000
Deferred marketing expenses	125,000	1,000,000
Prepayment for land use right/ (i)	586,022	615,955
Security deposit (ii)	58,673	61,670
Others receivable (iii)	73,951	56,936
Prepaid expenses and other current assets	$1,232,403	$2,445,894

(i)	On July 23, 2021, Sichuan Vtouch entered into a contract with Chengdu Wenjiang District Planning and Natural Resources Bureau for purchasing a land use right of 131,010 square feet with a consideration of RMB3,925,233 (equivalent to $586,022) for the new facility. The Company made a full prepayment by November 18, 2021. Upon a certificate of land use right issued by the local government, which is estimated to be obtained by the fourth quarter of 2022, the Company will reclassify this prepayment to intangible assets accordingly.

(ii)	On July 28, 2021, Sichuan Vtouch made a security deposit of RMB393,000 (equivalent to $58,673) to Chengdu Cross-Strait Science and Technology Industry Development Park Management Committee to obtain a construction license for new facility. This deposit will be refunded upon the issuance of the construction license by end of 2022.

(iii)	Other receivables are mainly employee advances, and prepaid expenses.

NOTE 5— PROPERTY, PLANT AND EQUIPMENT, NET

	June 30, 2022	December 31, 2021
Buildings	$12,858	$13,514
Vehicles	43,714	45,948
Construction in progress	11,206,548	11,778,957
Subtotal	11,263,121	11,838,419
Less: accumulated depreciation	(9,838)	(5,117)
Property, plant and equipment, net	$11,253,282	$11,833,302

Depreciation expense was $7,216 and nil for the three-month period ended June 30, 2022 and 2021, respectively, and $9,838 and $260,943 for the six-month period ended June 30, 2022 and 2021, respectively

Pursuant to local PRC government guidelines on local environment issues and the national overall plan, Sichuan Wetouch is under the government directed relocation order to relocate no later than December 31, 2021 and received compensation accordingly. On March 18, 2021, pursuant to the agreement with the local government and an appraisal report issued by a mutual agreed appraiser, Sichuan Wetouch received a compensation of RMB115.2 million ($17.2 million) (“Compensation Funds”) for the withdrawal of the right to use of state-owned land and the demolition of all buildings, facilities, equipment and all other appurtenances on the land. During the year ended December 31, 2021, the Company recorded a gain of $7,611,646 for the asset disposal.

On March 16, 2021, in order to minimize interruption of our business, Sichuan Vtouch entered into a leasing agreement with Sichuan Renshou Shigao Tianfu Investment Co., Ltd., a limited company owned by the local government, to lease the property, and all buildings, facilities and equipment thereon (“Demised Properties) of Sichuan Wetouch, commencing from April 1, 2021 until December 31, 2021 at a monthly rent of RMB300,000 ($44,789) , and renewed on December 31, 2022 at a monthly rent of RMB 400,000 ($59,718) from January 1, 2022 till October 31, 2022 for the use of the Demised Properties.

NOTE 6 – RELATED PARTY TRANSACTIONS

The related party transactions are summarized as follows:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2022	2021	2022	2021
	US$	US$	US$	US$
Revenues resulting from related parties:
Sales to Chengdu Wetouch Technology Co., Ltd (“Chengdu Wetouch”)	$-	$-	$-	$10,451
Sales to Meishan Vtouch Electronics Technology Co., Ltd. (Meishan Wetouch)	-	-	-	87,102
Total Revenue	$-	$-	$-	$97,553

During the six-month period ended June 30, 2021, the Company sold capacitive touchscreens to Chengdu Wetouch and Meishan Wetouch from time to time. There were no written agreements between the Company and Meishan Wetouch. Mr. Guangde Cai, Chairman and director of the Company and our indirect majority shareholder, owns 94% and 95% of Chengdu Wetouch and Meishan Wetouch, respectively.

Amounts due to related parties are as follows:

	Relationship	June 30, 2022	December 31, 2021	Note
Mr. Zongyi Lian	President and CEO of the Company	$1,714	$1,802	Payable to employee
Mr. Guangde Cai	Chairman of the Company	31,270	32,867	Payable to employee
Total		$32,984	$34,669

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

The effective income tax rates for the six-month periods ended June 30, 2022 and 2021 were 28.2% and 19.4%, respectively. The effective income tax rate for the three-month period ended March 31, 2022 and 2021 differs from the PRC statutory income tax rate of 25% primarily due to non deductible expenses of $222,651 resulting from gain of changes in fair value of Common Stock Purchase Warrants for the six-month periods ended June 30, 2022, and Sichuan Wetouch’s preferential income tax rate for the same period of the last year, respectively.

The estimated effective income tax rate for the year ended December 31, 2022 would be similar to actual effective tax rate of the six-month periods ended June 30, 2022.

NOTE 8— ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	June 30, 2022	December 31, 2021
Advance from customers	$168,613	$59,111
Accrued payroll and employee benefits	93,384	99,342
Accrued interest expenses	108,461	20,795
Other tax payables (i)	134,740	-
Others (ii)	348,527	131,159
Accrued expenses and other current liabilities	$853,725	$310,407

(i)	Other tax payables are mainly value added tax payable.

(ii)	Others mainly represent accrued employee reimbursement payable and other accrued miscellaneous operating expenses.

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

On April 27, 2022, the Company entered into an amendment to the Note (“Amendment to Promissory Note”) issued to a Lender and, on May 3, 2022, an amendment to the Registration Rights Agreement by and between the Company and the Lender dated as of October 27, 2021 (“Amendment to Registration Rights Agreement”), extending the number of days the Company shall have in order to cause the registration statement covering the resale of the Common Stock to become effective. For each 30-day extension, the Company agreed to repay the Lender $25,000 of the principal amount of the Note, without prepayment penalty. The Company has repaid $25,000 to the Lender on May 3, 2022.

For the six-month period ended June 30, 2022, the Company recognized interest expenses of the Notes in the amount of US$113,563.

The following is the summary of outstanding promissory notes as of June 30, 2022:

	Interest rate	Principal Amount	Net Proceeds	Warrants Shares	Maturity Date
Convertible Note- Talos Victory (Note 9 (b))	8%	$250,000	$197,000	200,000	October 27, 2022
Convertible Note-Mast Hill (Note 9 (b))	8%	750,000	601,000	600,000	November 5, 2022
Convertible Note-First Fire (Note 9 (b))	8%	250,000	197,000	200,000	November 16, 2022
Convertible Note-LGH Note 9 (b))	8%	250,000	207,000	200,000	November 24, 2022
Convertible Note -Fourth Man (Note 9 (b))	8%	250,000	197,000	200,000	November 29, 2022
Convertible Note-Jeffery Street Note 9 (b))	8%	250,000	197,000	200,000	December 2, 2022
Convertible Note -Blue Lake Note 9 (b))	8%	250,000	197,000	200,000	December 2, 2022
Total		2,250,000	1,793,000	1,800,000
Debt Discounts		(225,000)
Amortization of discounts for the year ended December 31, 2021		5,550
Convertible promissory notes payable as of December 31, 2021		2,030,550
Repayment of principals for the six-month period ended June 30, 2022		(50,000)
Amortization of discounts for the Six-month period ended June 30, 202		12,664
Convertible promissory notes payable as of June 30,2022		$1,993,214

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

On April 14 and April 27, 2022, two lenders exercised cashless for 115,540 and 111,972 warrant shares, respectively.

The fair values of these warrants as of June 30, 2022 were calculated using the Black-Scholes option-pricing model with the following assumptions:

	June 30, 2022
	Volatility (%)	Expected dividends yield (%)	Weighted average expected life (year)	Risk-free interest rate (%) (per annum)	Common stock purchase warrants liability as of December 31, 2021(US$)	Changes of fair value of common stock purchase warrants liability (- (gains)/+ losses(US$)	Common stock purchase warrants liability as of June 30, 2022 (US$)
Convertible Note- Talos Victory (Note 9 (a))	215.4%	$0.0%	$2.3	2.92%	124,756	(74,348)	50,408
Convertible Note-Mast Hill (Note 9 (a))	215.4%	0.0%	2.4	2.92%	375,156	(30,628)	344,528
Convertible Note-First Fire (Note 9 (a))	215.4%	0.0%	2.4	2.92%	125,408	(10,189)	115,219
Convertible Note-LGH Note 9 (a))	215.4%	0.0%	2.4	2.92%	125,664	(10,177)	115,487
Convertible Note -Fourth Man (Note 9 (ab))	215.4%	0.0%	2.4	2.92%	125,821	(76,981)	48,840
Convertible Note-Jeffery Street Note 9 (a))3,054	215.4%	0.0%	2.4	2.92%	125,915	(10,164)	115,751
Convertible Note -Blue Lake Note 9 (a))	215.4%	0.0%	2.4	2.92%	125,915	(10,164)	115,751
Total				Total	1,128,635	(222,651)	905,984

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

On April 14 and April 27, 2022, the Company issued cashless warrant shares of 115,540 and 111,972 to two lenders respectively. (see Note 9 (b)).

As of June 30, 2022, the Company had 32,039,035 issued and outstanding shares.

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

The 310,830 shares of common stock and 631,080 warrants were vested on January 1, 2021 and no warrants were exercised. The fair value of above award was estimated at the grant date using Black-Scholes model for pricing the share compensation expenses. The fair value of the Black-Scholes model includes the following assumptions: expected life of 1.5 years, expected dividend rate of 0%, volatility of 215.4% and an average interest rate of 2.96%.

As of June 30, 2022, the Company had 841,440 warrants outstanding related to above mentioned services with i) weighted average exercise price of $0.01; ii) weighted average remaining contractual life of 1.00 years; and iii) aggregate intrinsic value of $0.5 million.

For the three-month periods and six-month periods ended June 30, 2022 and 2021, the Company recognized relevant share-based compensation expense of nil and $1,041,281 for the vested shares, and nil and $2,107,825 for the warrants, respectively

NOTE 12- RISKS AND UNCERTAINTIES

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

For the three-month periods ended June 30, 2022 and 2021, five customers accounted for 21.4%, 15.6%, 15.6%, 15.3% and 11.7%, and five customers accounted for 18.6%, 18.3%, 15.6%, 15.1% and 11.6%, respectively, of the Company’s revenue.

For the six-month periods ended June 30, 2022 and 2021, four customers accounted for 26.8%, 21.5%, 13.4% and 13.0%, and five customers accounted for 18.4%, 17.9%, 14.9%, 13.6%, respectively, of the Company’s revenue.

And the Company’s top ten customers aggregately accounted for 99.9% and 98.2% of the total revenue for the three-month periods ended June 30, 2022 and 2021, and 99.4% and 97.0% for the six-month periods ended June 30, 2022 and 2021.

As of June 30, 2022, five customers accounted for 26.8%, 21.5%, 13.4% and 13.0% of the total accounts receivable balance, respectively.

The Company purchases its raw materials through various suppliers. Raw material purchases from these suppliers which individually exceeded 10% of the Company’s total raw material purchases, accounted for approximately 46.7% (four suppliers) and 26.4% (two suppliers) for the three-month periods, respectively, 47.0% (four suppliers) and 26.4% (two suppliers) for the six-month periods ended June 30, 2022 and 2021, respectively.

NOTE 13 — COMMITMENTS AND CONTINGENCIES

Legal Proceedings

From time to time, the Company is a party to various legal actions arising in the ordinary course of business. The Company accrues costs associated with these matters when they become probable and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

As of June 30, 2022, there were no legal proceedings.

Capital expenditure commitment

On December 20, 2021, the Company entered into a contract with Shenzhen Municipal Haoyutuo Decoration & Cleaning Engineering Company Limited to purchase a facility decoration contract of RMB20.0 million (equivalent to US$3.1 million ). As of June 30, 2022, the Company has prepaid RMB15.0 million (equivalent to US$2.2 million) and recorded as construction in progress (see Note 5) and had a remaining balance of RMB5.0 million (equivalent to US$0.8 million) to be paid by the end of 2022.

NOTE 14 — REVENUES

The Company’s geographical revenue information is set forth below:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2022	2021	2022	2021
	US$	US$	US$	US$
Sales in PRC	$8,104,365	$9,799,657	$16,262,309	$16,955,534
Sales in Overseas
—Republic of China (ROC, or Taiwan)	1,851,955	2,901,512	3,856,534	4,878,550
-South Korea	1,797,900	2,326,885	3,566,827	3,901,200
-Others	(1,286)	206,831	61,811	212,905
Sub-total	3,648,569	5,435,228	7,485,172	8,992,655
Total Revenue	$11,752,934	$15,234,885	$23,747,481	$25,948,189

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

We are engaged in the research, development, manufacturing, sales and servicing of medium to large sized projected capacitive touchscreens, which constitutes our source of revenues through BVI Wetouch, which owns Hong Kong Wetouch, HK Wetouch, Sichuan Wetouch and Sichuan Vtouch. We are specialized in large-format touchscreens, which are developed and designed for a wide variety of markets and used in by the financial terminals, automotive, point of sale (POS), gaming, lottery, medical, human machine interface (HMI), and other specialized industries. Our product portfolio comprises medium to large sized projected capacitive touchscreens ranging from 7.0 inch to 42 inch screens. In terms of the structures of touch panels, we offer (i) Glass-Glass (“GG”), primarily used in GPS/car entertainment panels in mid-size and luxury cars, industrial HMI, financial and banking terminals, POS and lottery machines; (ii) Glass-Film-Film (“GFF”), mostly used in high-end GPS and entertainment panels, industrial HMI, financial and banking terminals, lottery and gaming industry; (iii) Plastic-Glass (“PG”), typically adopted by touchscreens in GPS/entertainment panels motor vehicle GPS, smart home, robots and charging stations; and (iv) Glass-Film (“GF”), mostly used in industrial HMI. The following discussion and analysis pertain financial condition and results of operations of our subsidiaries Hong Kong Wetouch, HK Wetouch, Sichuan Wetouch and Sichuan Vtouch for the quarter ended June 30, 2022.

Effects of COVID-19

The COVID-19 pandemic and resulting global disruptions have affected our businesses, as well as those of our customers and suppliers. To serve our customers while also providing for the safety of our employees and service providers, we have modified numerous aspects of our logistics, transportation, supply chain, purchasing, and after-sale processes. The Company has taken proactive measures to promote products to new customers and entering more regions during the three-month period ended June 30, 2022. The extent of the impact of COVID-19 on the Company’s results of operations and financial condition will depend on the virus’ future developments, including the duration and spread of the outbreak and the impact on the Company’s customers, which are still uncertain and cannot be reasonably estimated at this point of time.

Highlights for the three-month period ended June 30, 2022 include:

●	Revenues were $11.8 million, a decrease of 22.3% from $15.2 million in the second quarter of 2021
●	Gross profit was $5.1 million, a decrease of 35.4% from $7.9 million in the second quarter of 2021
●	Gross profit margin was 43.0%, compared to 51.9% in the second quarter of 2021
●	Net income was $2.9 million, compared to $5.1 million in the second quarter of 2021
●	Total volume shipped was 566,875 units, a decrease of 20.3% from 711,548 units in the second quarter of 2021

Results of Operations

The following table sets forth, for the periods indicated, statements of income data:

(in US Dollar millions, except percentage)	Three-Month Period Ended June 30,		Change	Six-Month Period Ended June 30,		Change
	2022	2021	%	2022	2021	%
Revenues	$11.8	$15.2	(22.3)%	$23.7	$25.9	(8.5)%
Cost of revenues	(6.7)	(7.3)	(8.2)%	(14.4)	(12.9)	11.6%
Gross profit	5.1	7.9	(35.4)%	9.4	13.0	(27.7)%
Total operating expenses	(1.0)	(1.0)	0.0%	(1.9)	(4.7)	(59.6)%
Operating income	4.1	6.9	(40.6)%	7.5	8.3	(9.6)%
Gain on asset disposal	-	-	-%	-	7.6	0.0%
Gain on changes of fair values of Common Stock Purchase Warrant	0.0	-	N/A	0.2	-	N/A
Income before income taxes	4.1	7.0	(41.4)%	7.7	16.6	(53.6)%
Income tax expense	(1.2)	(1.9)	(36.8)%	(2.2)	(3.2)	(32.3)%
Net income	$2.9	$5.1	(43.1)%	$5.5	$13.4	(58.9)%

Results of Operations - Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Revenues

We generated revenue of $11.7 million for the three months ended June 30, 2022, a decrease of $3.5 million, or 23.0%, compared to $15.2 million in the same period of last year. This was due to a decrease of 20.3% in sales volume and of 3.4% in the average selling price of our products, and 1.6% negative impact from exchange rate due to depreciation of RMB against US dollars, compared with those of the same period of last year.

	For the Three-Month Ended June 30,
	2022		2021		Change	Change
	Amount	%	Amount	%	Amount	%
	(in US Dollar millions except percentage)
Revenue from sales to customers in PRC	$8.1	69.2%	$9.8	64.5%	$(1.7)	(17.3)%
Revenue from sales to customers overseas	3.6	30.8%	5.4	35.5%	(1.8)	(33.3)%
Total Revenues	$11.7	100%	$15.2	100%	$(3.5)	(23.0)%

	For the Three-Month Ended June 30,
	2022		2021		Change	Change
	Unit	%	Unit	%	Unit	%
	(in UNIT, except percentage)
Units sold to customers in PRC	382,711	67.5%	435,972	61.3%	(53,261)	(12.2)%
Units sold to customers overseas	184,164	32.5%	275,576	38.7%	(91,412)	(33.2)%
Total Units Sold	566,875	100%	711,548	100%	(144,673)	(20.3)%

(i) Domestic market

For the three months ended June 30, 2022, revenue from domestic market decreased by $1.7 million or 17.3% as a combined result of: (i) a decrease of 12.2% in sales volume and (ii) a decrease of 7.7% in the average RMB selling price of our products, and 1.6% negative impact from exchange rate due to depreciation of RMB against US dollars, compared with those of the same period of last year.

The decrease of 7.7% in the average RMB selling price was mainly due to the Company’s marketing strategy to offer price discount to penetrate into new markets during the three-month period ended June 30, 2022.

The weakening in macroeconomic conditions since the outbreak of COVID-19 pandemic continued to exacerbate the touch screen business environment. Since April 2022, the Chinese government imposed a strict virus zero tolerance policy and the Company’s business was negatively impacted and has continued to generate lower revenues during the six months ended June 30, 2022. Although the Company has taken proactive efforts to market new models such as POS touchscreens and penetrate into new customers in new regions, our sales decreased 27.3% in East China, 19.7% in South China, and 7.7% in Southwest China during the three-month period ended June 30, 2022.

(ii) Overseas market

For the three-month period ended June 30, 2022, revenues from overseas market was $3.6 million as compared to $5.4 million of the same period of 2021, decreasing by $1.8 million or 33.3%, mainly due to a decrease of 33.2% in sales volume and a decrease of 3.5% in average selling price.

The following table summarizes the breakdown of revenues by categories in US dollars:

	Revenues For the Three-Month Ended June 30,
	2022		2021		Change	Change
	Amount	%	Amount	%	Amount	Margin%
	(in US Dollars, except percentage)
Product categories by end applications
Automotive Touchscreens	$2,904,951	24.7%	$4,235,360	27.8%	$(1,330,409)	(31.4)%
Industrial Control Computer Touchscreens	2,344,118	20.0%	2,588,412	17.0%	(244,294)	(9.4)%
POS Touchscreens	2,017,900	17.2%	2,484,880	16.3%	(466,980)	(18.4)%
Gaming Touchscreens	1,803,630	15.3%	2,318,256	15.2%	(514,626)	(22.2)%
Medical Touchscreens	1,576,755	14.4%	2,187,307	14.4%	(610,552)	(27.9)%
Multi-Functional Printer Touchscreens	1,105,671	9.4%	1,416,425	9.3%	(310,754)	(21.9)%
Others*	(91)	0.0%	4,245	0.0%	(4,336)	(0.0)%
Total Revenues	$11,752,934	100.0%	$15,234,885	100.0%	$(3,481,951)	(23.0)%

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

Gross Profit and Gross Profit Margin

	Three-Month Period Ended June 30,		Change
(in millions, except percentage)	2022	2021	Amount	%
Gross Profit	$5.1	$7.9	$(2.8)	(35.4)%
Gross Profit Margin	43.0%	51.9%		(8.9)%

Gross profit was $5.1 million in the second quarter ended June 30, 2022, compared to $7.9 million in the same period of 2021. Our gross profit margin decreased to 43.0% for the second quarter ended June 30, 2021 as compared to 51.9% for the same period of 2021, primarily due to the decrease of sales by 23.0%, and the increase of cost of materials such as chip costs by 45.0%, and partially offset by the decrease of labor cost by 22.4% due to the reduced production volume for the three-month period ended June 30, 2022.

General and Administrative Expenses

	Three-Month Period Ended June 30,		Change
(in millions, except percentage)	2022	2021	Amount	%
General and Administrative Expenses	$1.0	$1.0	$0.0	0.0%
as a percentage of revenues	8.5%	6.6%		(1.9)%

General and administrative (G&A) expenses were stable at $1.0 million for the quarter ended June 30, 2022, and 2021.

Research and Development Expenses

	Three-Month Period Ended June 30,		Change
(in US dollars, except percentage)	2022	2021	Amount	%
Research and Development Expenses	$21,713	$22,588	$(875)	(3.9)%
as a percentage of revenues	0.0%	0.0%		0.0%

Research and development (R&D) expenses were $21,713 for the quarter ended June 30, 2022 compared to $22,588 in the same period in 2021.

Operating Income

Total operating income was $4.0 million for the three-month period ended June 30, 2022 as compared to $7.0 million of the same period of last year, primarily due to the decrease of lower gross profit of $2.0 million, partially offset by the increase of $36,632 in administrative expenses for the three-month period ended June 30, 2022.

Gain on changes in fair value of Common Stock Purchase Warrants

	Three-Month Period Ended June 30,		Change
(in US$, except percentage)	2022	2021	Amount	%
Gain on changes in fair value of Common Stock Purchase Warrants	$62,208	$0.0	$62,208	N/A
as a percentage of revenues	0.0%	0.0%		0.0%

Gain on changes in fair value of common stock purchase warrants was $62,208 for the three-month period ended June 30, 2022, as compared to nil in 2021 (See Note 9 (b)).

Income Taxes

	Three-Month Period Ended June 30,		Change
(in millions, except percentage)	2022	2021	Amount	%
Income before Income Taxes	$4.1	$7.0	$(2.9)	(41.4)%
Income Tax (Expense)	(1.2)	(1.9)	0.7	(36.8)%
Effective income tax rate	28.3%	27.1%		1.2%

The effective income tax rates for the three-month periods ended June 30, 2022 and 2021 were 28.3% and 27.1%, respectively. The increase of the effective income tax rate was partially due to less taxable income and non deductible expenses of $68,724 resulting from loss of changes in fair value of Common Stock Purchase Warrants for the three-month periods ended June 30, 2022, partially offset by the impact of Sichuan Wetouch’s preferential income tax rate for the same period of the last year, respectively.

Net Income

As a result of the above factors, we had a net income of $2.9 million in the second quarter of 2022 compared to a net income of $5.1 million in the same quarter of 2021.

Results of Operations - Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Revenues

We generated revenue of $23.7 million for the six months ended June 30, 2022, a decrease of $2.2 million, or 8.5%, compared to $25.9 million in the same period of last year. This decrease was mainly due to a decrease of 9.8% in sales volume and of 16.8% in the average selling price of our products, and 0.3% negative impact from exchange rate due to depreciation of RMB against US dollars, compared with those of the same period of last year.

	For the Six-Month Ended June 30,
	2022		2021		Change	Change
	Amount	%	Amount	%	Amount	%
	(in US Dollar millions except percentage)
Revenue from sales to customers in PRC	$16.2	68.5%	$16.9	65.3%	$(0.7)	(4.1)%
Revenue from sales to customers overseas	7.5	31.5%	9.0	34.7%	(1.5)	(16.7)%
Total Revenues	$23.7	100%	$25.9	100%	$(2.2)	(8.5)%

	For the Six-Month Ended June 30,
	2022		2021		Change	Change
	Unit	%	Unit	%	Unit	%
	(in UNIT, except percentage)
Units sold to customers in PRC	739,398	55.6%	753,385	62.2%	(13,987)	(1.9)%
Units sold to customers overseas	590,706	44.4%	457,959	36.4%	132,747	29.0%
Total Units Sold	1,330,104	100%	1,211,344	100%	118,760	9.8%

(i) Domestic market

For the six months ended June 30, 2022, revenue from domestic market decreased by $0.7 million or 4.1% as a combined result of: (i) a decrease of 1.9% in sales volume and (ii) a decrease of 2.7% in the average RMB selling price of our products, and 0.3% negative impact from exchange rate due to depreciation of RMB against US dollars, compared with those of the same period of last year.

As for the RMB selling price, the decrease of 2.7% was mainly due to the Company’s marketing strategy to offer price discount to penetrate into new markets during the six-month period ended June 30, 2022.

The weakening in macroeconomic conditions since the outbreak of COVID-19 pandemic continued to exacerbate the touch screen business environment. Since April 2022, the Chinese government imposed a strict virus zero tolerance policy and the Company’s business was negatively impacted and has continued to generate lower revenues during the six months ended June 30, 2022. Although the Company has taken proactive efforts to market new models such as POS touchscreens and penetrate into new customers in new regions, our sales decreased 100.0% in North China, 27.3% in South China, 1.0% in East China, and 0.9% in Southwest China during the six-month period ended June 30, 2022.

(ii) Overseas market

For the six-month period ended June 30, 2022, revenues from overseas market was $7.5 million as compared to $9.0 million of the same period of 2021, decreasing by $1.5 million or 16.7% mainly due to an increase of 29.0% in sales volume and partially offset by a decrease of 35.3% in the average selling price of our products.

The following table summarizes the breakdown of revenues by categories in US dollars:

	Revenues For the Six-Month Ended June 30,
	2022		2021		Change	Change
	Amount	%	Amount	%	Amount	Margin%
	(in US Dollars, except percentage)
Product categories by end applications
Automotive Touchscreens	$5,917,676	24.9%	$7,755,001	29.9%	$(1,837,325)	(23.7)%
Industrial Control Computer Touchscreens	4,642,261	19.6%	4,823,587	18.6%	(181,326)	(3.8)%
Gaming Touchscreens	3,974,250	16.8%	3,892,571	15.0%	81,679	2.1%
POS Touchscreens	3,566,699	15.0%	3,644,686	14.0%	(77,987)	(2.1)%
Medical Touchscreens	3,048,846	12.8%	3,403,889	13.1%	(355,043)	(10.4)%
Multi-Functional Printer Touchscreens	2,593,846	10.9%	2,333,457	9.0%	250,389	11.2%
Others*	3,903	0.0%	94,998	0.4%	(91,095)	(95.9)%
Total Revenues	$23,747,481	100.0%	$25,948,189	100.0%	$(2,200,708)	(8.5)%

*Others include applications in self-service kiosks, ticket vending machine and financial terminals.

The Company continued to shift production mix from traditional lower-end products such as touchscreens used in automotive and industrial control computer industries to high-end products such as gaming touchscreens, primarily due to (i) greater growth potential of computer screen models in China and (ii) the stronger demand and better quality demand from consumers’ recognition of higher-end touch screens made by better raw materials.

Gross Profit and Gross Profit Margin

	Six-Month Period Ended June 30,		Change
(in millions, except percentage)	2022	2021	Amount	%
Gross Profit	$9.4	$13.0	$(3.6)	(27.7)%
Gross Profit Margin	39.4%	50.3%		(10.9)%

Gross profit was $9.4 million during the six-month period ended June 30, 2022, compared to $13.0 million in the same period of 2021. Our gross profit margin decreased to 39.4% for the six-month period ended June 30, 2022 as compared to 50.3% for the same period of 2021, primarily due to the decrease of sales by 8.5%, and the increase of cost of materials such as chip costs by 14.7%, and partially offset by the decrease of labor cost by 8.6% due to the reduced production volume for the six-month period ended June 30, 2022.

General and Administrative Expenses

	Six-Month Period Ended June 30,		Change
(in millions, except percentage)	2022	2021	Amount	%
General and Administrative Expenses	$0.8	$1.3	$(0.5)	(38.5)%
as a percentage of revenues	3.4%	5.0%		(1.6)%

General and administrative (G&A) expenses were $0.8 million for the six-month period ended June 30, 2022, compared to $1.3 million in the same period in 2021, representing a decrease of 38.5%, or $0.5 million. The decrease was primarily due to $0.4 million loss of VAT input credits due to Sichuan Wetouch ceasing operation and relocation to comply with local PRC government guidelines on local environment issues and the national overall plan during the six-month period ended June 30, 2021. (See Note 5).

Research and Development Expenses

	Six-Month Period Ended June 30,		Change
(in US dollars, except percentage)	2022	2021	Amount	%
Research and Development Expenses	$44,570	$44,768	$(198)	(0.4)%
as a percentage of revenues	0.0%	0.0	%	0.0%

Research and development (R&D) expenses were $44,570 for the six-month period ended June 30, 2022 compared to $44,768 in the same period in 2021.

Share-based Compensation

	Six-Month Period Ended June 30,		Change
(in millions, except percentage)	2022	2021	Amount	%
Share-based compensation	$0.0	$3.1	$(3.1)	0.0%
as a percentage of revenues	0.0%	12.0%		(12.0)%

Share-based compensation was nil for the six-month period ended June 30, 2022, compared to $3.1 million in the same period in 2021. On January 1, 2021, the Board of Directors of the Company authorized the issuance of an aggregate of 310,830 shares and 631,080 warrants to Ascendant Global Advisors, Inc. for advisory services that had been rendered. The Company recognized relevant share-based compensation expense of $1,041,281 for the vested shares and $2,107,825 for the warrants.

Operating Income

Total operating income was $7.5 million for the six-month period ended June 30, 2022 as compared to $8.3 million of the same period of last year due to lower gross profit and higher selling expenses, offset by the higher G&A expenses and share-based compensation expenses.

Gain on Asset Disposal

	Six-Month Period Ended June 30,		Change
(in millions, except percentage)	2022	2021	Amount	%
Gain on asset disposal	$-	$7.6	$(7.6)	0.0%
as a percentage of revenues	0.0%	29.3%		(29.3)%

Gain on asset disposal was nil for the six-month period ended June 30, 2022 as compared to $7.6 million for the same period of last year. Pursuant to local PRC government guidelines on local environment issues and the national overall plan, Sichuan Wetouch is under the government directed relocation order no later than December 31, 2021 and received compensation accordingly. On March 18, 2021, pursuant to the agreement with the local government and an appraisal report issued by a mutual agreed appraiser, Sichuan Wetouch received compensation of RMB115.2 million ($17.8 million) (“Compensation Funds”) for the withdrawal of the right to use of state-owned land and the demolition of all buildings, facilities, equipment and all other appurtenances on the land. During the six-month period ended June 30, 2021, the Company recorded a gain of $7,625,165 for the asset disposal.

Gain on changes in fair value of Common Stock Purchase Warrants

	Six-Month Period Ended June 30,		Change
(in US$ millions, except percentage)	2022	2021	Amount	%
Gain on changes in fair value of Common Stock Purchase Warrants	$0.2	$0.0	$0.2	N/A
as a percentage of revenues	0.8%	0.0%		0.8%

Gain on changes in fair value of common stock purchase warrants was $0.2 million for the six-month period ended June 30, 2022, as compared to nil in the same period of 2021 (See Note 9 (b)).

Income Taxes

	Six-Month Period Ended June 30,		Change
(in millions, except percentage)	2022	2021	Amount	%
Income before Income Taxes	$7.7	$16.6	$(8.9)	(53.6)%
Income Tax (Expense)	(2.2)	(3.2)	(2.6)	(32.3)%
Effective income tax rate	28.2%	19.2%		9.0%

The effective income tax rates for the six-month periods ended June 30, 2022 and 2021 were 28.2% and 19.4%, respectively. The effective income tax rate for the three-month periods ended June 30, 2022 and 2021 differs from the PRC statutory income tax rate of 25% primarily due to non-deductible expenses of $222,651 resulting from gain of changes in fair value of Common Stock Purchase Warrants for the six-month periods ended June 30, 2022, and Sichuan Wetouch’s preferential income tax rate for the same period of the last year, respectively.

Our PRC subsidiary Sichuan Vtouch had $45.1 million of cash and cash equivalents as of June 30, 2022, which are planned to be indefinitely reinvested in the PRC. The distributions from our PRC subsidiary are subject to the U.S. federal income tax at 21%, less any applicable foreign tax credits. Due to our policy of indefinitely reinvesting our earnings in our PRC business, we have not provided for deferred income tax liabilities related to PRC withholding income tax on undistributed earnings of our PRC subsidiaries.

Net Income

As a result of the above factors, we had a net income of $5.5 million in the six-month period ended June 30, 2022 compared to a net income of $13.4 million in the same period of 2021.

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

As of June 30, 2022, we had current assets of $62.2 million, consisting of $45.1 million in cash, $15.3 million in accounts receivable, $0.5 million in inventories, and $1.2 million in prepaid expenses and other current assets. Our current liabilities as of June 30, 2022 were $6.1 million, which is comprised of $1.1 million in income tax payable, $2.1 in accounts payable, $0.9 million in accrued expenses and other current liabilities and $2.0 million in convertible promissory notes payable.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities for the six-month period ended June 30, 2022 and 2021:

	Six-Month Period Ended June 30,
(in US Dollar millions)	2022	2021
Net cash provided by (used in) operating activities	$1.5	$11.1
Net cash provided by investing activities	-	17.8
Net cash used in financing activities	-	-
Effect of foreign currency exchange rate changes on cash and cash equivalents	(2.5)	(0.3)
Net increase (decrease ) in cash and cash equivalents	(1.0)	28.6
Cash and cash equivalents at the beginning of period	46.1	24.0
Cash and cash equivalents at the end of period	$45.1	$11.1

Operating Activities

Net cash provided by operating activities was $1.5 million for the six-month period ended June 30, 2022, as compared to $11.1 million provided by operating activities for the same period of the last year, primarily due to (i) the decrease of $7.9 million net income for the six-month period ended June 30, 2022 as compared to the same period of 2021, (ii) the increase of $9.0 million of accounts receivable for the six-month period ended June 30, 2022, due to slower collection out of the impact of COVID-19 pandemic and Sichuan Wetouch settling customer receivables for the six-month period ended June 30, 2021, (iii) the decrease of $3.1 million of share-based compensation for the six-month period ended June 30, 2021, partially offset by (iv) the decrease of $7.6 million gain on asset disposal for the six-month period ended June 30, 2021, (v) the increase of accounts payable of $1.6 million due to longer payment period, and (vi) the decrease of $0.6 million of deferred income due to Sichuan Wetouch write-off government grant in the operating ceasing process for the six-month period ended June 30, 2021.

Investing Activities

There were $17.8 million proceeds from asset disposal for Sichuan Wetouch for the six-month period ended June 30, 2021. See Note 5 in the interim financial information.

Financing Activities

There were nil financing activities for the six-month period ended June 30, 2022 and 2021.

As of June 30, 2022, our cash and cash equivalents were $45.1 million, as compared to $46.2 million at December 31, 2021.

Days Sales Outstanding (“DSO”) remained at 88 days for the six-month period ended June 30, 2022 and for the year ended December 31, 2021.

The following table provides an analysis of the aging of accounts receivable as of June 30, 2022 and December 31, 2021.

	June 30, 2022	December 31, 2021
-Current	$4,645,915	$1,403,187
-1-3 months past due	7,631,144	2,827,048
-4-6 months past due	3,009,927	3,742,732
7-12 months past due	3,573	18,070
-greater than 1 year past due	-	-
Total accounts receivable	$15,290,559	$7,991,037

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2022 due to the material weaknesses in internal control over financial reporting described below. Because of our limited operations, we have a limited number of employees which prohibits a segregation of duties. In addition, we lack a formal audit committee with a financial expert. As we grow and expand our operations we will engage additional employees and experts as needed. However, there can be no assurance that our operations will expand.

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

WETOUCH TECHNOLOGY INC.

Date: August 15, 2022	By:	/s/ Zongyi Lian
	Name:	Zongyi Lian
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Yuhua Huang
	Name:	Yuhua Huang
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

