Form 10-Q
period 2022-09-30
Wetouch Technology Inc.
filed 2022-11-14
CIK 1826660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended September 30, 2022

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

Yes ☐ No ☒

As of November 14, 2022, the registrant had 33,345,541 shares of common stock issued and outstanding.

WETOUCH TECHNOLOGY INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2022

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

WETOUCH TECHNOLOGY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 (UNAUDITED)

4

WETOUCH TECHNOLOGY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of September 30,	As of December 31,
	2022	2021

ASSETS
CURRENT ASSETS
Cash	$45,549,273	$46,163,704
Accounts receivable, net	14,281,922	7,991,037
Inventories	405,183	244,381
Prepaid expenses and other current assets	1,173,249	2,445,894
TOTAL CURRENT ASSETS	61,409,627	56,845,016

Property, plant and equipment, net	10,593,796	11,833,302
TOTAL ASSETS	$72,003,423	$68,678,318

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,409,703	$800,586
Due to related parties	105,890	34,669
Income tax payable	1,183,001	65,463
Accrued expenses and other current liabilities	783,913	310,407
Convertible promissory notes payable	1,935,010	2,030,550
TOTAL CURRENT LIABILITIES	5,417,517	3,241,675

Common stock purchase warrants liability	1,093,093	1,128,635
TOTAL LIABILITIES	$6,510,610	$4,370,310

COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 300,000,000 shares authorized, 33,345,541 and 31,811,523 issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	$33,346	$31,812
Additional paid in capital	2,332,087	2,333,621
Statutory reserve	5,067,243	5,067,243
Retained earnings	63,392,906	54,610,164
Accumulated other comprehensive income (loss)	(5,332,769)	2,265,168
TOTAL STOCKHOLDERS’ EQUITY	65,492,813	64,308,008
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$72,003,423	$68,678,318

The accompanying notes are an integral part of these condensed consolidated financial statements.

WETOUCH TECHNOLOGY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	Three-Month Period Ended		Nine-Month Period Ended
	September 30,		September 30,
	2022	2021	2022	2021
REVENUES
Revenue from customers	$11,623,018	$11,165,980	$35,370,499	$37,016,616
Revenues from related parties	-	-	-	97,554
Total Revenues	11,623,018	11,165,980	35,370,499	37,114,170

COST OF REVENUES
Cost of revenues customers	(6,561,166)	(6,370,278)	(20,946,893)	(19,179,253)
Cost of revenues related parties		-		(97,554)
Total Cost of revenues	(6,561,166)	(6,370,278)	(20,946,893)	(19,276,807)
GROSS PROFIT	5,061,852	4,795,702	14,423,606	17,837,363

OPERATING EXPENSES
Selling expenses	(214,719)	(136,164)	(1,231,967)	(349,561)
General and administrative expenses	(88,063)	(298,047)	(903,547)	(1,618,753)
Research and development expenses	(20,737)	(22,267)	(65,307)	(67,035)
Share-based compensation	-	-	-	(3,149,106)
OPERATING EXPENSES	(323,519)	(456,478)	(2,200,821)	(5,184,455)

INCOME FROM OPERATIONS	4,738,333	4,339,224	12,222,785	12,652,908

Interest income, net	29,621	28,798	89,257	64,184
Interest expense	(58,692)	-	(172,255)	-
Government grant	-	-	-	692,952
Gain on asset disposal				7,625,279
Gain on changes in fair value of common stock purchase warrants liability	(187,109)	-	35,542
TOTAL OTHER INCOME	(216,180)	28,798	(47,456)	8,382,415

INCOME BEFORE INCOME TAX EXPENSE	4,522,153	4,368,022	12,175,329	21,035,323

INCOME TAX EXPENSE	(1,232,629)	(1,092,547)	(3,392,587)	(4,331,499)

NET INCOME	$3,289,524	$3,275,475	$8,782,742	$16,703,824

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	(4,195,353)	139,206	(7,597,937)	671,786
COMPREHENSIVE INCOME	$(905,829)	$3,414,681	$1,184,805	$17,375,610

EARNINGS PER COMMON SHARE
Basic	$0.10	$0.1	$0.27	$0.53
Diluted	$0.10	$0.1	$0.27	$0.53
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	32,464,182	31,811,523	31,727,262	31,811,523
Diluted	34,384,816	32,653,163	33,647,896	32,653,163

The accompanying notes are an integral part of these condensed consolidated financial statements.

WETOUCH TECHNOLODY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common stock at Par value $0.001		Additional paid-in	Statutory	Retained	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	reserve	Earnings	Income (loss)	equity

Balance at July 1, 2022	32,039,035	$32,040	$2,333,393	$5,067,243	$60,103,382	$(1,137,416)	$66,398,642

Shares issued cashless for warrants	1,306,506	1,306	(1,306)	-		-	-
Net income					3,289,524		3,289,524
Foreign currency translation adjustment	-	-	-	-	-	(4,195,353)	(4,195,353)

Balance at September 30, 2022	33.345,541	$33,346	$2,332,087	$5,067,243	$63,392,906	$(5,332,769)	$65,492,813

	Common stock at Par value $0.001		Additional paid-in	Statutory	Retained	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	reserve	Earnings	loss	equity

Balance at July 1, 2021	31,811,523	$31,812	$4,221,727	$3,062,159	$52,657,631	$1,490,488	$61,463,817

Net income					3,275,475		3,275,475
Foreign currency translation adjustment	-	-	-	-	-	139,206	139,206

Balance at September 30, 2021	31,811,523	$31,812	$4,221,727	$3,062,159	$55,933,106	$1,629,694	$64,878,498

	Common stock at Par value $0.001		Additional paid-in	Statutory	Retained	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	reserve	Earnings	income	equity

Balance at January 1, 2022	31,811,523	$31,812	$2,333,621	$5,067,243	$54,610,164	$2,265,168	$64,308,008

Shares issued cashless for warrants	1,534,018	1,534	(1,534)	-		-	-
Net income					8,782,742		8,782,742
Foreign currency translation adjustment	-	-	-	-	-	(7,597,937)	(7,597,937)

Balance at September 30, 2022	33.345,541	$33,346	$2,332,087	$5,067,243	$63,392,906	$(5,332,769)	$65,492,813

	Common stock at Par value $0.001		Additional paid-in	Statutory	Retained	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	reserve	Earnings	(income) loss	equity

Balance at January 1, 2021	31,500,693	$31,501	$1,072,932	$3,062,159	$39,229,282	$957,908	$44,353,782

Share-based compensation	310,830	311	3,148,795	-		-	3,149,106
Net income					16,703,824		16,703,824
Foreign currency translation adjustment	-	-	-	-	-	671,786	671,786

Balance at September 30, 2021	31,811,523	$31,812	$4,221,727	$3,062,159	$55,933,106	$1,629,694	$64,878,498

The accompanying notes are an integral part of these condensed consolidated financial statements.

WETOUCH TECHNOLODY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine-months ended September 30,
	2022	2021

Cash flows from operating activities
Net income	$8,782,742	$16,703,824
Adjustments to reconcile net income to cash provided by operating activities
Bad debts reversal	-	(76,260)
Depreciation and amortization	12,494	377,435
Share-based compensation		3,149,106
Loss of input VAT credits	-	354,991
Gain on asset disposal	-	(7,625,165)
Amortization of discounts and issuance cost of the notes	39,774	-
Gain on changes in fair value of common stock purchase warrants liability	(35,542)	-

Changes in operating assets and liabilities:
Accounts receivable	(7,451,004)	1,556,300
Amounts due from related parties	-	83,535
Inventories	(194,529)	(93,265)
Prepaid expenses and other current assets	1,168,383	(757,832
Accounts payable	723,723	(124,858)
Amounts due to related parties	7,366	(566,737)
Income tax payable	1,208,810	977,435
Accrued expenses and other current liabilities	506,706	(216,336)
Deferred grants	-	(726,730)
Net cash provided by (used in) operating activities	4,768,923	13,015,443

Cash flows from investing activities

Purchase of property, plant and equipment		(191,882)
Proceeds from assets disposal	-	17,804,769
Net cash provided by investing activities	-	17,612,887

Cash flows from financing activities
Net cash used in financing activities	-	-

Effect of changes of foreign exchange rates on cash	(5,383,354)	(524,833)
Net increase (decrease) in cash	(614,431)	30,103,497
Cash, beginning of period	46,163,704	23,963,861
Cash, end of period	$45,549,273	$54,067,358
Supplemental disclosures of cash flow information
Interest paid	$-	$-
Income tax paid	$2,181,273	$3,339,767

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

In the opinion of the management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of September 30, 2022, the results of operations and cash flows for the three-month and nine-month periods ended September 30, 2022 and 2021 have been made. However, the results of operations included in such financial statements may not necessary be indicative of annual results.

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

Significant Accounting Policies

For a detailed discussion about Wetouch’s significant accounting policies, refer to Note 2 — “Summary of Significant Accounting Policies,” in Wetouch’s consolidated financial statements included in Company’s 2021 audited consolidated financial statements. During the three-month and nine-month periods ended September 30, 2022, there were no significant changes made to Wetouch significant accounting policies.

NOTE-3- ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	September 30, 2022	December 31 2021
Accounts receivable	$14,281,922	$7,991,037
Allowance for doubtful accounts	-	-
Accounts receivable, net	$14,281,922	$7,991,037

The Company’s accounts receivable primarily includes balance due from customers when the Company’s products are sold and delivered to customers.

NOTE-4 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consists of the following:

	September 30, 2022	December 31, 2021
Advance to suppliers	$297,260	$244,758
VAT input credits	-	307,575
Issue cost related to convertible promissory notes	138,687	159,000
Deferred marketing expenses	-	1,000,000
Prepayment for land use right/ (i)	551,800	615,955
Security deposit (ii)	55,247	61,670
Others receivable (iii)	130,255	56,936
Prepaid expenses and other current assets	$1,173,249	$2,445,894

(i)	On July 23, 2021, Sichuan Vtouch entered into a contract with Chengdu Wenjiang District Planning and Natural Resources Bureau for purchasing a land use right of 131,010 square feet with a consideration of RMB3,925,233 (equivalent to $551,800) for the new facility. The Company made a full prepayment by November 18, 2021. Upon a certificate of land use right issued by the local government, which is estimated to be obtained by the fourth quarter of 2022, the Company will reclassify this prepayment to intangible assets accordingly.

(ii)	On July 28, 2021, Sichuan Vtouch made a security deposit of RMB393,000 (equivalent to $55,247) to Chengdu Cross-Strait Science and Technology Industry Development Park Management Committee to obtain a construction license for new facility. This deposit will be refunded upon the issuance of the construction license by end of 2022.

(iii)	Other receivables are mainly employee advances, and prepaid expenses.

NOTE 5— PROPERTY, PLANT AND EQUIPMENT, NET

	September 30, 2022	December 31, 2021
Buildings	$12,107	$13,514
Vehicles	41,162	45,948
Construction in progress	10,552,131	11,778,957
Subtotal	10,605,400	11,838,419
Less: accumulated depreciation	(11,604)	(5,117))
Property, plant and equipment, net	$10,593,796	$11,833,302

Depreciation expense was $2,340 and $2,477 for the three-month period ended September 30, 2022 and 2021, respectively, and $12,494 and $263,873 for the nine-month period ended September 30, 2022 and 2021, respectively

Pursuant to local PRC government guidelines on local environment issues and the national overall plan, Sichuan Wetouch is under the government directed relocation order to relocate no later than December 31, 2021 and received compensation accordingly. On March 18, 2021, pursuant to the agreement with the local government and an appraisal report issued by a mutual agreed appraiser, Sichuan Wetouch received a compensation of RMB115.2 million ($16.2 million) (“Compensation Funds”) for the withdrawal of the right to use of state-owned land and the demolition of all buildings, facilities, equipment and all other appurtenances on the land. During the year ended December 31, 2021, the Company recorded a gain of $7,611,646 for the asset disposal.

On March 16, 2021, in order to minimize interruption of our business, Sichuan Vtouch entered into a leasing agreement with Sichuan Renshou Shigao Tianfu Investment Co., Ltd., a limited company owned by the local government, to lease the property, and all buildings, facilities and equipment thereon (“Demised Properties) of Sichuan Wetouch, commencing from April 1, 2021 until December 31, 2021 at a monthly rent of RMB300,000 ($42,173) , and renewed on December 31, 2022 at a monthly rent of RMB 400,000 ($56,231) from January 1, 2022 till October 31, 2022 for the use of the Demised Properties .

NOTE 6 – RELATED PARTY TRANSACTIONS

The related party transactions are summarized as follows:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2022	2021	2022	2021
	US$	US$	US$	US$
Revenues resulting from related parties:
Sales to Chengdu Wetouch Technology Co., Ltd (“Chengdu Wetouch”)	$-	$-	$-	$10,451
Sales to Meishan Vtouch Electronics Technology Co., Ltd. (Meishan Wetouch)	-	-	-	87,103
Total Revenue	$-	$-	$-	$97,554

During the six-month period ended June 30, 2021, the Company sold capacitive touchscreens to Chengdu Wetouch and Meishan Wetouch from time to time. There were no written agreements between the Company and Meishan Wetouch. Mr. Guangde Cai, Chairman and director of the Company and our indirect majority shareholder, owns 94% and 95% of Chengdu Wetouch and Meishan Wetouch, respectively.

Amounts due to related parties are as follows:

	Relationship	September 30, 2022	December 31, 2021	Note
Mr. Zongyi Lian	President and CEO of the Company	$1,614	$1,802	Payable to employee
Mr. Guangde Cai	Chairman of the Company	104,276	32,867	Payable to employee
Total		$105,890	$34,669

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

The effective income tax rates for the nine-month periods ended September 30, 2022 and 2021 were 27.9% and 20.6%, respectively. The effective income tax rate for the nine-month period ended September 30, 2022 and 2021 differs from the PRC statutory income tax rate of 25% primarily due to non deductible expenses of $35,542 resulting from gain of changes in fair value of Common Stock Purchase Warrants for the nine-month periods ended September 30, 2022, and Sichuan Wetouch’s preferential income tax rate for the same period of the last year, respectively.

The estimated effective income tax rate for the year ended December 31, 2022 would be similar to actual effective tax rate of the nine-month periods ended September 30, 2022.

NOTE 8— ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	September 30, 2022	December 31, 2021
Advance from customers	$199,491	$59,111
Accrued payroll and employee benefits	86,686	99,342
Accrued interest expenses	153,275	20,795
Other tax payables (i)	253	-
Others (ii)	344,208	131,159
Accrued expenses and other current liabilities	$783,913	$310,407

(i)	Other tax payables are mainly value added tax payable.

(ii)	Others mainly represent accrued employee reimbursement payable and other accrued miscellaneous operating expenses.

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

On August 9 and September 20, 2022, the Company repaid $50,000 to six (6) Lenders and $65,000 to five (5) Lenders, respectively.

For the nine-month period ended September 30, 2022, the Company recognized interest expenses of the Notes in the amount of US$172,255.

The following is the summary of outstanding promissory notes as of September 30, 2022:

	Interest rate	Principal Amount	Net Proceeds	Warrants Shares	Maturity Date
Convertible Note- Talos Victory (Note 9 (b))	8%	$250,000	$197,000	200,000	October 27, 2022
Convertible Note-Mast Hill (Note 9 (b))	8%	750,000	601,000	600,000	November 5, 2022
Convertible Note-First Fire (Note 9 (b))	8%	250,000	197,000	200,000	November 16, 2022
Convertible Note-LGH Note 9 (b))	8%	250,000	207,000	200,000	November 24, 2022
Convertible Note -Fourth Man (Note 9 (b))	8%	250,000	197,000	200,000	November 29, 2022
Convertible Note-Jeffery Street Note 9 (b))	8%	250,000	197,000	200,000	December 2, 2022
Convertible Note -Blue Lake Note 9 (b))	8%	250,000	197,000	200,000	December 2, 2022
Total		2,250,000	1,793,000	1,800,000
Debt Discounts		(225,000)
Amortization of discounts for the year ended December 31, 2021		5,550
Convertible promissory notes payable as of December 31, 2021		2,030,550
Repayment of principals for the nine-month period ended September 30, 2022		(115,000)
Amortization of discounts for the nine-month period ended September 30, 202		19,461
Convertible promissory notes payable as of September 30,2022		$1,935,010

*The Company prepaid $10,000 legal deposit for each note until the repayment of the notes.

b) Warrants

Accounting for Warrants

In connection with the issuance of a convertible promissory notes (see Note 11 (a) in October, November and December, 2021, the Company also issued seven (7) three-year warrants (the “ Warrants”) to purchase an aggregate of 1,800,000 shares of the Company’s common stock (the “ Warrant Shares”).

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

From August 24 to September 27, 2022, seven Lenders exercised cashless for 1,306,506 warrant shares.

The fair values of these warrants as of September 30, 2022 were calculated using the Black-Scholes option-pricing model with the following assumptions:

	September 30, 2022
	Volatility (%)	Expected dividends yield (%)	Weighted average expected life (year)	Risk-free interest rate (%) (per annum)	Common stock purchase warrants liability as of December 31, 2021(US$)	Changes of fair value of common stock purchase warrants liability (+ (gains)/- losses(US$)	Common stock purchase warrants liability as of September 30, 2022 (US$)
Convertible Note- Talos Victory (Note 9 (a))	256.7%	$0.0%	$2.1	4.22%	124,756	(3,895)	120,861
Convertible Note-Mast Hill (Note 9 (a))	256.7%	0.0%	2.1	4.22%	375,156	(11,749)	363,407
Convertible Note-First Fire (Note 9 (a))	256.7%	0.0%	2.1	4.22%	125,408	(3,946)	121,462
Convertible Note-LGH Note 9 (a))	256.7%	0.0%	2.1	4.22%	125,664	(3,971)	121,693
Convertible Note -Fourth Man (Note 9 (ab))	256.7%	0.0%	2.2	4.22%	125,821	(3,987)	121,834
Convertible Note-Jeffery Street Note 9 (a))3,054	256.7%	0.0%	2.2	4.22%	125,915	(3,997)	121,918
Convertible Note -Blue Lake Note 9 (a))	256.7%	0.0%	2.2	4.22%	125,915	(3,997)	121,918
Total				Total	1,128,635	(35,542)	1,093,093

(c) Registration Rights Agreements

Pursuant to the terms of the Registration Rights Agreement dated as of each contract date of each convertible promissory note, executed between the Company and each Lender, the Company agreed to file a registration statement with the Securities and Exchange Commission to register the shares of common stock underlying the Notes and the shares issuable upon exercise of the Warrants within sixty days from the date of each Registration Rights Agreement. The Company also granted the Lenders piggyback registration rights on such shares pursuant to the Purchase Agreements.

NOTE 10— SHAREHOLDERS’ EQUITY

Ordinary Shares

The Company’s authorized number of ordinary shares was 300,000,000 shares with par value of $0.001.

On December 22, 2020, the Company issued 103,610 shares of common stock to The Crone Law Group, P.C. or its designees for legal services (see Note 11).

On January 1, 2021, the Company issued an aggregate of 310,830 shares to a third party service provider for consulting services that had been rendered.

On April 14 and April 27, 2022, the Company issued cashless warrant shares of 115,540 and 111,972 to two Lenders, respectively. (see Note 9 (b)).

From August 24 and September 27, 2022, the Company issued cashless warrants shares of 1,306,506 to seven Lenders, respectively. (see Note 9 (b)).

As of September 30, 2022, the Company had 33,345,541 issued and outstanding shares.

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

As of September 30, 2022, the Company had 841,440 warrants outstanding related to above mentioned services with i) weighted average exercise price of $0.01; ii) weighted average remaining contractual life of 1.00 years; and iii) aggregate intrinsic value of $0.5 million.

For the three-month periods and nine-month periods ended September 30, 2022 and 2021, the Company recognized relevant share-based compensation expense of nil and $1,041,281 for the vested shares, and nil and $2,107,825 for the warrants, respectively

NOTE 12- RISKS AND UNCERTAINTIES

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

For the three-month periods ended September 30, 2022 and 2021, five customers accounted for 21.9%, 16.3%, 15.0%, 13.4% and 12.95, and five customers accounted for 21.3%, 15.5%, 15.4%, 14.0% and 11.4%, respectively, of the Company’s revenue.

For the nine-month periods ended September 30, 2022 and 2021, six customers accounted for 20.5%, 15.9%, 15.6%, 14.5%, 12.3% and 10.2%, and five customers accounted for 18.9%, 17.5%, 14.6%, 14.1% and 11.4%, respectively, of the Company’s revenue.

And the Company’s top ten customers aggregately accounted for 99.1% and 98.1% of the total revenue for the three-month periods ended September 30, 2022 and 2021, and 99.2% and 96.7% for the nine-month periods ended September 30, 2022 and 2021.

As of September 30, 2022, five customers accounted for 26.2%, 24.3%, 14.5% and 11.5% of the total accounts receivable balance, respectively.

The Company purchases its raw materials through various suppliers. Raw material purchases from these suppliers which individually exceeded 10% of the Company’s total raw material purchases, accounted for approximately 47.7% (four suppliers) and 46.3% (four suppliers) for the three-month periods, respectively, 47.2% (four suppliers) and 25.1% (two suppliers) for the nine-month periods ended September 30, 2022 and 2021, respectively.

NOTE 13 — COMMITMENTS AND CONTINGENCIES

Legal Proceedings

From time to time, the Company is a party to various legal actions arising in the ordinary course of business. The Company accrues costs associated with these matters when they become probable and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

As of September 30, 2022, there were no legal proceedings.

Capital expenditure commitment

On December 20, 2021, the Company entered into a contract with Shenzhen Municipal Haoyutuo Decoration & Cleaning Engineering Company Limited to purchase a facility decoration contract of RMB20.0 million (equivalent to US$3.1 million ). As of September 30, 2022, the Company has prepaid RMB15.0 million (equivalent to US$2.1 million) and recorded as construction in progress (see Note 5) and had a remaining balance of RMB5.0 million (equivalent to US$0.7 million) to be paid by the end of 2022.

NOTE 14 — REVENUES

The Company’s geographical revenue information is set forth below:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2022	2021	2022	2021
	US$	US$	US$	US$
Sales in PRC	$8,159,260	$7,696,992	$24,421,569	$24,652,526
Sales in Overseas
—Republic of China (ROC, or Taiwan)	1,851,599	1,785,128	5,708,133	6,663,678
-South Korea	1,578,002	1,618,284	5,144,829	5,519,484
-Others	34,156	65,576	95,968	278,482
Sub-total	3,463,757	3,468,988	10,948,930	12,461,644
Total Revenue	$11,623,018	$11,165,980	$35,370,499	$37,114,170

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

We are engaged in the research, development, manufacturing, sales and servicing of medium to large sized projected capacitive touchscreens, which constitutes our source of revenues through BVI Wetouch, which owns Hong Kong Wetouch, HK Wetouch, Sichuan Wetouch and Sichuan Vtouch. We are specialized in large-format touchscreens, which are developed and designed for a wide variety of markets and used in by the financial terminals, automotive, point of sale (POS), gaming, lottery, medical, human machine interface (HMI), and other specialized industries. Our product portfolio comprises medium to large sized projected capacitive touchscreens ranging from 7.0 inch to 42 inch screens. In terms of the structures of touch panels, we offer (i) Glass-Glass (“GG”), primarily used in GPS/car entertainment panels in mid-size and luxury cars, industrial HMI, financial and banking terminals, POS and lottery machines; (ii) Glass-Film-Film (“GFF”), mostly used in high-end GPS and entertainment panels, industrial HMI, financial and banking terminals, lottery and gaming industry; (iii) Plastic-Glass (“PG”), typically adopted by touchscreens in GPS/entertainment panels motor vehicle GPS, smart home, robots and charging stations; and (iv) Glass-Film (“GF”), mostly used in industrial HMI. The following discussion and analysis pertain financial condition and results of operations of our subsidiaries Hong Kong Wetouch, HK Wetouch, Sichuan Wetouch and Sichuan Vtouch for the quarter ended September 30, 2022.

Effects of COVID-19

The COVID-19 pandemic and resulting global disruptions have affected our businesses, as well as those of our customers and suppliers. To serve our customers while also providing for the safety of our employees and service providers, we have modified numerous aspects of our logistics, transportation, supply chain, purchasing, and after-sale processes. The Company has taken proactive measures to promote products to new customers and entering more regions during the three-month period ended September 30, 2022. The extent of the impact of COVID-19 on the Company’s results of operations and financial condition will depend on the virus’ future developments, including the duration and spread of the outbreak and the impact on the Company’s customers, which are still uncertain and cannot be reasonably estimated at this point of time.

Highlights for the three-month period ended September 30, 2022 include:

●	Revenues were $11.6 million, an increase of 3.6% from $11.2 million in the third quarter of 2021
●	Gross profit was $5.1 million, an increase of 6.3% from $4.8 million in the third quarter of 2021
●	Gross profit margin was 43.6%, compared to 42.9% in the third quarter of 2021
●	Net income was $3.3 million, compared to $3.3 million in the third quarter of 2021
●	Total volume shipped was 572,241 units, an increase of 7.7% from 531,210 units in the third quarter of 2021

Results of Operations

The following table sets forth, for the periods indicated, statements of income data:

(in US Dollar millions, except percentage)	Three-Month Period Ended September 30,		Change	Nine-Month Period Ended September 30,		Change
	2022	2021	%	2022	2021	%
Revenues	$11.6	$11.2	3.6%	$35.4	$37.1	(4.6)%
Cost of revenues	(6.6)	(6.4)	3.1%	(20.9)	(19.3)	8.3%
Gross profit	5.1	4.8	6.3%	14.4	17.8	(19.1)%
Total operating expenses	(0.3)	(0.5)	(0.4)%	(2.2)	(5.2)	(57.7)%
Operating income	4.7	4.3	9.3%	12.2	12.6	(3.2)%
Gain on asset disposal	-	-	0.0%	-	7.6	0.0%
Gain (loss) on changes of fair values of Common Stock Purchase Warrant	(0.2)	-	N/A	0.0	-	N/A
Income before income taxes	4.5	4.4	2.3%	12.2	21.0	(41.9)%
Income tax expense	(1.2)	(1.1)	9.1%	(3.4)	(4.3)	(20.9)%
Net income	$3.3	$3.3	0.0%	$8.8	$16.7	(47.3)%

Results of Operations - Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

Revenues

We generated revenue of $11.6 million for the three months ended September 30, 2022, an increase of $0.4 million, or 3.6%, compared to $11.2 million in the same period of last year. This was due to an increase of 7.7% in sales volume, an increase of 2.2% in the average RMB selling price of our products, offset by 5.9% negative impact from exchange rate due to depreciation of RMB against US dollars, compared with those of the same period of last year.

	For the Three-Month Period Ended September 30,
	2022		2021		Change	Change
	Amount	%	Amount	%	Amount	%
	(in US Dollar millions except percentage)
Revenue from sales to customers in PRC	$8.1	69.8%	$7.7	68.8%	$0.4	5.2%
Revenue from sales to customers overseas	3.5	30.2%	3.5	31.2%	0.0	0.0%
Total Revenues	$11.6	100%	$11.2	100%	$0.4	3.6%

	For the Three-Month Period Ended September 30,
	2022		2021		Change	Change
	Unit	%	Unit	%	Unit	%
	(in UNIT, except percentage)
Units sold to customers in PRC	390,542	68.2%	356,600	67.1%	33,942	9.5%
Units sold to customers overseas	181,699	31.8%	174,610	32.1%	7,089	4.1%
Total Units Sold	572,241	100%	531,210	100%	41,031	7.7%

(i)	Domestic market

For the three months ended September 30, 2022, revenue from domestic market increased by $0.4 million or 5.2% as a combined result of: 1) an increase of 9.5% in sales volume, an increase of 2.1% in the average RMB selling price of our products, offset by 5.9% negative impact from exchange rate due to depreciation of RMB against US dollars, compared with those of the same period of last year.

As for the RMB selling price, the increase of 2.1% was mainly due to the increased sales of new models of higher-end products such as touch screens used in gaming machine with higher selling price in the domestic market during the three-month period ended September 30, 2022.

The weakening in macroeconomic conditions since the outbreak of COVID-19 pandemic continued to exacerbate the touch screen business environment. Since April 2022, the Chinese government has imposed strict zero tolerance virus policies and the Company’s business has been negatively impacted and has continued to generate lower revenues. Due to our proactive efforts to market new models such as POS and medical touchscreens coupled with penetration into new regions and new customer acquisitions, our sales increased by 14.8% in Eastern China, 12.3% in Southwest China, and 0.5% in Southern China during the three-month period ended September 30, 2022.

(ii) Overseas market

For the three-month period ended September 30, 2022, revenues from the overseas market remained stable at $3.5 million as compared to the same period of 2021, with an increase of 4.1% in sales volume and an increase of 1.9% in average selling price, compared with those of the same period of last year.

The following table summarizes the breakdown of revenues by categories in US dollars:

	Revenues For the Three –Month Period Ended September 30,
	2022		2021		Change	Change
	Amount	%	Amount	%	Amount	Margin%
	(in US Dollars, except percentage)
Product categories by end applications
Automotive Touchscreens	$2,841,960	24.5%	$2,819,828	25.3%	$22,131	0.8%
Industrial Control Computer Touchscreens	2,609,467	22.5%	2,237,229	20.0%	372,238	16.6%
POS Touchscreens	1,989,250	17.1%	1,576,455	17.3%	412,795	26.2%
Gaming Touchscreens	1,578,004	13.5%	1,935,984	14.1%	(357,980)	(18.5)%
Medical Touchscreens	1,579,007	13.6%	1,556,448	13.9%	22,560	1.4%
Multi-Functional Printer Touchscreens	1,024,278	8.8%	1,023,167	9.2%	1,111	0.1%
Others*	1,052	0.0%	16,869	0.2%	(15,817)	(93.8)%
Total Revenues	$11,623,018	100.0%	$11,165,980	100.0%	$457,038	3.6%

*Others include applications in self-service kiosks, ticket vending machine and financial terminals.

The Company continued to shift production mix from traditional lower-end products to high-end touchscreens used in control computer industries, POS touchscreens, automotive and medical touchscreens, primarily due to (i) greater growth potential of computer screen models in China, and (ii) the stronger demand and better quality demand from consumers’ recognition of higher-end touch screens made with better raw materials.

Gross Profit and Gross Profit Margin

	Three-Month Period Ended September 30,		Change
(in millions, except percentage)	2022	2021	Amount	%
Gross Profit	$5.1	$4.8	$0.3	6.3%
Gross Profit Margin	43.6%	42.9%		0.7%

Gross profit was $5.1 million in the third quarter ended September 30, 2022, compared to $4.8 million in the same period of 2021. Our gross profit margin increased to 43.6% for the third quarter ended September 30, 2022 as compared to 42.9% for the same period of 2021, primarily due to the increase of 7.7% in sales volume and of 2.2% in the average RMB selling price of our products, due to our product shift to higher gross profit margin products such as POS touchscreens, industrial control computer touchscreens and medical touchscreens, partially offset by the increased raw materials and higher cost of goods sold.

Selling Expenses

	Three-Month Period Ended September 30,		Change
(in millions,, except percentage)	2022	2021	Amount	%
Selling Expenses	$0.2	$0.1	$0.1	100.0%
as a percentage of revenues	1.7%	0.9%		0.8%

Selling expenses were $0.2 million for the three-month period ended September 30, 2022 compared to $0.1 million in the same period in 2021, primarily due to the increase of marketing expenses as the Company took promotional efforts to market new models such as POS touchscreens and obtain new customers and penetrate into new regions in order to reduce the negative impact of COVID 19.

General and Administrative Expenses

	Three-Month Period Ended September 30,		Change
(in millions, except percentage)	2022	2021	Amount	%
General and Administrative Expenses	$0.1	$0.3	$(0.2)	(66.7)%
as a percentage of revenues	0.8%	2.7%		(1.9)%

General and administrative (G&A) expenses were $0.1 million for the quarter ended September 30, 2022, compared to $0.3 million in the same period in 2021, representing a decrease of 66.7%, or $0.2 million. The decrease was primarily due to the decrease of $0.4 million loss of input VAT credits during the third quarter of 2021, due to Sichuan Wetouch ceasing operation and relocation to comply with local PRC government guidelines on local environment issues and the national overall plan (see Note 5 to our Condensed Consolidated Financial Statements (unaudited)), and offset by an increase of $0.2 million of professional fees during the third quarter ended September 30, 2022.

Research and Development Expenses

	Three-Month Period Ended September 30,		Change
(in US dollars, except percentage)	2022	2021	Amount	%
Research and Development Expenses	$20,737	$22,267	$(1,530)	(6.8)%
as a percentage of revenues	0.0%	0.0%		0.0%

Research and development (R&D) expenses were $20,737 for the quarter ended September 30, 2022 compared to $22,267 in the same period in 2021, representing an increase of $735 of material consumption.

Operating Income

Total operating income was $4.7 million for the third quarter ended September 30, 2022 as compared to $4.3 million for the same period of last year, due to higher gross profit and lower operating expenses.

Loss on changes in fair value of Common Stock Purchase Warrants

	Three-Month Period Ended September 30,		Change
(in US$ millions, except percentage)	2022	2021	Amount	%
Loss on changes in fair value of Common Stock Purchase Warrants	$(0.2)	$0.0	$(0.2)	N/A
as a percentage of revenues	1.7%	0.0%		1.7%

Loss on changes in fair value of common stock purchase warrants was $0.2 million for the three-month period ended September 30, 2022, as compared to nil in the same period of 2021 (See Note 9 (b)).

Income Taxes

	Three-Month Period Ended September 30,		Change
(in millions, except percentage)	2022	2021	Amount	%
Income before Income Taxes	$4.5	$4.4	$0.1	2.3%
Income Tax (Expense)	(1.2)	(1.1)	(0.1)	9.1%
Effective income tax rate	27.3%	25.0%		2.3%

The effective income tax rates for the three-month periods ended September 30, 2022 and 2021 were 27.3% and 25.0%, respectively. The increase of the effective income tax rate was partially due to the increase of taxable income for the third quarter of 2022, as compared to that of the same period of the prior year.

Net Income

Our net income remained at $3.3 million in the third quarter of 2022 and 2021.

Results of Operations - Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Revenues

We generated revenue of $35.4 million for the nine-month period ended September 30, 2022, a decrease of $1.7 million, or 4.6%, compared to $37.1 million in the same period of last year. This was primarily due to a decrease of 2.5% in sales volume, and a decrease of 0.6% in the average RMB selling price of our products and 2.1% negative impact from exchange rate due to depreciation of RMB against US dollars, compared with those of the same period of last year.

	For the Nine –Month Period Ended September 30,
	2022		2021		Change	Change
	Amount	%	Amount	%	Amount	%
	(in US Dollar millions except percentage)
Revenue from sales to customers in PRC	$24.5	69.2%	$24.6	66.3%	$(0.1)	(0.4)%
Revenue from sales to customers overseas	10.9	30.8%	12.5	33.7%	(1.6)	(12.8)%
Total Revenues	$35.4	100%	$37.1	100%	$(1.7)	(4.6)%

	For the Nine-Month Period Ended September 30,
	2022		2021		Change	Change
	Unit	%	Unit	%	Unit	%
	(in UNIT, except percentage)
Units sold to customers in PRC	1,129,764	66.5%	1,109,985	66.1%	19,779	1.8%
Units sold to customers overseas	569,144	33.5%	632,569	33.9%	(63,425)	(10.0)%
Total Units Sold	1,698,908	100%	1,742,554	100%	(43,646)	(2.5)%

(i)	Domestic market

For the nine-month period ended September 30, 2022, revenue from the domestic market decreased by $0.1 million or 0.4% as a combined result of: (i) an increase of 1.8% in sales volume, partially offset by (ii) a decrease of 0.6% in the average RMB selling price of our products, and 2.1% negative impact from exchange rate due to depreciation of RMB against US dollars, compared with those of the same period of last year.

As for the RMB selling price, the decrease of 0.6% was mainly due to the Company’s marketing strategy to offer price discount to penetrate into new markets during the nine-month period ended September 30, 2022.

The weakening in macroeconomic conditions since the outbreak of COVID-19 pandemic continued to exacerbate the touch screen business environment. Since April 2022, the Chinese government has imposed strict zero tolerance virus policies and the Company’s business has been negatively impacted and has continued to generate lower revenues during the nine months ended September 30, 2022. Although the Company has taken proactive efforts to market new models such as POS touchscreens and obtain new customers and penetrate into new regions with a sales increase of 5.3% in Eastern China and 3.7% in Southwest China, the Company suffered a decrease of 19.4% in Southern China due to the government lockdown in this region during the nine-month period ended September 30, 2022.

(ii) Overseas market

For the nine-month period ended September 30, 2022, revenues from the overseas market were $10.9 million as compared to $12.5 million of the same period of 2021, decreasing by $1.6 million or 12.8%, mainly due to a decrease of 10.0% in sales volume and a decrease of 2.3% in average selling price of our products, compared with those of the same period of last year.

The following table summarizes the breakdown of revenues by categories in US dollars:

	Revenues For the Nine-Month Period Ended September 30,
	2022		2021		Change	Change
	Amount	%	Amount	%	Amount	Margin%
	(in US Dollars, except percentage)
Product categories by end applications
Automotive Touchscreens	$8,759,635	24.8%	$10,574,802	28.5%	$(1,815,167)	(17.2)%
Industrial Control Computer Touchscreens	7,251,728	20.5%	7,060,893	19.0%	190,835	2.7%
POS Touchscreens	5,963,500	16.9%	5,580,657	14.8%	382,843	7.0%
Gaming Touchscreens	5,144,703	14.5%	5,469,102	15.0%	(324,399)	(5.9)%
Medical Touchscreens	4,627,854	13.1%	4,960,325	13.4%	(332,471)	(6.7)%
Multi-Functional Printer Touchscreens	3,618,124	10.2%	3,356,615	9.0%	261,509	7.8%
Others*	4,955	0.0%	111,776	0.3%	(106,821)	(95.6)%
Total Revenues	$35,370,499	100.0%	$37,114,170	100.0%	$(1,743,671)	(4.6)%

*Others include applications in self-service kiosks, ticket vending machine and financial terminals.

The Company continued to shift production mix from traditional lower-end products such as touchscreens used in automotive to high-end products such as touchscreens used in POS touchscreens and multi-functional printer touchscreens, primarily due to (i) greater growth potential of computer screen models in China, and (ii) the stronger demand and better quality demand from consumers’ recognition of higher-end touchscreens made with better raw materials.

Gross Profit and Gross Profit Margin

	Nine-Month Period Ended September 30,		Change
(in millions, except percentage)	2022	2021	Amount	%
Gross Profit	$14.4	$17.8	$(3.4)	(19.1)%
Gross Profit Margin	40.8%	48.2%		(7.4)%

Gross profit was $14.4 million during the nine-month period ended September 30, 2022, compared to $17.8 million in the same period of 2021. Our gross profit margin decreased to 40.8% for the nine-month period ended September 30, 2022 as compared to 48.2% for the same period of 2021, primarily due to the decrease of sales by 4.6%, and the increase of 11.8% in cost of materials such as the chip cost, and 14.8% of overhead cost such as facility rent and electricity, partially offset by the decrease of labor cost by 19.1% due to the reduced production volume for the nine-month period ended September 30, 2022.

Selling Expenses

	Nine-Month Period Ended September 30,		Change
(in millions, except percentage)	2022	2021	Amount	%
Selling Expenses	$1.2	$0.3	$0.9	300.0%
as a percentage of revenues	3.4%	0.8%		2.6%

Selling expenses were $1.2 million for the nine-month period ended September 30, 2022 compared to $0.3 million in the same period in 2021, primarily due to the increase of marketing expenses of $1.0 million as the Company took promotional efforts to market new models such as POS touchscreens and obtain new customers and penetrate into new regions in order to reduce the negative impact of COVID 19.

General and Administrative Expenses

	Nine-Month Period Ended September 30,		Change
(in millions, except percentage)	2022	2021	Amount	%
General and Administrative Expenses	$0.9	$1.6	$(0.7)	(43.7)%
as a percentage of revenues	2.5%	4.3%		(1.8)%

General and administrative (G&A) expenses were $0.9 million for the nine-month period ended September 30, 2022, compared to $1.6 million in the same period in 2021, representing a decrease of 43.7%, or $0.7 million. The decrease was primarily due to i) $0.4 million loss of VAT input credits due to Sichuan Wetouch ceasing operation and relocation to comply with local PRC government guidelines on local environmental issues and the national overall plan, ii) $0.1 million accelerated amortization expense due to Sichuan Wetouch ceasing operation and relocation to comply with local PRC government guidelines on local environmental issues and the national overall plan during the nine-month period ended September 30, 2021 (See Note 5), partially offset by iii) the increase of $0.3 million in miscellaneous expenses.

Research and Development Expenses

	Nine-Month Period Ended September 30,		Change
(in US dollars, except percentage)	2022	2021	Amount	%
Research and Development Expenses	$65,307	$67,035	$(1,728)	(2.6)%
as a percentage of revenues	0.0%	0.0%		0.0%

Research and development (R&D) expenses were $65,307 for the nine-month period ended September 30, 2022 compared to $67,035 in the same period in 2021.

Share-based Compensation

	Nine-Month Period Ended September 30,		Change
(in millions, except percentage)	2022	2021	Amount	%
Share-based compensation	$0.0	$3.1	$(3.1)	(0.0)%
as a percentage of revenues	0.0%	8.4%		(8.4)%

Share-based compensation were nil and $3.1 million for the nine-month period ended September 30, 2022 and 2021, respectively. On January 1, 2021, the Board of Directors of the Company authorized the issuance of an aggregate of 310,830 shares and 631,080 warrants to a consultant for advisory services that had been rendered. The Company recognized relevant share-based compensation expense of $1,041,281 for the vested shares and $2,107,825 for the warrants during the nine-month period ended September 30, 2021.

Operating Income

Total operating income was $12.2 million for the nine-month period ended September 30, 2022 as compared to $12.6 million of the same period of last year due to lower gross profit offset by the lower G&A expenses and share-based compensation expenses.

Gain on Asset Disposal

	Nine-Month Period Ended September 30,		Change
(in millions, except percentage)	2022	2021	Amount	%
Gain on asset disposal	$0.0	$7.6	$(7.6)	(0.0)%
as a percentage of revenues	0.0%	20.5%		(20.5)%

Gain on asset disposal was nil for the nine-month period ended September 30, 2022 compared to $7.6 million in the same period in 2021. Pursuant to local PRC government guidelines on local environmental issues and the national overall plan, Sichuan Wetouch was under the government directed relocation order to relocate no later than December 31, 2021 and received compensation accordingly. On March 18, 2021, pursuant to the agreement with the local government and an appraisal report issued by a mutual agreed appraiser, Sichuan Wetouch received a compensation of RMB115.2 million ($17.9 million) (“Compensation Funds”) for the withdrawal of the right to use of state-owned land and the demolition of all buildings, facilities, equipment and all other appurtenances on the land. During the nine-month period ended September 30, 2021, the Company recorded a gain of $7,625,279 for the asset disposal.

Gain on changes in fair value of Common Stock Purchase Warrants

	Nine-Month Period Ended September 30,		Change
(in US dollars, except percentage)	2022	2021	Amount	%
Gain on changes in fair value of Common Stock Purchase Warrants	$35,542	$0.0	$35,542	N/A
as a percentage of revenues	0.0%	0.0%		0.8%

Gain on changes in fair value of common stock purchase warrants was $35,542 for the nine-month period ended September 30, 2022, as compared to nil in the same period of 2021 (See Note 9 (b)).

Income Taxes

	Nine-Month Period Ended September 30,		Change
(in millions, except percentage)	2022	2021	Amount	%
Income before Income Taxes	$12.2	$21.0	$(8.8)	(41.9)%
Income Tax (Expense)	(3.4)	(4.3)	(0.9)	(20.9)%
Effective income tax rate	27.9%	20.6%		7.3%

The effective income tax rates for the nine-month periods ended September 30, 2022 and 2021 were 27.9% and 20.6%, respectively. The effective income tax rate increased during the nine-month period ended September 30, 2022, primarily due to Sichuan Wetouch’s preferential income tax rate for the same period of the last year.

Our PRC subsidiary Sichuan Vtouch had $45.5 million of cash and cash equivalents of September 30, 2022, which are planned to be indefinitely reinvested in PRC. The distributions from our PRC subsidiary are subject to the U.S. federal income tax at 21%, less any applicable foreign tax credits. Due to our policy of indefinitely reinvesting our earnings in our PRC business, we have not provided for deferred income tax liabilities related to PRC withholding income tax on undistributed earnings of our PRC subsidiaries.

Net Income

As a result of the above factors, we had a net income of $8.8 million in the nine-month period ended September 30, 2022 compared to a net income of $16.7 million in the same period of 2021.

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

As of September 30, 2022, we had current assets of $61.4 million, consisting of $45.5 million in cash, $14.3 million in accounts receivable, $0.4 million in inventories, and $1.2 million in prepaid expenses other current assets. Our current liabilities as of September 30, 2022, were $5.4 million, which is comprised of $1.2 million in income tax payable, $1.4 million in accounts payable, $0.8million in accrued expenses and other current liabilities and $1.9 million convertible promissory notes payable.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities for the nine- month period ended September 30, 2022 and 2021:

	Nine-Month Period Ended September 30,
(in US Dollar millions)	2022	2021
Net cash provided by operating activities	$4.8	$13.0
Net cash provided by investing activities	-	17.6
Net cash used in financing activities	-	-
Effect of foreign currency exchange rate changes on cash and cash equivalents	(5.4)	(0.5)
Net increase (decrease) in cash and cash equivalents	(0.6)	30.1
Cash and cash equivalents at the beginning of period	46.1	24.0
Cash and cash equivalents at the end of period	$45.5	$54.1

Operating Activities

Net cash provided by operating activities was $4.8 million for the nine months ended September 30, 2022, as compared to $13.0 million provided by operating activities for the same period of the last year, primarily due to (i) the decrease of $7.9 million net income for the nine months ended September 30, 2022 as compared to the same period of 2021, (ii) the decrease of $3.1 million of share-based compensation during the nine-month period ended September 30, 2021, (iii) the increase of $9.0 million account receivable due to slower collection from the impact of the COVID-19 pandemic and Sichuan Wetouch settling customer receivables for the nine-month period ended September 30, 2021, iv) the decrease of 0.7 million of deferred income due to Sichuan Wetouch’s write-off of the government grant in the operating ceasing process for the nine-month period ended September 30, 2021, offset by (v) the increase of $1.9 million prepaid expenses, (vi) the decrease of $7.6 million gain on asset disposal for the nine-month period ended September 30, 2021, and (vii) the increase of $0.8 million accounts payable due to the longer payment period.

Investing Activities

There were $17.8 million in proceeds from asset disposal for Sichuan Wetouch, and $0.2 million in purchase of property, plant and equipment for the nine month period ended September 30, 2021. See Note 5 in the interim financial information.

Financing Activities

There were nil financing activities for the nine-month period ended September 30, 2022 and 2021.

As of September 30, 2022, our cash and cash equivalents were $45.5 million, as compared to $46.2 million at December 31, 2021.

Days Sales Outstanding (“DSO”) was at 85 days for the nine-month period ended September 30, 2022 compared to 88 days for the year ended December 31, 2021.

The following table provides an analysis of the aging of accounts receivable as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
-Current	$5,290,212	$1,403,187
-1-3 months past due	7,589,897	2,827,048
-4-6 months past due	1,398,333	3,742,732
7-12 months past due	3,480	18,070
-greater than 1 year past due	-	-
Total accounts receivable	$14,281,922	$7,991,037

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2022 due to the material weaknesses in internal control over financial reporting described below. Because of our limited operations, we have a limited number of employees which prohibits a segregation of duties. In addition, we lack a formal audit committee with a financial expert. As we grow and expand our operations we will engage additional employees and experts as needed. However, there can be no assurance that our operations will expand.

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

WETOUCH TECHNOLOGY INC.

Date: November 14, 2022	By:	/s/ Zongyi Lian
	Name:	Zongyi Lian
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Yuhua Huang
	Name:	Yuhua Huang
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

