Form 10-K
period 2022-12-31
Wetouch Technology Inc.
filed 2023-04-17
CIK 1826660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2022 (the last business date of the registrant’s most recently completed second fiscal quarter), based on the last sale price of the registrant’s common stock on such date, was $11,270,530.

193,604,965 shares of common stock were issued and outstanding as of April 14, 2023.

WETOUCH TECHNOLOGY INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2022

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

We generate revenues through sales of our various touchscreen products. For the twelve months ended December 31, 2022 and 2021, we recognized approximately $37.9 million and $40.8 million, respectively, in revenues.

We sell our touchscreen products both domestically in China and internationally, covering major areas in China, including but not limited to the eastern, southern, northern and southwest regions of China, Taiwan, South Korea, and Germany. We believe that we have established a strong and diversified client base. For the years ended December 31, 2022 and 2021, our domestic sales accounted for 69.7% and 66.7%, respectively, of our revenues, and our international sales accounted for 30.3% and 33.3%, respectively, of our revenues.

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

Acquisition of HK Wetouch

Hong Kong Wetouch Technology Limited, a limited company organized under the laws of Hong Kong (“HK Wetouch”), an affiliate of Guangde Cai, our former Chairman and Director, was incorporated on December 3, 2020 under the laws of Hong Kong. HK Wetouch was established to own all the outstanding shares of Sichuan Vtouch Technology Co., Ltd., which was incorporated on December 30, 2020 (“Sichuan Vtouch”) in Chengdu, Sichuan, under the laws of The People’s Republic of China (“PRC”).

On March 12, 2021, BVI Wetouch, the Company’s wholly owned subsidiary, acquired all the outstanding shares of HK Wetouch from the sole shareholder of HK Wetouch, Guangde Cai, in consideration of the payment of HK$10,000 pursuant to instruments of transfer in accordance with Hong Kong law. As a result of the acquisition, HK Wetouch became a wholly-owned subsidiary of BVI Wetouch. BVI Wetouch owns (i) all the outstanding shares of Hong Kong Wetouch, which, in turn, owns all the outstanding shares of Sichuan Wetouch and (ii) all of the outstanding shares of HK Wetouch, which owns all the shares of Sichuan Vtouch.

Recent Developments

Leaseback Agreement

Pursuant to local PRC government guidelines on local environmental issues and the national overall plan, Sichuan Wetouch is under the government-directed relocation order to relocate no later than December 31, 2021 and received compensation accordingly.

On March 16, 2021, Sichuan Wetouch entered into an Agreement of Compensation on Demolition (“Compensation Agreement”) with Meishan Huantian Industrial Co., Ltd, formerly named Sichuan Renshou Shigao Tianfu Investment Co., Ltd, a limited company owned by the local government (“Sichuan Renshou”), for the withdrawal of our right to use of state-owned land and the demolition of all buildings, facilities and equipment on such land where we maintain our executive offices, research and development facilities and factories at No.29, Third Main Avenue, Shigao Town, Renshou County, Meishan City, Sichuan, China (the “Property”). The Property, all buildings, facilities, equipment and all other appurtenances on the Property are collectively referred to as “Properties”. The Compensation Agreement was executed and delivered as a result of guidelines (the “Guidelines”) published by the local government of with respect to local environmental issues and a national overall plan on Tianfu New District, Meishan City, Sichuan, PRC. In accordance with the Guidelines, a project named “Chaisang River Ecological Wetland Park” is under construction in the areas where the manufacturing facilities and properties of the Company are located. As a result, Sichuan Wetouch must relocate. In consideration for such relocation, the owner of the buildings on the state-owned land will be compensated.

In order to minimize the interruption of our business, Sichuan Vtouch entered into a Leaseback Agreement with Sichuan Renshou on March 16, 2021. The Leaseback Agreement entitles us to lease back the Properties commencing from April 1, 2021 until December 31, 2021, at a monthly rent of RMB300,000 (approximately $46,154), which period was extended to October 31, 2022. On October 16, 2022, Sichuan Vtouch entered an extension to the Leaseback Agreement with Sichuan Renshou to extend the period it granted Sichuan Vtouch to lease back the Properties until October 31, 2023, at a monthly rent of RMB400,000 (approximately $59,941).

On March 18, 2021, Sichuan Wetouch received a total amount of RMB115.2 million (approximately $17.7 million) as the total amount of compensation from Sichuan Renshou, including RMB100.2 million ($15.4 million) based upon the appraised value of the Properties plus an extra 15% relocation bonus of RMB15.0 million ($2.3 million).

We are actively searching for an appropriate parcel in Chengdu Medicine City (Technology Park), Wenjiang District, Chengdu for the construction of our new production facilities and office buildings. As of the date of this Annual Report, we estimate that our capital needs for this acquisition and construction will be approximately RMB170.0 million (approximately $26.2 million), but there is no assurance that the estimated amount is sufficient to achieve our goals. We may need additional financing for our business development. In addition, we expect that this acquisition and construction will be completed prior to October 31, 2023, but there is no assurance and we may need extended time to achieve our business plan. Pursuant to local PRC government guidelines on local environment issues and the national overall plan, Sichuan Wetouch was under the government directed relocation order to relocate no later than October 31, 2023 and was compensated for RMB115.2 million ($17.8 million) from the local government for the withdrawal of the right to use of state-owned land and the demolition of all buildings, facilities, equipment and all other appurtenances on the land.

On March 2, 2021, HK Wetouch acquired all shares of Hong Kong Wetouch. On June 18, 2021, Hong Kong Wetouch submitted its application for dissolution and was dissolved on March 18, 2022. In addition, as of March 31, 2021, Sichuan Wetouch’s business and operations have been assumed by Sichuan Vtouch.

Resale Registration Statement

We filed a Form S-1 registration statement with respect to the resale by 44 selling stockholders identified in the Annual Report for an aggregate of 15,889,371 shares of common stock of the Company. The registration statement was declared effective by the Commission on January 7, 2021 (Registration No. 333-251845).

Private Sale of Shares

On January 19, 2023, we sold an aggregate of 160,000,000 shares of the common stock of the Company for an aggregate purchase price of $40,000,000, or $0.25 per share. The net proceeds of the offering (after deducting legal and accounting fees and expenses) shall be used by the Company for working capital and general corporate purposes and the repayment of debt.

Reverse Stock Split

On February 17, 2023, the Board authorized a reverse stock split with a ratio of not less than one to five (1:5) and not more than one to eighty (1:80), with the exact amount and the timing of the reverse stock split to be as determined by the Chairman of the Board. Upon such reverse stock split becoming effective, the number of authorized shares of the common stock of the Company will also be decreased in the same ratio.

New Director Appointment

Effective February 17, 2023, the Board appointed Congjin Wang to serve as a member of the Board, the Audit Committee, the Compensation Committee and as the Chairman of Nominating and Corporate Governance Committees of the Board. On February 16, 2023, Jeffrey Kone resigned as a member of the Board of the Company and as a member of the Audit Committee, Compensation Committee and Nominating and Governance Committee.

Effective August 31, 2022, the Board appointed Fei Bai to serve a member of the Board and Chairman of the Board and appointed Xiaojin Tang to serve as a member of the Board, the Audit Committee, the Chairman of Compensation Committee, and the Nominating and Corporate Governance Committee of the Board. On August 31, 2022, Guangde Cai resigned as a member of the Board and as the Chairman of the Board and Wei Wang resigned as a member of the Board and the Audit Committee, the Chairman of the Compensation Committee, and the Nominating and Corporate Governance Committee of the Board.

Private Placement Consent Agreement

On March 18, 2023, we entered into an agreement with Craft Capital Management LLC and R.F. Lafferty & Co., Inc. (the “Representatives”) pursuant to which the Representatives agreed to consent to the private placement described above, and we agreed to pay the Representatives a fee of $1,200,000, payable only upon the closing of the underwritten offering. If the underwritten offering is not completed by November 1, 2023, the Representatives reserve their rights to pursue any and all claims, actions or remedies available to them regarding the Private Placement under the engagement between us and the Representatives.

Effects of COVID-19

The COVID-19 pandemic and resulting global disruptions have affected our businesses, as well as those of our customers and suppliers significantly. The spread of COVID-19 has caused significant disruption to society as a whole, including the workplace. The resulting impact on the global supply chain has disrupted most aspects of national and international commerce, with government-mandated social distancing measures imposing stay-at-home and work-from-home orders in almost every country. The effects of social distancing have shut down significant parts of the local, regional, national, and international economies, for limited or extended periods of time, with the exception of government designated essential services.

Commencing in the spring of 2021, China began to experience an increase of COVID-19 cases, and to some extent, local and national governments began to take more restrictive measures to stem the spread of the virus, particularly from October to December 2021. The Company has several shutdowns during the year ended December 31, 2022.

To serve our customers while also providing for the safety of our employees and service providers, we have modified numerous aspects of our logistics, transportation, supply chain, purchasing, and after-sale processes. The Company has taken proactive measures to promote products to new customers and entering more regions during the year ended December 31, 2022. The extent of the impact of COVID-19 on the Company’s results of operations and financial condition will depend on the virus’ future developments, including the duration and spread of the outbreak and the impact on the Company’s customers, which are still uncertain and cannot be reasonably estimated at this point of time.

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

As of December 31, 2022, product types G+F+F and G+G constitute our main stream products, accounting for approximately an average of 38.5% and 52.68%, respectively, of our total revenues, with product types G+F and P+G and other raw materials accounting for 2.55%, 4.4% and 1.87%, respectively, of our total revenues. As of December 31, 2021, product types G+F+F and G+G constitute our main stream products, accounting for approximately an average of 40.8% and 52.4%, respectively, of our total revenues, with product types G+F and P+G and other raw materials accounting for 2.2%, 4.2% and 0.4%, respectively, of our total revenues.

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

For the year ended December 31, 2022, we had approximately $9.3 million in revenues generated from the sales of automotive touchscreens, accounting for 24.5% of our total revenues, with industrial HMI touchscreens accounting for 21.1%, gaming touchscreens accounting for 13.7%, POS touchscreens for 17.3%, multi-functional printer touchscreens for 10.1%, medical touchscreens for 13.3% and other touchscreen products (applied in financial terminals, ticket vending machines, and self-service kiosks, etc.) accounting for 0% of our total revenues. For the year ended December 31, 2021, we had approximately $11.6 million in revenues generated from the sales of automotive touchscreens, accounting for 28.4% of our total revenues, with industrial HMI touchscreens accounting for 19.6%, gaming touchscreens accounting for 14.3%, POS touchscreens for 15.4%, multi-functional printer touchscreens for 9.2%, medical touchscreens for 12.8% and other touchscreen products (applied in financial terminals, ticket vending machines, and self-service kiosks, etc.) accounting for 0.3% of our total revenues.

Customers

We have six (6) and five (5) customers each accounting for more than 10% of our revenues in 2022 and 2021, respectively.

For the year ended December 31, 2022, we had a total number of 41 customers. Our top six customers, namely (1) Siemens Industrial Automation Products (Chengdu) Co., Ltd., (2) Shanghai Sigang Electronics Co., Ltd., (3) E-Lead Electronic Co. Ltd., (4) MultimedialLink Inc., (5) Suzhou Weinview Co., Ltd., and (6) Canon (Suzhou) Ltd. accounted for 21.2%, 16.1%, 14.8%, 13.7%, 11.9% and 10.1%, respectively, of our total revenues.

For the year ended December 31, 2021, we had a total number of 32 customers. Our top five customers, namely (1) Siemens Industrial Automation Products (Chengdu) Co., Ltd., (2) E-Lead Electronic Co. Ltd., (3) Shanghai Sigang Electronics Co., Ltd., (4) MultimediaLink Inc., and (5) Suzhou Weinview Co., Ltd., accounted for 19.53%, 17.33%, 14.53%, 14.24% and 11.13%, respectively, of our total revenues.

Considering Sichuan Wetouch’s business and operations have been assumed by Sichuan Vtouch, Sichuan Vtouch entered into the above framework agreements, which were entered by Sichuan Wetouch previously, with our top five customers on December 31, 2021. The material terms of the sales framework agreements with our top five customers provide:

●	The term of each sales framework agreement is four (4) years, which may be renewed by a separate agreement upon expiration.

●	Annual minimum purchase amount for period from January 1 to December 31 each year.

●	We will send the price list to the customers at the beginning of each year. The specific execution price is subject to the order signed by the parties.

●	We have the right to adjust the price due to the market or other factors. When there is adjustment, we shall send a written notice of change of the price 30 days in advance.

●	For the first year, we grant the customers a credit limit of 1.5 million and a credit line of 3 months. During supply, the portion of payment that exceeds the credit line shall be paid before goods are delivered. In the next year, the credit will be increased according to the sales of the previous year, which shall be subject to the negotiation of both parties.

●	The customers shall make payment in full and on time according to the payment method and time of the purchase order and shall not delay or refuse to pay. If the customers fail to make payment within the agreed period of the purchase order and still fail to make payment after being urged by us, we may stop the supply and have the right to demand payment of a late fee of 0.3‰ of the contract amount per day from the customers; If the customers still refuse to make payment after 30 days of notice from us, we have the right to file a lawsuit with the court. The customers shall bear the litigation costs, lawyer’s fees, and other debt recovery costs.

●	We are required to provide products to customers pursuant to the delivery date and quantity, requirements included in the purchase orders and shall negotiate with customers if we are unable to so provide.

●	The customers are entitled to compensation of losses due to our failure to provide after-sale services.

●	Any violation of the terms of the agreements may result in the termination of the agreements and the breaching party shall be responsible for all business and economic losses and legal liabilities arising therefrom.

Minimum Purchase Requirements

Although the material terms of our sales framework agreements with our major customers are identical, the minimum purchase amounts differ depending on the particular customer. If the customer fails to purchase the minimum purchase amount in the applicable agreement, the customers will be deprived of the most favorable price treatment for the following year and rebate rewards for the current year. For E-Lead Electronic Co. Ltd., the minimum purchase amounts are as follows, $9.5 million for 2022, $10.5 million for 2023, $12 million for 2024, and $14 million for 2025. For MultimediaLink Inc., the minimum purchase amounts are as follows, $9.5 million for 2022, $10.5 million for 2023, $11.5 million for 2024, and $12.5 million for 2025. For Suzhou Weinview Co., Ltd., the minimum purchase amounts are approximately $63 million for 2022, $70 million for 2023, $78 million for 2024, and $85 million for 2025. For Siemens Industrial Automation Products (Chengdu) Co., Ltd., the minimum purchase amounts are approximately $65 million for 2022, $72 million for 2023, $80 million for 2024, and $90 million for 2025. For Shanghai Sigang Electronics Co., Ltd., the minimum purchase amounts are approximately $65 million for 2022, $70 million for 2023, $75 million for 2024, and $80 million for 2025.

For Canon (Suzhou) Ltd., the minimum purchase amounts are approximately $53 million for 2022, $60 million for 2023, $70 million for 2024, and $80 million for 2025.

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

As of December 31, 2022, other than as provided above, we did not provide any concession to any other customers.

For the years ended December 31, 2022 and 2021, we did not provide any extended payment terms to any of our customers. Our customers are required to make full payment within three to five months from delivery date, although our typical payment term is 180 days from delivery. As a result of the COVID-19 outbreak in January 2020, collection activities from some of our customers affected by the pandemic resulted in longer payment terms. We impliedly granted extended payment terms until December 31, 2020 to some of our customers. As of December 31, 2020, we collected all overdue accounts receivable by the end of this year and resumed our typical payment term.

We source our customers through multiple channels: (i) from our own research through Search Engine Optimization (“SEO”) and outreach, (ii) through referrals from our present customers, (iii) through our websites; and (iv) through industry exhibitions/expos.

Our main target markets are economically developed countries and regions, including eastern, southern, northern and southwest regions of China, South Korea, and Germany. We believe that we have established a strong client base, including global well-known institutional customers. Overseas sales were $11.5 million in 2022 as compared to $13.6 million in 2021.

We target these overseas customers mainly via our online marketing efforts. In order to market our products, occupy more market share and secure more quality customer, we frequently participate in, and promote our products at, specific touchscreen technology exhibitions held internationally.

In addition to the top five (5) customers, we also have sales framework agreements with our major customers and direct purchase orders with our other customers. In the past three years, we have entered into approximately 700 orders under both sales framework agreements and through direct purchase orders.

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

For the year ended December 31, 2022, the revenues generated from our domestic customers amounted to approximately $26.4 million, constituting approximately 69.7% of our total revenues, with overseas customers accounting for approximately $11.5 million, constituting approximately 30.3% of our total revenues, respectively. For the year ended December 31, 2021, the revenues generated from our domestic customers amounted to approximately $27.2 million, constituting approximately 66.7% of our total revenues, with overseas customers accounting for approximately $13.6 million, constituting approximately 33.3% of our total revenues, respectively..

Our Suppliers

Our PRC subsidiary has no supply agreements with our suppliers. We can utilize any supplier we determine and there are no minimum purchase requirements when we place orders with our suppliers.

We place purchase orders with suppliers of raw materials for the production of our products. In the past three years, our PRC subsidiary has entered into over 4,000 purchase orders. The general terms of the purchase order include:

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

As of December 31, 2022, we have a total number of 113 suppliers. We do not consider any of our suppliers to be material to our business and we can utilize any supplier we determine at our sole discretion. Although we can utilize any supplier we determine, we believe that we established healthy and stable relationships with our significant suppliers. The Company purchases its raw materials through various suppliers. Raw material purchases from these suppliers which individually exceeded 10% of the Company’s total raw material purchases, accounted for approximately 47.2% (four suppliers) and 11.2% (one supplier) of the Company’s total raw material purchases for the years ended December 31, 2022 and 2021, respectively. Our PRC subsidiary does not have supply agreements with any of them and all of our raw material procurement with them are processed through our PRC subsidiary’s purchase orders. There are no minimum purchase requirements with any of our suppliers, including these three significant ones.

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

Intellectual Property

Our business is dependent on a combination of trademarks, patents, domain names, trade names, trade secrets and other proprietary rights in order to protect our intellectual property rights. As of the date of this Annual Report, we have one registered trademark in mainland China and eight registered patents in the PRC under our former PRC subsidiary, Sichuan Wetouch.

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

Regulations

Overview

We operate our business in the PRC under a legal regime consisting of the National People’s Congress, which is the country’s highest legislative body, the State Council, which is the highest authority of the executive branch of the PRC central government, and several ministries and agencies under its authority, including the Ministry of Industry and Information Technology, State Administration for Market Regulation (“SAMR”) and their respective local offices.

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

Regulations on Intellectual Property Rights

Regulations on Trademark

Trademarks are protected by the PRC Trademark Law adopted in 1982 and subsequently amended as well as the Implementation Regulations for the Trademark Law of the PRC in 2002 and subsequently amended in 2014 and 2019. The Trademark Office of the SAMR is responsible for the registration and administration of trademarks and the Trademark Review and Adjudication Committee established by the SAMR is responsible for resolving trademark disputes in China. Registered trademarks are valid for ten years from the date the registration is approved. A registrant may apply to renew a registration within twelve months before the expiration date of the registration. If the registrant fails to apply in a timely manner, a grace period of six additional months may be granted. If the registrant fails to apply before the grace period expires, the registered trademark shall be deregistered. Renewed registrations are valid for ten years. In April 2014, the State Council issued the revised Implementation of the Trademark Law, which specified the requirements of applying for trademark registration and review. As of the date of this Annual Report, we had 1 registered trademark in China.

Regulations on Patent Law

According to the PRC Patent Law, which was issued by the Standing Committee of the National People’s Congress in 1984 and last amended on October 17, 2020, effective on June 1, 2021, and Implementation Rules of the Patent Law of the People’s Republic of China, which were promulgated by the State Council in 2001 and last amended on January 9, 2010. Draft amendments to the Implementation Rules of the Patent Law are currently under review. The Patent Law and its implementation rules provide for three types of patents: “invention,” “utility model” and “design.” “Invention” refers to any new technical solution relating to a product, a process or improvement thereof; “utility model” refers to any new technical solution relating to the shape, structure, or their combination, of a product, which is suitable for practical use; and “design” refers to any new design of the whole or partial shape, pattern, color or the combination of any two of them, of a product, that creates an aesthetical feeling and is suitable for industrial application. Invention patents are valid for 20 years, while design patents and utility model patents are valid for 15 years and 10 years, respectively, each calculated from the date of application. To be patentable, invention or utility models must meet three criteria: novelty, inventiveness and practicability. Except under certain specific circumstances provided by law, any third-party user must obtain consent or a proper license from the patent owner to use the patent. Otherwise, the use constitutes an infringement of the patent rights. As of the date of this Annual Report, we had 8 registered patents under our former PRC subsidiary Sichuan Wetouch, which we are in the process of assigning to our PRC subsidiary Sichuan Vtouch and 4 pending patents in China under our PRC subsidiary Sichuan Vtouch.

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

Regulation on M&A Rules and Overseas Listings

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

The M&A Rule further requires that the Ministry of Commerce, or MOFCOM, be notified in advance of any change-of-control transaction in which a foreign investor acquires control of a PRC domestic enterprise or a foreign company with substantial PRC operations, if certain thresholds under the Provisions on Thresholds for Prior Notification of Concentrations of Undertakings, issued by the State Council, are triggered. Moreover, the Anti-Monopoly Law promulgated by the Standing Committee of the NPC requires that transactions which are deemed concentrations and involve parties with specified turnover thresholds be cleared by the MOFCOM before they can be completed.

On December 24, 2021, the CSRC issued the Provisions of the State Council on the Administration of Overseas Securities Offering and Listing by Domestic Companies (Draft for Comments), or the Draft Overseas Listing Administration Provisions, and the Administrative Measures for the Filing of Overseas Securities Offering and Listing by Domestic Companies (Draft for Comments), or the Draft Overseas Listing Filing Measures, which are open for public comments until January 23, 2022.

On February 17, 2023, with the approval of the State Council, the CSRC released the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies, or the Trial Measures, and five supporting guidelines, which came into effect on March 31, 2023. According to the Trial Measures, (1) domestic companies that seek to offer or list securities overseas, both directly and indirectly, should fulfill the filing procedure and report relevant information to the CSRC; (2) if the issuer meets both of the following conditions, the overseas offering and listing shall be determined as an indirect overseas offering and listing by a domestic company: (i) any of the total assets, net assets, revenues or profits of the domestic operating entities of the issuer in the most recent accounting year accounts for more than 50% of the corresponding figure in the issuer’s audited consolidated financial statements for the same period; (ii) its major operational activities are carried out in China or its main places of business are located in China, or the senior managers in charge of operation and management of the issuer are mostly Chinese citizens or are domiciled in China; and (3) where a domestic company seeks to indirectly offer and list securities in an overseas market, the issuer shall designate a major domestic operating entity responsible for all filing procedures with the CSRC, and where an issuer makes an application for initial public offering and listing in an overseas market, the issuer shall submit filings with the CSRC within three business days after such application is submitted.

On the same day, the CSRC held a press conference for the release of the Trial Measures and issued the Notice on Administration for the Filing of Overseas Offering and Listing by Domestic Companies, which, among others, clarifies that (1) a six-month transition period will be granted to domestic companies which, prior to the effective date of the Trial Measures, have already obtained the approval from overseas regulatory authorities or stock exchanges, such as completion of registration in the market of the United States, but have not completed the indirect overseas listing; and (2) domestic companies that have already submitted valid applications for overseas offering and listing but have not obtained approval from overseas regulatory authorities or stock exchanges on or prior to the effective date of the Trial Measures, may reasonably arrange the timing for submitting their filing applications with the CSRC, and shall complete the filing before the completion of their overseas offering and listing.

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

Employees

As of the date of this Annual Report, we had 126 full-time employees. We have no part time employees or independent contractors. None of our employees are represented by a collective bargaining agreement, and we have never experienced any work stoppage. We believe we have good relations with our employees.

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

For the year ended December 31, 2022, our revenues were approximately $37.9 million, a decrease of $2.9 million, or 7.1%, compared with $40.8 million for year ended December 31, 2021. The current COVID-19 pandemic adversely affected many aspects of our business, including production, supply chain, and sales and delivery. Our manufacturing facility underwent temporary yet prolonged closure in February 2020 as part of China’s nationwide efforts to contain the spread of the novel coronavirus. Even though our business is currently operational, our production capacity, delivery, warranty services including after-sale services and technical support, and operational efficiency are still adversely affected by the COVID-19 pandemic due to insufficient workforce in production, sales, and delivery as a result of temporary travel restrictions in China and the necessity to comply with disease control protocols in our business establishments and manufacturing facility. Our suppliers’ abilities to timely deliver raw materials, parts and components, or other services were also adversely affected for similar reasons. The global spread of COVID-19 may also affect our overseas sales. As a result of varying levels of travel and other restrictions for public health concerns in various regions of China, we also temporarily postponed the delivery of our products to our customers. While the duration of the impact of the pandemic on our business and related financial impacts cannot be reasonably estimated at this time, our results of operations for the first half of 2020 were adversely affected with potential continuing impacts on subsequent periods. In addition, further outbreaks of the COVID-19 pandemic may adversely affect our PRC subsidiary’s manufacturing ability, our PRC subsidiary’s delivery and after-sale services in China. COVID-19 has had a global economic impact on the financial markets. The global spread of COVID-19 pandemic may result in global economic distress, and the extent to which it may affect our results of operations will depend on future developments, which are highly uncertain and cannot be predicted. We cannot assure you that the COVID-19 pandemic can be eliminated or contained in the near future, or at all, or a similar outbreak will not occur again. If the COVID-19 pandemic and the resulting disruption to our business were to extend over a prolonged period, it could materially and adversely affect our business, financial condition, and results of operations.

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

We are heavily dependent on our top customers. We currently sell our products primarily through direct customers in the PRC and to some extent, the overseas customers in European countries and East Asia such as South Korea and Taiwan. For the year ended December 31, 2022, three customers accounted for 32.2%, 22.8%, and 14.0% of the total accounts receivable balance, respectively. For the year ended December 31, 2021, six customers accounted for 25.7%, 18.6%, 12.5%, 11.5%, 11.3% and 10.2% of the total accounts receivable balance, respectively.

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

As of December 31, 2022, we had approximately $9.1 million in accounts receivable. Our accounts receivable primarily includes balance due from customers when our products are sold and delivered to customers. Our customers are required to make full payment within three to five months from delivery date, although our industry typical payment term is 180 days from delivery. As a result of the COVID-19 outbreak in January 2020, collection activities from some of our customers affected by the pandemic resulted in longer payment terms. We impliedly granted extended payment terms until December 31, 2020 to some of our customers. As of December 31, 2020, we collected all overdue accounts receivable and resumed our typical payment term. For the years ended December 31, 2022 and 2021, we did not provide any extended payment terms to any of our customers. Deteriorating conditions in, bankruptcies, or financial difficulties of a customer or within their industries generally may impair the financial condition of our customers and hinder their ability to pay us on a timely basis or at all, and accounts receivable are written off against allowances only after exhaustive collection efforts. The failure or delay in payment by one or more of our customers could reduce our cash flows and adversely affect our liquidity and results of operations.

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

Due to the withdrawal of the land use right to the Property and cancellation of our ownership certificates pertaining to the buildings on the Property by the local government pursuant to the Guidelines and the Compensation Agreement, we are actively searching for an appropriate parcel in Chengdu Medicine City (Technology Park), Wenjiang District, Chengdu for the construction of our PRC subsidiary’s new production facilities and office buildings. As of the date of Annual Report, our management estimates that our capital needs for this acquisition and construction will be approximately RMB170.0 million ($26.2 million), but there is no assurance that the estimated amount is sufficient to achieve our goals. We may need additional financing for our business development.

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

In order to minimize the interruption of our business, Sichuan Vtouch entered into a Leaseback Agreement with Sichuan Renshou on March 16, 2021. The Leaseback Agreement entitles us to lease back the Properties commencing from April 1, 2021 until December 31, 2021, at a monthly rent of RMB300,000 (approximately $46,154), which period was extended to October 31, 2022. On October 16, 2022, Sichuan Vtouch entered an extension to the Leaseback Agreement with Sichuan Renshou to extend the period it granted Sichuan Vtouch to lease back the Properties until October 31, 2023, at a monthly rent of RMB400,000 (approximately $59,941).

As of the date of this Annual Report, we are actively searching for an appropriate parcel in Chengdu Medicine City (Technology Park), Wenjiang District, Chengdu for the construction of our new production facilities and office buildings. We estimate the new production lines and construction of the new facilities and office buildings on the new parcel will be completed prior to October 31, 2023, but there is no assurance and we may need extended time to achieve our business plan. If we fail to secure such construction prior to October 31, 2023 and the extended period, if any, our business, financial condition and results of operations may be materially and adversely affected.

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

Our PRC subsidiary does not have long term contracts with our suppliers. At any time, our suppliers can reduce the quantities of products they sell to us, or cease selling products to us altogether. Such reductions or terminations could have a material adverse impact on our revenues, profits and financial condition.

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

On July 6, 2021, the relevant PRC government authorities published the Opinions on Strictly Cracking Down Illegal Securities Activities in Accordance with the Law. These opinions call for strengthened regulation over illegal securities activities and supervision on overseas listings by China-based companies and propose to take effective measures, such as promoting the construction of relevant regulatory systems to deal with the risks and incidents faced by China-based overseas-listed companies. On December 24, 2021, the CSRC released the Administrative Provisions of the State Council Regarding the Overseas Issuance and Listing of Securities by Domestic Enterprises (Draft for Comments) (the “Draft Administrative Provisions”) and the Measures for the Overseas Issuance of Securities and Listing Record-Filings by Domestic Enterprises (Draft for Comments) (the “Draft Filing Measures”, together with the Draft Administrative Provisions, the “Draft Rules”). The Draft Rules lay out the filing regulations for both direct and indirect overseas listings and clarify the determination criteria for indirect overseas listings in overseas markets. Among other requirements, if a domestic enterprise intends to indirectly offer and list securities in an overseas market, the record-filing obligation shall be completed within three working days after the overseas listing application is submitted. On February 17, 2023, the CSRC promulgated the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies (the “Trial Administrative Measures”), which took effect on March 31, 2023. The Trial Administrative Measures further stipulate the rules and requirements for overseas offering and listing conducted by PRC domestic companies. Upon the effectiveness of the Trial Administrative Measures, we could be required to go through the filing procedure. If required, we cannot assure you that we will be able to complete such process on time or at all.

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

Upon the effectiveness of the Trial Administrative Measures, we could be subject to the Trial Administrative Measures, as the Company has: (i) 50% or more of the issuer’s operating revenue, total profit, total assets or net assets as documented in its audited consolidated financial statements for the most recent accounting year is accounted for by PRC domestic companies; and (ii) the main parts of the issuer’s business activities are conducted in mainland China, or its main places of business are located in mainland China, or the senior managers in charge of its business operation and management are mostly Chinese citizens or domiciled in mainland China; and, if required, we cannot assure you that we will be able to complete such process on time or at all.

On February 17, 2023, the CSRC promulgated the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies (the “Trial Administrative Measures”), which took effect on March 31, 2023. Compared to the Draft Rules, the Trial Administrative Measures further clarified and emphasized several aspects, including: (i) comprehensive determination of the “indirect overseas offering and listing by PRC domestic companies” in compliance with the principle of “substance over form” and particularly, an issuer will be required to go through the filing procedures under the Trial Administrative Measures if the following criteria are met at the same time: a) 50% or more of the issuer’s operating revenue, total profit, total assets or net assets as documented in its audited consolidated financial statements for the most recent accounting year is accounted for by PRC domestic companies, and b) the main parts of the issuer’s business activities are conducted in mainland China, or its main places of business are located in mainland China, or the senior managers in charge of its business operation and management are mostly Chinese citizens or domiciled in mainland China; (ii) exemptions from immediate filing requirements for issuers that a) have already been listed or registered but not yet listed in foreign securities markets, including U.S. markets, prior to the effective date of the Trial Administrative Measures, and b) are not required to re-perform the regulatory procedures with the relevant overseas regulatory authority or the overseas stock exchange, c) whose such overseas securities offering or listing shall be completed before September 30, 2023. However, such issuers shall carry out filing procedures as required if they conduct refinancing or are involved in other circumstances that require filing with the CSRC; (iii) a negative list of types of issuers banned from listing overseas, such as issuers under investigation for bribery and corruption; (iv) regulation of issuers in specific industries; (v) issuers’ compliance with national security measures and the personal data protection laws; and (vi) certain other matters such as: an issuer must file with the CSRC within three business days after it submits an application for initial public offering to competent overseas regulators; and subsequent reports shall be filed with the CSRC on material events, including change of control or voluntary or forced delisting of the issuer(s) who have completed overseas offerings and listings. According to the Relevant Officials of the CSRC Answered Reporter Questions (“CSRC Answers”) and Trial Administrative Measures, upon effectiveness, as a company applying for listing on Nasdaq, we could be subject to the filing process since we have not obtained the clearance from SEC or Nasdaq before the effective date of the Trial Administrative Measures. As the Trial Administrative Measures are newly issued, there remains uncertainty as to how it will be interpreted or implemented. Therefore, we cannot assure you that we will be able to obtain clearance from the CSRC in a timely fashion or at all.

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

On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act and on December 29, 2022 the Accelerating Holding Foreign Companies Accountable Act was enacted, which amended the HFCA Act by requiring the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for to two consecutive years instead of three, thus reducing the time before our securities may be prohibited from trading or delisted.

On December 2, 2021, the SEC adopted amendments to finalize rules implementing the submission and disclosure requirements in the HFCA Act. The rules apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that the PCAOB is unable to inspect or investigate completely because of a position taken by an authority in a foreign jurisdiction.

On December 16, 2021, the PCAOB issued a report on its determinations that it is unable to inspect or investigate completely PCAOB-registered public accounting firms headquartered in China and in Hong Kong because of positions taken by PRC and Hong Kong authorities in those jurisdictions. The PCAOB has made such designations as mandated under the HFCA Act. Pursuant to each annual determination by the PCAOB, the SEC will, on an annual basis, identify issuers that have used non-inspected audit firms and thus are at risk of such suspensions in the future.

On August 26, 2022, the SEC issued a statement announcing that the PCAOB signed a Statement of Protocol (“SOP”) with the China Securities Regulatory Commission, or CSRC, and the Ministry of Finance of the People’s Republic of China governing inspections and investigations of audit firms based in China and Hong Kong, jointly agreeing on the need for a framework.

On December 15, 2022, the PCAOB announced that it has secured complete access to inspect and investigate registered public accounting firms headquartered in Mainland China and Hong Kong and voted to vacate the previous Determination Report to the contrary.

Our auditor, the independent registered public accounting firm that issues the audit report, as an auditor of companies that are traded publicly in the United States and a firm registered with the PCAOB, is subject to laws in the United States, pursuant to which the PCAOB conducts regular inspections to assess its compliance with the applicable professional standards. Our auditor is headquartered in Lakewood, Colorado and has been inspected by the PCAOB on a regular basis.

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

Our common stock currently trades on the OTCQB under the symbol “WETH” and currently there is minimal trading in our common stock. Even assuming the uplisting of our common stock on Nasdaq, we can offer no assurances that trading in our stock will improve over time. Such thin trading may make it more difficult for you to liquidate your holdings in our common stock or negatively affect the price per share that you are able to realize from such sales, and we cannot assure you that a liquid public market for our common stock will develop. An active trading market for our shares may never develop or be sustained following this offering.

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

The publication of any such commentary regarding us by a short seller may bring about a temporary, or possibly long term, decline in the market price of our common stock. No assurances can be made that we will not become a target of such commentary and declines in the market price of our common stock will not occur in the future, in connection with such commentary by short sellers or otherwise.

In connection with the audits of our consolidated financial statements as of and for the years ended December 31, 2021 and 2022, we identified certain material weaknesses in our internal control over financial reporting. If we fail to develop and maintain an effective system of internal control over financial reporting, we may be unable to accurately report our financial results or prevent fraud.

The SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring every public company to include a management report on such company’s internal controls over financial reporting, which contains management’s assessment of the effectiveness of internal controls over financial reporting.

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

In connection with the auditing of our consolidated financial statements as of and for the years ended December 31, 2021 and 2022, we identified the following material weaknesses in our internal control over financial reporting:

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

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the market price of our common stock and could materially impair our ability to raise capital through equity offerings in the future. Shares held by our existing shareholders may be sold in the public market in the future subject to the restrictions in Rule 144 and Rule 701 under the Securities Act. We cannot predict what effect, if any, market sales of securities held by our significant shareholders or any other shareholder or the availability of these securities for future sale will have on the market price of our common stock.

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

We own approximately nine separate buildings covering a total area of approximately 735,745 square feet at No.29, Third Main Avenue, Shigao Town, Renshou County, Meishan City, Sichuan, China (previously known as 22 Xingan Ave., Section 2, Shigao Town, Sichuan, China) (“Property”) where we maintain our executive offices, research and development facilities, factories and other facilities. We leased back the Property for our business operation. See “ITEM 1 Business - Recent Developments” for recent changes to the Property.

We have completed approximately 80% of the construction work on our new high-standard production facility in Chengdu, for which we expect to complete the construction work before October 31, 2023. We believe that our new high-standard production facility will be sufficient for our current business.

ITEM 3.	Legal Proceedings

We know of no material, active, pending or threatened proceeding against us or our subsidiaries, nor are we, or any subsidiary, involved as a plaintiff or defendant in any material proceeding or pending litigation.

From time to time, the Company and its affiliates are parties to various legal actions arising in the ordinary course of business. As of the date of this Annual Report, all actions have been settled and Sichuan Wetouch, Hong Kong Wetouch and Mr. Guangde Cai were unconditionally and fully discharged and released therefrom. See Note 13 to the Financial Statements in Item 8. Accordingly, there are no pending material legal proceedings against the Company or Mr. Cai.

ITEM 4.	Mine and Safety Disclosure

Not applicable.

Part II

ITEM 5.	Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently traded on the OTCQB Marketplace operated by the OTC Markets Group, Inc. (the “OTCQB”) under the symbol “WETH.”

Holders of Record

On April 14, 2023, the closing price per share of our common stock was $0.235 as reported on OTCQB Marketplace. We had approximately 417 stockholders of record as of April 14, 2023. On April 14, 2023 there were 193,604,965 shares of our common stock issued and outstanding.

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

Through our wholly-owned subsidiaries, BVI Wetouch, HK Wetouch, Sichuan Vtouch and Sichuan Wetouch, we are engaged in the research, development, manufacturing, sales and servicing of medium to large sized projected capacitive touchscreens, which constitutes our source of revenues. We are specialized in large-format touchscreens, which are developed and designed for a wide variety of markets and used in by the financial terminals, automotive, POS, gaming, lottery, medical, HMI, and other specialized industries. Our product portfolio comprises medium to large sized projected capacitive touchscreens ranging from 7.0 inch to 42 inch screens. In terms of the structures of touch panels, we offer (i) Glass-Glass (“GG”), primarily used in GPS/car entertainment panels in mid-size and luxury cars, industrial HMI, financial and banking terminals, POS and lottery machines; (ii) Glass-Film-Film (“GFF”), mostly used in high-end GPS and entertainment panels, industrial HMI, financial and banking terminals, lottery and gaming industry; (iii) Plastic-Glass (“PG”), typically adopted by touchscreens in GPS/entertainment panels motor vehicle GPS, smart home, robots and charging stations; and (iv) Glass-Film (“GF”), mostly used in industrial HMI. The following discussion and analysis pertain financial condition and results of operations of our subsidiaries Hong Kong Wetouch, Sichuan Wetouch and Sichuan Vtouch for the years ended December 30, 2022 and 2021, respectively.

Effects of COVID-19

The COVID-19 pandemic and resulting global disruptions have affected our businesses, as well as those of our customers and suppliers significantly. The spread of COVID-19 has caused significant disruption to society as a whole, including the workplace. The resulting impact on the global supply chain has disrupted most aspects of national and international commerce, with government-mandated social distancing measures imposing stay-at-home and work-from-home orders in almost every country. The effects of social distancing have shut down significant parts of the local, regional, national, and international economies, for limited or extended periods of time, with the exception of government designated essential services.

Commencing in the spring of 2021, China began to experience an increase of COVID-19 cases, and to some extent, local and national governments began to take more restrictive measures to stem the spread of the virus, particularly from October to December 2021. The Company has several shutdowns during the year ended December 31, 2022.

To serve our customers while also providing for the safety of our employees and service providers, we have modified numerous aspects of our logistics, transportation, supply chain, purchasing, and after-sale processes. The Company has taken proactive measures to promote products to new customers and entering more regions during the year ended December 31, 2022. The extent of the impact of COVID-19 on the Company’s results of operations and financial condition will depend on the virus’ future developments, including the duration and spread of the outbreak and the impact on the Company’s customers, which are still uncertain and cannot be reasonably estimated at this point of time.

Results of Operations

Highlights for the year ended December 31, 2022 include:

● Revenues were $37.9 million, a decrease of 7.1% from $40.8 million for the year ended December 31, 2021

● Gross profit was $14.0 million, an decrease of 23.9% from $18.4 million for the year ended December 31, 2021

● Gross profit margin was 37.0%, as compared to 45.3% for the year ended December 31, 2021

● Net income was $8.7 million, a decrease of 50.0% from $17.4 million for the year ended December 31, 2021

● Total volume shipped was 1,916,976 units, a decrease of 0.3% from 1,922,353 units for the year ended December 31, 2021

The following table sets forth, for the periods indicated, statements of income data:

(in US Dollar millions, except percentage)	For the Years Ended December 31,		Change
	2022	2021	%
Revenues	$37.9	$40.8	(7.1)%
Cost of revenues	(23.9)	(22.4)	6.7%
Gross profit	14.0	18.4	(23.9)%
Total operating expenses	(2.6)	(5.8)	(55.2)%
Operating income	11.4	12.6	(9.5)%
Gain on asset disposal	0.0	7.6	0.0%
Loss on conversion of notes payable	(0.1)	-	N/A
Gain (loss) on changes of fair values of Common Stock Purchase Warrant	0.9	0.8	12.5%
Income before income taxes	12.1	21.8	(44.5)%
Income tax benefit (expense)	(3.4)	(4.4)	(22.7)%
Net income	$8.7	$17.4	(50.0)%

For the Years Ended December 31, 2022 and 2021

Revenues

Revenues were $37.9 million in the year ended December 31, 2022, a decrease of $2.9 million, or 7.1%, compared with $40.8 million in the same period of last year. This was mainly due to the decrease of 0.3% in sales volume, and a decrease of 2.7% in the average selling price of our products in RMB, and 4.4% negative impact from exchange rate due to depreciation of RMB against US dollars, as compared with those of the same period of last year.

	For the Years Ended December 31,
	2022		2021		Change	Change
	Amount	%	Amount	%	Amount	%
	(in US Dollar except percentage)
Revenue from sales to customers in PRC	$26,440,376	69.7%	$27,213,684	66.7%	$(773,307)	(2.8)%
Revenue from sales to customers overseas	11,482,736	30.3%	13,571,790	33.3%	(2,089,054)	(15.4)%
Total Revenues	$37,923,112	100%	$40,785,474	100%	$(2,862,361)	(7.1)%

	For the Years Ended December 31,
	2022		2021		Change	Change
	Unit	%	Unit	%	Unit	%
	(in UNIT, except percentage)
Units sold to customers in PRC	1,295,097	67.6%	1,244,438	64.7%	50,659	4.1%
Units sold to customers overseas	621,879	32.4%	677,915	35.3%	(56,036)	(8.3)%
Total Units Sold	1,916,976	100%	1,922,353	100%	(5,377)	(0.3)%

(i) Domestic market

For the year ended December 31, 2022, revenue from domestic market decreased by $0.8 million or 2.8%, as a combined result of (i) a decrease of 2.6% in the average selling price of our products in RMB, and (ii) 4.4% negative impact from exchange rate due to depreciation of RMB against US dollars, and offset by (iii) an increase of 4.1% in sales volume, as compared with those of last year.

As for the RMB selling price, the decrease of 2.6% was mainly due to the marketing initiatives to enhance sales of new models of higher-end products such as touch screens used in POS touchscreens, medical touchscreens and gaming touchscreens in marketing regions such as East China during the year ended December 31, 2022.

The weakening in macroeconomic conditions since the outbreak of COVID-19 pandemic continued to exacerbate the touch screen business environment. Since April 2022, the Chinese government has imposed strict zero tolerance virus policies and the Company’s business has been negatively impacted and has continued to generate lower revenues during the year ended December 31, 2022. Although the Company has taken proactive efforts to market new models such as POS touchscreens and obtain new customers and penetrate into new regions with a sales increase of 0.8% in Eastern China, the Company had hard suffering of a decrease of 1.6% in Southwest China, and of 0.5% in Southern China due to the government lockdown in this region during the year ended December 31, 2022.

(ii) Overseas market

For the year ended December 31, 2022, revenue from overseas market was $11.5 million as compared to and $13.6 million of the same period of 2021, a decrease of $2.1 million or 15.4%, mainly due to a decrease of 8.3% in sales volume primarily due to 1) the slack overseas orders; 2) negative effects of COVID 19 impact, such as more strict customs inspection in China leading to delayed product shipment during the second half of 2022, and a decrease of 7.8% in average selling price of our products due to the decreased higher pricing medical touchscreens during the year ended December 31, 2022, compared with those of the same period of last year.

The following table summarizes the breakdown of revenues by categories in US dollars:

	Revenues For the Years Ended December 31,
	2022		2021		Change
	Amount	%	Amount	%	Amount	%
	(in US Dollars, except percentage)
Product categories by end applications
Automotive Touchscreens	$9,293,357	24.5%	$11,597,467	28.4%	$(2,304,110)	(19.9)%
Industrial Control Computer Touchscreens	7,991,356	21.1%	7,988,346	19.6%	3,010	0.0%
POS Touchscreens	6,556,348	17.3%	6,291,534	15.4%	264,814	4.2%
Gaming Touchscreens	5,199,118	13.7%	5,831,529	14.3%	(632,411)	(10.8)%

Medical Touchscreens	5,050,067	13.3%	5,205,304	12.8%	(155,237)	(3.0)%
Multi-Functional Printer Touchscreens	3,822,054	10.1%	3,748,868	9.2%	73,186	2.0%
Others*	10,812	0.0%	122,426	0.3%	(111,614)	(19.9)%
Total Revenues	$37,923,112	100.0%	$40,785,474	100.0%	$(2,862,362)	(7.1)%

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

Gross Profit and Gross Profit Margin

	Years Ended December 31,		Change
(in millions, except percentage)	2022	2021	Amount	%
Gross Profit	$14.0	$18.4	$(4.4)	(23.9)%
Gross Profit Margin	37.0%	45.3%		(8.3)%

Gross profit was $14.0 million during the year ended December 31, 2022, as compared to $18.4 million in the same period of 2021, representing a decrease of $4.4 million, or 23.9%. Our gross margin was 37.0% during the year ended December 31, 2022, as compared to 45.3% for the year ended December 2021, primarily due to the decrease of sales by 7.1%, and the increase of 13.2% in cost of materials such as the chip cost, partially offset by the decrease of labor cost by 2.2%, depreciation and other overhead cost such as rent and electricity by 9.0% due to the reduced production volume for the year ended December 31, 2022.

Selling Expenses

	Years Ended December 31,		Change
(in millions, except percentage)	2022	2021	Amount	%
Selling Expenses	$1.3	$0.6	$0.7	116.7%
as a percentage of revenues	3.5%	1.5%		2.0%

Selling expenses were $1.3 million during the year ended December 31, 2022, as compared to $0.6 million for the year ended December 31, 2021, primarily due to the increase of marketing expenses of $0.7 million as the Company took promotional efforts to market new models such as POS touchscreens and obtain new customers and penetrate into new regions in order to reduce the negative impact of COVID 19.

General and Administrative Expenses

	Years Ended December 31,		Change
(in millions, except percentage)	2022	2021	Amount	%
General and Administrative Expenses	$1.3	$1.9	$(0.6)	(31.6)%
as a percentage of revenues	3.4%	4.7%		(1.3)%

General and administrative (G&A) expenses was $1.3 million for the year ended December 31, 2022, as compared to $1.9 million for the year ended December 31, 2022, representing a decrease of 31.6%, or $0.6 million. The decrease was primarily due to i) $0.4 million loss of VAT input credits due to Sichuan Wetouch ceasing operation and relocation to comply with local PRC government guidelines on local environmental issues and the national overall plan, ii) $0.1 million accelerated amortization expense due to Sichuan Wetouch ceasing operation and relocation to comply with local PRC government guidelines on local environmental issues and the national overall plan during the year ended December 31, 2021 (See Note 5), iii) the decrease of $0.4 million miscellaneous fees, and partially offset by iv) an increase of $0.3 million professional fees during the year ended December 31, 2022.

Research and Development Expenses

	Years Ended December 31,		Change
(in US dollars, except percentage)	2022	2021	Amount	%
Research and Development Expenses	$85,251	$89,477	$(4,226)	(4.7)%
as a percentage of revenues	0.0%	0.0%		0.0%

Research and development (R&D) expenses were $85,251 in the year ended December 31, 2022 compared to $89,477 in the same period in 2021, representing a decrease of $4,226, or 0.0, mainly due to the decrease of salary and welfare expenses of R&D personnel.

Share-based Compensation

	Years Ended December 31,		Change
(in millions, except percentage)	2022	2021	Amount	%
Share-based compensation	$0.0	$3.1	$(3.1)	(0.0)%
as a percentage of revenues	0.0%	7.6%		(7.6)%

Share-based compensation were nil and $3.1 million for the years ended December 31, 2022 and 2021, respectively.

On January 1, 2021, the Board of Directors of the Company authorized the issuance of an aggregate of 310,830 shares and 631,080 warrants to a consultant for advisory services that had been rendered. The Company recognized relevant share-based compensation expense of $1,041,281 for the vested shares and $2,107,825 for the warrants during the year ended December 31, 2021.

Operating Income

Total operating income was $11.4 million for the year ended December 31, 2022 compared to $12.6 million for the year ended December 31, 2021, representing a decrease of $1.2 million or 9.5% due to lower gross profit and higher selling expenses, partially offset by the lower G&A expenses and share-based compensation expenses.

Gain on Asset Disposal

	Years Ended December 31,		Change
(in millions, except percentage)	2022	2021	Amount	%
Gain on asset disposal	$0.0	$7.6	$(7.6)	(0.0)%
as a percentage of revenues	0.0%	20.5%		(20.5)%

Gain on asset disposal was nil for the year ended December 31, 2022 compared to $7.6 million for the year ended December 31, 2021. Pursuant to local PRC government guidelines on local environmental issues and the national overall plan, Sichuan Wetouch was under the government directed relocation order to relocate no later than December 31, 2021 and received compensation accordingly. On March 18, 2021, pursuant to the agreement with the local government and an appraisal report issued by a mutual agreed appraiser, Sichuan Wetouch received a compensation of RMB115.2 million ($17.9 million) (“Compensation Funds”) for the withdrawal of the right to use of state-owned land and the demolition of all buildings, facilities, equipment and all other appurtenances on the land. During the year ended December 31, 2021, the Company recorded a gain of $7,625,279 for the asset disposal.

Loss on conversion of notes payable

	Years Ended December 31,		Change
(in millions, except percentage)	2022	2021	Amount	%
Loss on conversion of notes payable	$0.1	$0.0	$0.1	N/A
as a percentage of revenues	0.3%	0.0%		0.3%

Loss on conversion of notes payable were $0.1 million for the year ended December 31, 2022, as lenders of convertible promissory note payable converted certain principal, accrued and unpaid interest and default charges totaling $1,038,426 into 1,384,564 shares of common stock of the Company, including two notes fully converted. As a result, the Company recorded a loss on the conversion of notes payable of $0.1 million accordingly (see Note (9 (a)).

Gain on changes in fair value of Common Stock Purchase Warrants

	Years Ended December 31,		Change
(in millions, except percentage)	2022	2021	Amount	%
Gain on changes in fair value of Common Stock Purchase Warrants	$0.9	$0.8	$0.1	12.5%
as a percentage of revenues	2.4%	2.0%		0.4%

Gain on changes in fair value of common stock purchase warrants was $0.9 million and $0.8 million for the years ended December 31, 2022 and 2021, respectively (See Note 9 (b)).

Income Taxes

	Years Ended December 31,		Change
(in millions, except percentage)	2022	2021	Amount	%
Income before Income Taxes	$12.1	$21.8	$(9.7)	(44.5)%
Income Tax Benefit (Expense)	(3.4)	(4.4)	1.0	(22.7)%
Effective income tax rate	27.7%	20.2%		(7.5)%

The effective income tax rates for the years ended December 31, 2022 and 2021 were 27.1% and 20.2%, respectively. The effective income tax rate increased during the year ended December 31, 2022 primarily due to Sichuan Wetouch’s preferential income tax rate for the same period of 2021.

Our PRC subsidiaries had $51.2 million of cash and cash equivalents at December 31, 2022, which are planned to be indefinitely reinvested in PRC. The distributions from our PRC subsidiary are subject to the U.S. federal income tax at 21%, less any applicable foreign tax credits. Due to our policy of indefinitely reinvesting our earnings in our PRC business, we have not provided for deferred income tax liabilities related to PRC withholding income tax on undistributed earnings of our PRC subsidiaries.

Net Income

As a result of the above factors, we had a net income of $8.7 million the year ended December 31, 2022 compared to net income of $17.4 million for the year ended December 31, 2021.

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

As of December 31, 2022, we had current assets of $62.2 million, consisting of $51.3 million in cash, $9.1 million in accounts receivable, $0.4 million in inventories, and $1.5 million in prepaid expenses other current assets. Our current liabilities as of December 31, 2022, were $4.0 million, which is comprised of $1.4 million in accounts payable, $0.9 million in accrued expenses and other current liabilities, $0.4 million loan from a third party, and $1.3 million convertible promissory notes payable.

The following table sets forth a summary of our cash flows for the periods indicated.

	Years Ended December 31,
(in US Dollar millions)	2022	2021
Net cash provided by operating activities	$8.6	$14.0
Net cash provided by investing activities	-	6.2
Net cash provided by (used) in financing activities	(0.7)	1.9
Effect of foreign currency exchange rate changes on cash and cash equivalents	(2.8)	0.1
Net increase (decrease) in cash and cash equivalents	5.1	22.2
Cash and cash equivalents at the beginning of period	46.2	24.0
Cash and cash equivalents at the end of period	$51.3	$46.2

Operating Activities

Net cash provided by operating activities was $8.6 million for the year ended December 31, 2022, as compared to $14.0 million provided by operating activities for for the year ended December 31, 2021, primarily due to (i) the decrease of $8.7 million net income for the year ended December 31, 2022 as compared to the same period of 2021, (ii) the decrease of $3.1 million of share-based compensation during the year ended December 31, 2022 , (iii) ) the increase of $6.5 million account receivable due to slower collection from the impact of the COVID-19 pandemic and Sichuan Wetouch settling customer receivables during the year ended December 31, 2021; partially offset by (iv) the increase of $0.8 million of account payable due to the longer payment period (v) $7.6 million gain on asset disposal for the year ended December 31, 2021, (vi) the decrease of $3.1 million prepaid expenses including amortization of $1.0 million prepaid marketing expenses during the year ended December 31, 2022; (vii) 0.5 million of deferred income due to Sichuan Wetouch write-off government grant in the operating ceasing process for the year ended December 31, 2021.

Investing Activities

There was nil investing activities for the year ended December 31, 2022.

There were $17.8 million in proceeds from asset disposal for Sichuan Wetouch, and $0.2 million in purchase of property, plant and equipment for year ended December 31, 2021. See Note 5 in the interim financial information.

Financing Activities

Net cash used in the financing activities was $0.7 million for the year ended December 31, 2022, including $1.4 million of repayment of convertible promissory note payable (see Note 9 (a)), partially offset by 0.4 million loan from a third party.

Net cash provided by the financing activities was $1.8 million for the year ended December 31, 2021 as a result of proceeds of $2.0 million from issuance of seven convertible promissory notes, partially offset by the payment of issue cost of $0.2 million related to notes financing (see Note 11).

As of December 31, 2022, our cash and cash equivalents were $51.3 million, as compared to $46.2 million at December 31, 2021.

Days Sales Outstanding (“DSO”) has decreased at 81 days for the year ended December 31, 2022 compared to 88 days for the year ended December 31, 2021.

The following table provides an analysis of the aging of accounts receivable as of December 31, 2022 and December 31, 2021:

	December 31, 2022	December 31 2021
-Current	$1,252,152	$1,403,187
-1-3 months past due	4,998,596	2,827,048
-4-6 months past due	2,806,973	3,742,732
7-12 months past due	20	18,070
-greater than 1 year past due	-	-
Total accounts receivable	$9,057,741	$7,991,037

The majority of the Company’s revenues and expenses were denominated primarily in Renminbi (“RMB”), the currency of the People’s Republic of China. There is no assurance that exchange rates between the RMB and the U.S. Dollar will remain stable. Inflation has not had a material impact on the Company’s business.

Our industry typical payment term is 180 days. Accounts receivables are written off against the allowances only after exhaustive collection efforts.

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

As of December 31, 2022, the Company had several legal claims or litigations. As of the date of this Annual Report, all actions have been settled and Sichuan Wetouch, Hong Kong Wetouch and Mr. Guangde Cai were unconditionally and fully discharged and released therefrom. For a discussion of the Company’s legal proceedings, see Note 13 to the Financial Statements in Item 8.

Capital expenditure commitment

On December 20, 2021, the Company entered into a contract with Shenzhen Municipal Haoyutuo Decoration & Cleaning Engineering Company Limited to purchase a facility decoration contract of RMB20.0 million (equivalent to US$3.1 million). As of December 31, 2022, the Company has prepaid RMB15.0 million (equivalent to US$2.2 million) and recorded as construction in progress (see Note 5) and had a remaining balance of RMB5.0 million (equivalent to US$0.7 million) to be paid by the end of 2023.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as of December 31, 2022.

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

Contract Assets and Liabilities

Payment terms are established on the Company’s pre-established credit requirements based upon an evaluation of customers’ credit quality. Contract assets are recognized for in related accounts receivable. Contract liabilities are recognized for contracts where payment has been received in advance of delivery. The contract liability balance can vary significantly depending on the timing when an order is placed and when shipment or delivery occurs. As of December 31, 2022 and 2021, other than accounts receivable and advances from customers, the Company had no other material contract assets, contract liabilities or deferred contract costs recorded on its consolidated balance sheet. Costs of fulfilling customers’ purchase orders, such as shipping, handling and delivery, which occur prior to the transfer of control, are recognized in selling, general and administrative expense when incurred.

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

Disaggregation of Revenues

The Company disaggregates its revenue from contracts by geography, as the Company believes it best depicts how the nature, amount, timing and uncertainty of the revenue and cash flows are affected by economic factors. The Company’s disaggregation of revenues for the years ended December 31, 2022 and 2021 are disclosed in Note 14 to the financial statements.

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

Inventories

Inventory consists of raw materials, work-in-process and finished goods and is stated at the lower of cost or net realizable value. Cost is determined using a weighted average. For work-in-process and manufactured inventories, cost consists of raw materials, direct labor and an allocated portion of the Company’s production overhead. The Company writes down excess and obsolete inventory to its estimated net realizable value based upon assumptions about future demand and market conditions. For finished goods and work-in-process, if the estimated net realizable value for an inventory item, which is the estimated selling price in the ordinary course of business, less reasonably predicable costs to completion and disposal, is lower than its cost, the specific inventory item is written down to its estimated net realizable value. Net realizable value for raw materials is based on replacement cost. Provisions for inventory write-downs are included in the cost of revenues in the consolidated statements of operations. Inventories are carried at this lower cost basis until sold or scrapped. $74,100 and nil inventory write-off was recorded for the years ended December 31, 2022 and 2021, respectively.

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

The Company used a black-scholes-pricing model to estimate the fair values of common stock purchase warrants at the balance sheet dates. As of December 31, 2022 and 2021, the Company recorded $256,957 and $1,128,635 common stock purchase warrants liability, respectively, and $871,677 and $759,471 gain on change of fair value of common stock purchase liability warrants for the year ended December 31, 2022 and 2021, respectively.

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

An uncertain tax position is recognized only if it is “more likely than not” that the tax position would be sustained in a tax examination. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. No significant penalties or interest relating to income taxes have been incurred during the years ended December 31, 2022 and 2021. The Company does not believe there was any uncertain tax provision at December 31, 2022 and 2021.

The Company’s operating subsidiaries in China are subject to the income tax laws of the PRC. No significant income was generated outside the PRC for the fiscal years ended December 31, 2022 and 2021. As of December 31, 2022, all of the Company’s tax returns of its PRC Subsidiaries remain open for statutory examination by PRC tax authorities.

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

In October 2021, the FASB issued ASU No. 2021-08, which will require companies to apply the definition of a performance obligation under ASC Topic 606 to recognize and measure contract assets and contract liabilities (i.e., deferred revenue) relating to contracts with customers that are acquired in a business combination. Under current U.S. GAAP, an acquirer generally recognizes assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers, at fair value on the acquisition date. ASU No. 2021-08 will result in the acquirer recording acquired contract assets and liabilities on the same basis that would have been recorded by the acquiree before the acquisition under ASC Topic 606. ASU No. 2021-08 is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its financial statements and the effects will be based upon the contract assets and liabilities acquired in the future.

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

The RMB was relatively stable against the U.S. dollar at approximately 8.28 RMB to the US$1.00 until July 21, 2005 when the Chinese currency regime was altered resulting in a 2.1% revaluation versus the U.S. dollar. From July 21, 2005 to September 30, 2010, the RMB exchange rate was no longer linked to the U.S. dollar but rather to a basket of currencies with a 0.3% margin of fluctuation resulting in further appreciation of the RMB against the U.S. dollar. Since September 30, 2009, the exchange rate had remained stable at 6.8307 RMB to 1.00 U.S. dollar until September 30, 2010 when the People’s Bank of China allowed a further appreciation of the RMB by 0.43% to 6.798 RMB to 1.00 U.S. dollar. The People’s Bank of China allowed the RMB and U.S. dollar exchange rate to fluctuate within 1% on April 16, 2012 and 2% on March 17, 2014, respectively. On December 31, 2022, the RMB traded at 6.8972 RMB to 1.00 U.S. dollar.

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

Inflation

To date, inflation in China has not materially affected our results of operations. According to the National Bureau of Statistics of China, the year-over-year percent changes in the consumer price index for December 2022 and 2021 were increases of 2.0%, and 0.9%, respectively. Although we have not been materially affected by inflation in the past, we may be affected if China experiences higher rates of inflation in the future.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of December 31, 2022, pursuant to Exchange Act Rule 13a-15(b). We concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Material Weaknesses in Internal Control over Financial Reporting

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2022 was not effective.

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

Name	Age	Position(s) Held
Fei Bai	47	Chairman, Director
Zongyi Lian	58	President and Chief Executive Officer
Yuhua Huang	48	Chief Financial Officer
Jiaying Cai	27	Secretary, Director
Jin Chen	57	Director
Xiaojin Tang	48	Director
Congjin Wang	31	Director

Fei Bai - Chairman and Director

Mr. Bai has been our Company’s Chairman and Director since August 31, 2022. Mr Bai has served as the general manager of the Nanjing Branch of Shenzhen Jushenghua Co. Ltd. since July 2019, and is mainly responsible for private fundraising and sales funding of trust products. Mr. Bai served as general manager of the business division of Heyi Asset from September 2015 to June 2019. Mr. Bai received his bachelor’s degree in law from Nanjing Normal University in June 2006 and holds a securities/fund qualification issued by the Securities Association of China since August 2015.

Zongyi Lian - Chief Executive Officer and President

Mr. Lian was appointed Chief Executive Officer and President on October 12, 2020. He has served as Chief Executive Officer of Sichuan Wetouch since November 21, 2017. In 2006, he co-founded Chongqing Damai Touchscreen Computer Co., Ltd (“Damai”) (later renamed Chengdu Wetouch Technology Co., Ltd) and served as Vice Technique General Manager. In 2011, he co-founded Sichuan Wetouch and served as Vice Technique General Manager. Mr. Lian holds a Master’s degree in Automatic Control from National Chiao Tung University.

Yuhua Huang - Chief Financial Officer

Mr. Huang was appointed our Chief Financial Officer on October 12, 2020. He concurrently serves as Chief Financial Officer of Sichuan Wetouch, a position he has held since March 2018. From 2010 to 2013, he worked as an accountant at Liugong Group and, from 2014 to 2017, he served as Financial Manager at Shanghai Oriental Pearl Group Co., Ltd. Mr. Huang holds a Bachelor’s degree in accounting from Sichuan Institute of Industrial Technology. He was qualified as a CPA in China in 2004 and as an auditor in 2014, respectively. The Board believes Mr. Huang’s extensive knowledge and background in the financial field will make him a valuable addition to the Board.

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

Xiaojin Tang - Director

Mr. Tang was elected to our Company’s Board of Directors, effective August 31, 2022. He has served as an attorney at Gaopeng & Partners since 2019. From April 2017 to December 2017, he served as the deputy director of Nanjing Immigration Inspection. Mr. Tang received his bachelor’s degree in corporate law from Hohai University. He received his master’s degree in sociology from Jiangsu Provincial Party School. The Board believes Mr. Tang’s extensive knowledge and background in the legal field will make him a valuable addition to the Board.

Congjin Wang - Director

Mr. Wang was elected to our Company’s Board of Directors, effective February 17, 2023. Mr. Wang has served as an attorney at Gaopeng (Nanjing) Law Firm since June 2022. From June 2021 through May 2022, Mr. Wang worked for Guohao Law Firm. He worked at Beijing Gaopeng (Nanjing) Law Firm from December 2014 through May 2021. He is currently a member of Nanjing Securities and Futures Fund Professional Committee, a public interest lawyer of China Securities Small and Medium Investors Service Center, a member of Jiangsu foreign lawyers Talent Pool, and a member of the Nanjing Foreign Lawyers Talent Pool. Mr. Wang received a bachelor’s degree from Anqing Normal University in July 2014, and he is currently studying at University of Chinese Academy of Social Sciences for his master’s degree. The Board believes Mr. Wang’s extensive knowledge and background in the legal field will make him a valuable addition to the Board.

Family Relationships

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

Audit Committee. Our audit committee consists of Jing Chen, Xiaojin Tang and Congjin Wang. Ms. Chen is the chairperson of the audit committee. We have determined that Ms. Chen, Mr. Tang and Mr. Wang each satisfy the “independence” requirements of Nasdaq Listing Rule 5605(a)(2) and meets the independence standards under Rule 10A-3 under the Exchange Act. We have determined that Ms. Chen qualifies as an “audit committee financial expert.” The audit committee oversees our accounting and financial reporting processes and the audits of the financial statements of our company. The audit committee is responsible for, among other things: (a) representing and assisting the Board in its oversight responsibilities regarding the Company’s accounting and financial reporting processes, the audits of the Company’s financial statements, including the integrity of the financial statements, and the independent auditors’ qualifications and independence; (b) overseeing the preparation of the report required by SEC rules for inclusion in the Company’s annual proxy statement; (c) retaining and terminating the Company’s independent auditors; (d) approving in advance all audit and permissible non-audit services to be performed by the independent auditors; and (e) approving related person transactions.

Compensation Committee. Our compensation committee consists of Jing Chen, Xiaojin Tang and Congjin Wang. Mr. Tang is the chairperson of our compensation committee. We have determined that Ms. Chen, Mr. Tang and Mr. Wang each are “independent,” as such term is defined for directors and compensation committee members in the listing standards of the NASDAQ Stock Market LLC. Additionally, each qualify as “non-employee directors” for purposes of Rule 16b-3 under the Securities Exchange Act of 1934 and as “outside directors” for purposes of Section 162(m) of the Internal Revenue Code. The Committee has been established to: (a) assist the Board in seeing that a proper system of long-term and short-term compensation is in place to provide performance oriented incentives to attract and retain management, and that compensation plans are appropriate and competitive and properly reflect the objectives and performance of management and the Company; (b) assist the Board in discharging its responsibilities relating to compensation of the Company’s executive officers; (c) evaluate the Company’s Chief Executive Officer and set his or her remuneration package; and (d) make recommendations to the Board with respect to incentive compensation plans and equity-based plans.

Nominating and Corporate Governance Committee. Our nominating and corporate governance committee consists of Jing Chen, Xiaojin Tang and Congjin Wang. Mr. Wang is the chairperson of our nominating and corporate governance committee. We have determined that each of Ms. Chen, Mr. Tang and Mr. Wang qualify as “independent” as that term is defined by Nasdaq Listing Rule 5605(a)(2). The Committee is responsible for: (a) assisting the Board in determining the desired experience, mix of skills and other qualities to provide for appropriate Board composition, taking into account the current Board members and the specific needs of the Company and the Board; (b) identifying qualified individuals meeting those criteria to serve on the Board; (c) proposing to the Board the Company’s slate of director nominees for election by the shareholders at the Annual Meeting of Shareholders and nominees to fill vacancies and newly created directorships; (d) reviewing candidates recommended by shareholders for election to the Board and shareholder proposals submitted for inclusion in the Company’s proxy materials; (e) advising the Board regarding the size and composition of the Board and its committees; (f) proposing to the Board directors to serve as chairpersons and members on committees of the Board; (g) coordinating matters among committees of the Board; (h) proposing to the Board the slate of corporate officers of the Company and reviewing the succession plans for the executive officers; (i) recommending to the Board and monitoring matters with respect to governance of the Company; and (j) overseeing the Company’s compliance program.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% percent of our equity securities (“Reporting Persons”) to file reports of ownership and changes in ownership with the SEC. Based solely on our review of copies of such reports and representations from the Reporting Persons, we believe that during the fiscal year ended December 31, 2022, the Reporting Persons timely filed all such reports, except that Fei Bai, Xiaojin Tang, and Congjin Wang, directors of the Company, failed to timely file Forms 3 as newly appointed directors of the Company. No securities of the Company are beneficially owned by Mr. Bai, Mr. Tang, or Mr. Wang.

ITEM 11.	Executive Compensation

The following table sets forth total compensation paid to our named executive officers for the years ended December 31, 2022 and 2021.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	All other compensation ($)	Total ($)

Zongyi Lian, President, Chief Executive Officer	2022	$40,960				$15,932	56,892
	2021	$40,960	—	—	—	$15,932	$56,892

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

Outstanding Equity Awards at Fiscal Year-End

There are no current outstanding equity awards to our executive officers as of December 31, 2022.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

Director Compensation

The table below shows the compensation paid to our non-employee directors during 2022 and 2021.

Name	Year	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All other Compensation	Total

Fei Bai	2022	0	—	—	—	—	—	0
	2021	—	—	—	—	—	—	—

Xiaojin Tang	2022	0	—	—	—	—	—	0
	2021	—	—	—	—	—	—	—

Guangde Cai	2022	0	—	—	—	—	—	0
	2021	0	—	—	—	—	—	0

Jiaying Cai	2022	0	—	—	—	—	—	0
	2021	0	—	—	—	—	—	0

Jin Chen	2022	0	—	—	—	—	—	0
	2021	0	—	—	—	—	—	0

Jeffrey Kone	2022	0	—	—	—	—	—	0
	2021	0	—	—	—	—	—	0

Ms. Jiaying Cai became a director of the Company on June 18, 2020 and Mr. Guangde Cai became a director of the Company on October 12, 2020. Mr. Guangde Cai resigned as a director on August 31, 2022 and Mr. Jeffrey Kone resigned as a director on February 16, 2023. Mr. Xiaojin Tang became a director of the Company and Mr. Fei Bai became a director and chairman of the board of the directors of the Company on August 31, 2022.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists, as of April 14, 2023, the number of shares of common stock beneficially owned by (i) each person, entity or group (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each of our directors (iii) each of our Named Executive Officers and (iv) all executive officers and directors as a group.

The percentages below are calculated based on 193,604,965 shares of common stock issued and outstanding as of April 14, 2023.

	Shares Beneficially Owned Prior to the Offerings		Shares Beneficially Owned After the Offerings
Name of Beneficial Owner	Shares	Percentage	Shares	Percentage
Executive Officers and Directors:

Fei Bai	0	0%
Jiaying Cai	839,204	0.433%
Zongyi Lian	0	0%
Yuhua Huang	0	0%
Jing Chen	0	0%
Xiaojin Tang	0	0%
Congjin Wang	0	0%
All officers and directors as a group (7 persons)	839,204	0.433%

5% or Greater Holders:
N/A

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

Sales of Products to Related Parties

Meishan Wetouch Technology Co., Ltd (“Meishan Wetouch”)

Sichuan Wetouch sells capacitive touchscreens to Meishan Wetouch from time to time. For the years ended December 31, 2022 and 2021, sales from Sichuan Wetouch to Meishan Wetouch were approximately nil and $87,367, respectively. There are no written agreements between Sichuan Wetouch and Meishan Wetouch. Mr. Guangde Cai, former Chairman and director of the Company, owns 95% of Meishan Wetouch.

Chengdu Wetouch Technology Co., Ltd. (“Chengdu Wetouch”)

Sichuan Wetouch sells capacitive touchscreens to Chengdu Wetouch from time to time. For the years ended December 31, 2022 and 2021, sales from Sichuan Wetouch to Chengdu Wetouch were approximately nil and $10,483, respectively. There are no written agreements between Sichuan Wetouch and Chengdu Wetouch. Mr. Guangde Cai, former Chairman and director of the Company, owns 94% of Chengdu Wetouch.

Amounts due to Related Parties

For the years ended December 31, 2022 and 2021, the total amounts due to related parties were $1,665 and $34,669, respectively. These advances are non-interest bearing and due on demand, with the details provided below:

Mr. Guangde Cai

For the years ended December 31, 2022 and 2021, Sichuan Wetouch owed Mr. Guangde Cai nil and $32,867, respectively. These advances are non-interest bearing and due on demand.

Mr. Zongyi Lian

For the years ended December 31, 2022 and 2021, Sichuan Wetouch owed Mr. Zongyi Lian $1,665 and $1,802, respectively. These advances are non-interest bearing and due on demand.

Acquisition of HK Wetouch

HK Wetouch, an affiliate of Guangde Cai, our former chairman and director, was incorporated on December 3, 2020 under the laws of Hong Kong, which in turn owns all the outstanding shares of Sichuan Vtouch. Sichuan Vtouch was incorporated on December 30, 2020 in Chengdu, Sichuan, under the laws of PRC.

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

Audit Fees

For each fiscal year of 2022 and 2021, we incurred aggregate fees and expenses of $164,000 and $105,000, respectively, from B F Borgers CPA PC for works completed for our annual audits and quarterly reviews.

Audit-Related Expenses

Audit-related expenses for 2022 and 2021 were $0 and $0, respectively.

Tax Fees

We incurred aggregate fees and expenses of $0 and $0 for each fiscal year of 2022 and 2021, respectively.

All Other Fees

We incurred other fees of $0 and $0 for each fiscal year of 2022 and 2021.

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

Exhibit Number	Description of Document
3.1(1)	Amended and Restated Articles of Incorporation of the Company, dated September 30, 2020.

3.2(1)	Bylaws of the Company.

3.3(1)	Certificate of Incorporation of Wetouch Holding Group Limited, dated August 14, 2020.

3.4(1)	Memorandum of Association and Articles of Association of Wetouch Holding Group Limited, dated August 14, 2020.

3.5.1(1)	Certificate of Incorporation of Hong Kong Vtouch Electronics Technology Limited, dated May 5, 2016.

3.5.2(1)	Certificate of Change of Name of Hong Kong Wectouch Electronics Technology Limited, dated August 13, 2020.

3.5.3(1)	Certificate of Change of Name of Hong Kong Wetouch Electronics Technology Limited, dated September 8, 2020.

3.6.1(1)	Articles of Association of Hong Kong Vtouch Electronics Technology Limited, dated May 5, 2016.

3.6.2(1)	Amended Articles of Association of Hong Kong Wetouch Electronics Technology Limited.

3.7(1)	English Translation of Business License of Sichuan Wetouch Technology Co., Ltd, dated January 23, 2017.

3.8(1)	English Translation of Articles of Association of Sichuan Wetouch Technology Co., Ltd, dated July 19, 2016.

3.9(3)	English Translation of Business License of Sichuan Vtouch Technology Co., Ltd., dated December 30, 2020.

3.10(3)	English Translation of Articles of Association of Sichuan Vtouch Technology Co., Ltd, dated December 29, 2020.

3.11(3)	Certificate of Incorporation of Hong Kong Wetouch Holding Group Limited, dated December 3, 2020.

3.12(3)	Certificate of Change of Name of Hong Kong Wetouch Technology Limited, dated December 9, 2020.

3.13(3)	Articles of Association of Hong Kong Wetouch Holding Group Limited, dated December 3, 2020.

3.14(3)	Articles of Association of Hong Kong Wetouch Technology Limited, dated March 12, 2021.

4.1(3)	Specimen Common Stock Certificate.

4.2(3)	Description of Registrant’s Securities.

4.3(6)	Promissory Note dated October 27, 2021 issued by Wetouch Technology Inc. to Talos Victory Fund, LLC

4.4(6)	Common Stock Purchase Warrant dated October 27, 2021 issued by Wetouch Technology Inc.

4.5(7)	Promissory Note dated November 5, 2021 issued by Wetouch Technology Inc. to Mast Hill Fund, L.P.

4.6(7)	Common Stock Purchase Warrant dated November 5, 2021 issued by Wetouch Technology Inc.

4.7(8)	Promissory Note dated November 16, 2021 issued by Wetouch Technology Inc. to FirstFire Global Opportunities Fund, LLC.

4.8(8)	Common Stock Purchase Warrant dated November 16, 2021 issued by Wetouch Technology Inc.

4.9(8)	Promissory Note dated November 24, 2021 issued by Wetouch Technology Inc. to LGH Investments, LLC.

4.10(8)	Common Stock Purchase Warrant dated November 24, 2021 issued by Wetouch Technology Inc.

4.11(9)	Promissory Note dated November 29, 2021 issued by Wetouch Technology Inc. to Fourth Man, LLC.

4.12(9)	Common Stock Purchase Warrant dated November 29, 2021 issued by Wetouch Technology Inc.

4.13(9)	Promissory Note dated December 2, 2021 issued by Wetouch Technology Inc. to Jefferson Street Capital LLC.

4.14(9)	Common Stock Purchase Warrant dated December 2, 2021 issued by Wetouch Technology Inc.

4.15(9)	Promissory Note dated December 2, 2021 issued by Wetouch Technology Inc. to Blue Lake Partners, LLC.

4.16(9)	Common Stock Purchase Warrant dated December 2, 2021 issued by Wetouch Technology Inc.

4.17(10)	Amendment to Promissory Note dated April 27, 2022 issued by Wetouch Technology Inc. to Talos Victory Fund, LLC

10.1.1(1)	English Translation of Employment Agreement between Sichuan Wetouch Technology Co., Ltd and Zongyi Lian.

10.1.2(1)	English Translation of Confidentiality and Non-Competition Agreement between Sichuan Wetouch Technology Co., Ltd and Zongyi Lian.

10.2.1(1)	English Translation of Employment Agreement between Sichuan Wetouch Technology Co., Ltd and Yuhua Huang.

10.2.2(1)	English Translation of Confidentiality and Non-Competition Agreement between Sichuan Wetouch Technology Co., Ltd and Yuhua Huang.

10.3.1(1)	English Translation of Form of Sichuan Wetouch Technology Co., Ltd. Sales Framework Agreement.

10.4(1)	English Translation of Form of Sichuan Wetouch Technology Co., Ltd. Purchase Order with Suppliers.

10.5(2)	English Translation of Form of Loan Agreement between Sichuan Wetouch Technology Co., Ltd and Shareholder of Australia Vtouch Technology Co., Ltd.

10.6(2)	English Translation of Form of Supplemental Agreement to Loan Agreement between Sichuan Wetouch Technology Co., Ltd and Shareholder of Australia Vtouch Technology Co., Ltd.

10.7(2)	English Translation of Renewed Employment Agreement between Sichuan Wetouch Technology Co., Ltd and Zongyi Lian dated November 13, 2020.

10.8(2)	English Translation of Renewed Confidentiality and Non-Competition Agreement between Sichuan Wetouch Technology Co., Ltd and Zongyi Lian dated November 13, 2020.

10.9(2)	English Translation of Renewed Employment Agreement between Sichuan Wetouch Technology Co., Ltd and Yuhua Huang dated November 11, 2020.

10.10(2)	English Translation of Renewed Confidentiality and Non-Competition Agreement between Sichuan Wetouch Technology Co., Ltd and Yuhua Huang dated November 11, 2020.

10.11(2)	English Translation of Form of Sichuan Wetouch Technology Co., Ltd. Supplemental Agreement to Sales Framework Agreement.

10.12(4)	English Translation of Agreement of Compensation on Demolition between Sichuan Wetouch Technology Co., Ltd and Sichuan Renshou Shigao Tianfu Investment Co., Ltd dated March 16, 2021.

10.13(4)	English Translation of Leaseback Agreement between Sichuan Vtouch Technology Co., Ltd and Sichuan Renshou Shigao Tianfu Investment Co., Ltd dated March 16, 2021.

10.14(6)	Securities Purchase Agreement, dated as of October 27, 2021, between Wetouch Technology Inc. and Talos Victory Fund, LLC

10.15(6)	Registration Rights Agreement dated as of October 27, 2021, between Wetouch Technology Inc. and Talos Victory Fund, LLC

10.16(7)	Securities Purchase Agreement, dated as of November 5, 2021, between Wetouch Technology Inc. and Mast Hill Fund, L.P.

10.17(7)	Registration Rights Agreement dated as of November 5, 2021, between Wetouch Technology Inc. and Mast Hill Fund, L.P.

10.18(8)	Securities Purchase Agreement, dated as of November 16, 2021, between Wetouch Technology Inc. and FirstFire Global Opportunities Fund, LLC.

10.19(8)	Registration Rights Agreement dated as of November 16, 2021, between Wetouch Technology Inc. and FirstFire Global Opportunities Fund, LLC.

10.20(8)	Securities Purchase Agreement, dated as of November 24, 2021, between Wetouch Technology Inc. and LGH Investments, LLC.

10.21(8)	Registration Rights Agreement dated as of November 24, 2021, between Wetouch Technology Inc. and LGH Investments, LLC.

10.22(9)	Securities Purchase Agreement, dated as of November 29, 2021, between Wetouch Technology Inc. and Fourth Man, LLC.

10.23(9)	Registration Rights Agreement dated as of November 29, 2021, between Wetouch Technology Inc. and Fourth Man, LLC.

10.24(9)	Securities Purchase Agreement, dated as of December 2, 2021, between Wetouch Technology Inc. and Jefferson Street Capital LLC.

10.25(9)	Registration Rights Agreement dated as of December 2, 2021, between Wetouch Technology Inc. and Jefferson Street Capital LLC.

10.26(9)	Securities Purchase Agreement, dated as of December 2, 2021, between Wetouch Technology Inc. and Blue Lake Partners, LLC.

10.27(9)	Registration Rights Agreement dated as of December 2, 2021, between Wetouch Technology Inc. and Blue Lake Partners LLC.

10.28(11)	Securities Purchase Agreement, dated as of January 19, 2023, between Wetouch Technology Inc. and the buyers indicated herein

14.1(12)	Code of Ethics

21.1(5)	List of subsidiaries of the Company.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act. *

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Sarbanes-Oxley Act. *

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act*

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act*

101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*filed herewith

(1)	Incorporated by reference to the Company’s Registration Statement on Form 10 filed with the SEC on October 15, 2020.

(2)	Incorporated by reference to the Company’s Registration Statement on Form 10/A filed with the SEC on November 30, 2020.

(3)	Incorporated by reference to the Company’s Registration Statement on Form 10-K filed with the SEC on March 24, 2021.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2021.

(5)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on September 13, 2021.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 5, 2021.

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 15, 2021.

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2021.

(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2021.

(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 3, 2022.

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 25, 2023.

(12)	Incorporated by reference to the Company’s Current Report on Form 10-K filed with the SEC on April 15, 2022.

ITEM 16. FORM 10–K SUMMARY

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 17, 2023

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

/s/ Zongyi Lian	President	April 17, 2023
Zongyi Lian	Chief Executive Officer and Chairman\(Principal Executive Officer)

/s/ Yuhua Huang	Chief Financial Officer	April 17, 2023
Yuhua Huang	(Principal Financial and Accounting Officer)

/s/ Fei Bai	Chairman and Director	April 17, 2023
Fei Bai

/s/ Jiaying Cai	Director	April 17, 2023
Jiaying Cai

/s/ Jing Chen	Director	April 17, 2023
Jing Chen

/s/ Xiaojin Tang	Director	April 17, 2023
Xiaojin Tang

/s/ Congjin Wang	Director	April 17, 2023
Congjin Wang

WETOUCH TECHNOLOGY INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

(AUDITED)

WETOUCH TECHNOLOGY INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Wetouch Technology Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Wetouch Technology Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States.

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

Lakewood, Colorado
April 17, 2023
PCAOB ID: 5041

WETOUCH TECHNOLOGY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,	As of December 31,
	2022	2021

ASSETS
CURRENT ASSETS
Cash	$51,250,505	$46,163,704
Accounts receivable, net	9,057,741	7,991,037
Inventories	423,276	244,381
Prepaid expenses and other current assets	1,450,620	2,445,894
TOTAL CURRENT ASSETS	62,182,142	56,845,016

Property, plant and equipment, net	10,923,610	11,833,302
TOTAL ASSETS	$73,105,752	$68,678,318

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,383,094	$800,586
Loan from a third party	385,791	-
Due to related parties	1,665	34,669
Income tax payable	22,152	65,463
Accrued expenses and other current liabilities	944,624	310,407
Convertible promissory notes payable	1,277,282	2,030,550
TOTAL CURRENT LIABILITIES	4,014,608	3,241,675

Common stock purchase warrants liability	256,957	1,128,635
TOTAL LIABILITIES	$4,271,565	$4,370,310

COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 300,000,000 shares authorized, 33,604,965 and 31,811,523 issued and outstanding as of December 31, 2022 and 2021, respectively	$33,605	$31,812
Additional paid in capital	3,370,253	2,333,621
Statutory reserve	6,040,961	5,067,243
Retained earnings	62,366,892	54,610,164
Accumulated other comprehensive income	(2,977,524)	2,265,168
TOTAL STOCKHOLDERS’ EQUITY	68,834,187	64,308,008
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$73,105,752	$68,678,318

The accompanying notes are an integral part of these consolidated financial statements.

WETOUCH TECHNOLOGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Audited)

	For the years ended December 31,
	2022	2021

REVENUES
Revenue from customers	$37,923,112	$40,687,624
Revenues from related parties	-	97,850
Total Revenues	37,923,112	40,785,474
COST OF REVENUES
Cost of revenues from customers	(23,872,632)	(22,256,642)
Cost of revenues related parties	-	(97,850)
Total Cost of revenues	(23,872,632)	(22,354,492)
GROSS PROFIT	14,050,480	18,430,982

OPERATING EXPENSES
Selling expenses	(1,288,467)	(630,503)
General and administrative expenses	(1,262,093)	(1,937,374)
Research and development expenses	(85,251)	(89,477)
Share-based compensation	-	(3,149,106)
Total operating expenses	(2,635,811)	(5,806,460)

INCOME FROM OPERATIONS	11,414,669	12,624,522

OTHER INCOME (EXPENSES)

Interest income	118,714	95,534
Interest expense	(224,885)	(27,450)
Government grant	-	695,055
Gain on asset disposal	-	7,648,423
Loss on conversion of convertible promissory notes payable	(96,927)	-
Gain on changes in fair value of common stock purchase warrants liability	871,677	759,471
TOTAL OTHER INCOME, NET	668,579	9,171,033

INCOME BEFORE INCOME TAX EXPENSE	12,083,248	21,795,555

INCOME TAX EXPENSE	(3,352,802)	(4,409,589)

NET INCOME	$8,730,446	$17,385,966

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	(5,242,692)	1,307,260
COMPREHENSIVE INCOME	$3,487,754	$18,693,226

EARNINGS PER COMMON SHARE
Basic	$0.27	$0.55
Diluted	$0.27	$0.55

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING*
Basic	32,410,223	31,811,523
Diluted	36,875,349	32,653,163

The accompanying notes are an integral part of these consolidated financial statements.

WETOUCH TECHNOLOGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Common stock at Par value $0.001		Additional paid-in	Statutory	Retained	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	reserve	Earnings	(income) loss	equity

Balance at December 31, 2020	31,500,693	$31,501	$1,072,932	$3,062,159	$39,229,282	$957,908	$44,353,782

Appropriation to statutory reserve	-	-		2,005,084	(2,005,084)	-	-
Share-based compensation	310,830	311	3,148,795	-		-	3,149,106
Warrants issued to third parties in conjunction with debt issuance			(1,888,106)				(1,888,106)
Net income					17,385,966		17,385,966
Foreign currency translation adjustment	-	-	-	-	-	1,307,260	1,307,260

Balance at December 31 2021	31,811,523	$31,812	$2,333,621	$5,067,243	$54,610,164	$2,265,168	$64,308,008

	Common stock at Par value $0.001		Additional paid-in	Statutory	Retained	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	reserve	Earnings	(income) loss	equity

Balance at December 31, 2021	31,811,523	$31,812	$2,333,621	$5,067,243	$54,610,164	$2,265,168	$64,308,008

Appropriation to statutory reserve	-	-		973,718	(973,718)	-	-
Exercise of warrants issued in conjunction with legal services in 2020	124,223	124	(124)	-	-	-	-
Exercise of warrants issued to third parties in conjunction with debt issuance in 2021	284,654	285	(285)	-	-	-	-
Stock issuance for convertible promissory notes payable	1,384,564	1,384	1,037,041	-	-	-	1,038,425
Net income					8,730,446	-	8,730,446
Foreign currency translation adjustment	-	-	-	-	-	(5,242,692)	(5,242,692)

Balance at December 31 2022	33,604,965	$33,605	$3,370,253	$6,040,961	$62,366,892	$(2,977,524)	$68,834,187

The accompanying notes are an integral part of these consolidated financial statements.

WETOUCH TECHNOLOGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2022	2021

Cash flows from operating activities
Net income	$8,730,446	$17,385,966
Adjustments to reconcile net income to cash provided by operating activities
Bad debts reversal	-	(76,492)
Inventory write-off	74,100	-
Depreciation and amortization	9,891	381,167
Asset disposal gain	-	(7,648,423)
Loss of input VAT credits	-	356,073
Share-based compensation	-	3,149,106
Loss on convertible promissory notes payable	96,927	-
Amortization of discounts and issuance cost of the notes	148,368	8,550
Gain on changes in fair value of common stock purchase warrants liability	(871,677)	(759,471)

Changes in operating assets and liabilities:
Accounts receivable	(1,497,237)	4,994,861
Amounts due from related parties	-	83,849
Inventories	(197,453)	190,490
Prepaid expenses and other current assets	853,426	(2,258,602)
Accounts payable	637,372	(167,186)
Amounts due to related parties	(18,055)	(575,329)
Income tax payable	(41,068)	(50,424)
Accrued expenses and other current liabilities	661,203	(233,882)
Deferred grants	-	(728,818)
Net cash provided by operating activities	8,586,243	14,051,434

Cash flows from investing activities
Purchase of property and equipment	-	(11,695,448)
Proceeds from assets disposal	-	17,859,076
Net cash provided by investing activities	-	6,163,628

Cash flows from financing activities
Proceeds from issuance of convertible promissory notes payable	-	2,025,000
Payments of issue costs of convertible promissory note	-	(162,000)
Repayments of convertible promissory notes payable	(1,038,426)	-
Proceeds from interest-free advances from a third party	385,791	-
Net cash provided by (used in) financing activities	(652,635)	1,863,000

Effect of changes of foreign exchange rates on cash	(2,846,807)	121,781
Net increase in cash	5,086,801	22,199,843
Cash, beginning of year	46,163,704	23,963,861
Cash, end of year	$51,250,505	$46,163,704
Supplemental disclosures of cash flow information
Interest paid	$10,000	$-
Income taxes paid	$3,391,137	$3,774,917

Non-cash investing activities
Warrants issued to third parties in conjunction with debt issuance	$-	$1,888,106
Non-cash financing activities
Cashless stock issuance for convertible promissory notes payable	$284,654	$-

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

In March 2021, pursuant to local PRC government guidelines on local environmental issues and the national overall plan, Sichuan Wetouch was under the government directed relocation order, and started its dissolution process which is estimated to be completed by the end of 2023. Sichuan Vtouch took over the operating business of Sichuan Wetouch.

As a result of the above restructuring, HK Wetouch became the sole shareholder of Sichuan Vtouch.

Note 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying consolidated financial statements include the financial statements of Wetouch and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated upon consolidation.

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

(e) Inventory

Inventory consists of raw materials, work-in-process and finished goods and is stated at the lower of cost or net realizable value. Cost is determined using a weighted average. For work-in-process and manufactured inventories, cost consists of raw materials, direct labor and an allocated portion of the Company’s production overhead. The Company writes down excess and obsolete inventory to its estimated net realizable value based upon assumptions about future demand and market conditions. For finished goods and work-in-process, if the estimated net realizable value for an inventory item, which is the estimated selling price in the ordinary course of business, less reasonably predicable costs to completion and disposal, is lower than its cost, the specific inventory item is written down to its estimated net realizable value. Net realizable value for raw materials is based on replacement cost. Provisions for inventory write-downs are included in the cost of revenues in the consolidated statements of operations. Inventories are carried at this lower cost basis until sold or scrapped. $74,100 and nil inventory write-off was recorded for the years ended December 31, 2022 and 2021, respectively.

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

The Company used an black-scholes-pricing model to estimate the fair values of common stock purchase warrants at the balance sheet dates. As of December 31, 2022 and 2021, the Company recorded $256,957 and $1,128,635 common stock purchase warrants liability, respectively, and $871,677 and $759,471 gain on changes of fair value of common stock purchase liability warrants for the year ended December 31, 2022 and 2021, respectively.

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

Unless otherwise disclosed, the fair value of the Company’s financial instruments, including cash, accounts receivable, prepaid expenses and other current assets, accounts payable, short-term bank loans, accrued expenses and other current liabilities, taxes payable and due to related parties, common stock purchase warrants liability, approximate the fair value of the respective assets and liabilities as of December 31, 2022 and 2021 based upon the nature of the assets and liabilities.

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

(l) Impairment of long-lived Assets

Long-lived assets, such as property, plant and equipment, land use rights, are reviewed for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Recoverability of a long-lived asset or asset group to be held and used is measured by a comparison of the carrying amount of an asset or asset group to the estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying value of an asset or asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount that the carrying value exceeds the estimated fair value of the asset or asset group. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third party independent appraisals, as considered necessary. Assets to be disposed are reported at the lower of carrying amount or fair value less costs to sell, and are no longer depreciated. There were nil impairment of intangible assets recognized for the years ended December 31, 2022 and 2021.

(m) Foreign Currency Translation

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

The following table outlines the currency exchange rates that were used in creating the consolidated financial statements in this report:

	December 31, 2022	December 31, 2021
Year-end spot rate	US$1=RMB 6.8972	US$1=RMB 6.3726
Average rate	US$1=RMB 6.7312	US$1=RMB 6.4505

(n) Revenue recognition

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

Contract Assets and Liabilities

Payment terms are established on the Company’s pre-established credit requirements based upon an evaluation of customers’ credit quality. Contract assets are recognized for in related accounts receivable. Contract liabilities are recognized for contracts where payment has been received in advance of delivery. The contract liability balance can vary significantly depending on the timing when an order is placed and when shipment or delivery occurs. As of December 31, 2022 and 2021, other than accounts receivable and advances from customers, the Company had no other material contract assets, contract liabilities or deferred contract costs recorded on its consolidated balance sheet. Costs of fulfilling customers’ purchase orders, such as shipping, handling and delivery, which occur prior to the transfer of control, are recognized in selling, general and administrative expense when incurred.

Disaggregation of Revenues

The Company disaggregates its revenue from contracts by geography, as the Company believes it best depicts how the nature, amount, timing and uncertainty of the revenue and cash flows are affected by economic factors. The Company’s disaggregation of revenues for the years ended December 31, 2022 and 2021 are disclosed in Note 14 to the financial statements.

(o) Selling, General and Administrative Expenses

Selling expenses represents primarily costs of payroll, benefits, commissions for sales representatives and advertising expenses. General and administrative expenses represents primarily payroll and benefits costs for administrative employees, rent and operating costs of office premises, depreciation and amortization of office facilities, professional fees and other administrative expenses.

(p) Research and Development Expense

Research and development costs are expensed as incurred.

(q) Share-Based Compensation

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

(r) Government grant

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

(s) Income taxes

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

The Company recognizes the effect of uncertain income tax positions only if those positions are more-likely-than-not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company’s policy is to record interest and penalties related to uncertain tax positions as a component of income tax expense. There were no such interest or penalty for the years ended December 31, 2022 and 2021.

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

(t) Value added tax (“VAT”)

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

(u) Earnings per Share

The Company computes earnings per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. As of December 31, 2022 and 2021, warrants were included for the dilutive EPS calculation, respectively.

(v) Comprehensive income (loss)

Comprehensive income (loss) consists of two components, net income and other comprehensive income (loss). The foreign currency translation gain or loss resulting from translation of the financial statements expressed in RMB to US$ is reported in other comprehensive income (loss) in the consolidated statements of income and comprehensive income.

(w) Recent Accounting Pronouncements

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

In October 2021, the FASB issued ASU No. 2021-08, which will require companies to apply the definition of a performance obligation under ASC Topic 606 to recognize and measure contract assets and contract liabilities (i.e., deferred revenue) relating to contracts with customers that are acquired in a business combination. Under current U.S. GAAP, an acquirer generally recognizes assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers, at fair value on the acquisition date. ASU No. 2021-08 will result in the acquirer recording acquired contract assets and liabilities on the same basis that would have been recorded by the acquiree before the acquisition under ASC Topic 606. ASU No. 2021-08 is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its financial statements and the effects will be based upon the contract assets and liabilities acquired in the future.

From time to time, the FASB or other standards setting bodies issue new accounting pronouncements. Updates to the FASB ASCs are communicated through issuance of ASUs. Unless otherwise discussed, the Company believes that the recently issued guidance, whether adopted or to be adopted in the future, is not expected to have a material impact on its consolidated financial statements upon adoption.

NOTE-3- ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	December 31, 2022	December 31 2021
Accounts receivable	$9,057,741	$7,991,037
Allowance for doubtful accounts	-	-
Accounts receivable, net	$9,057,741	$7,991,037

The Company’s accounts receivable primarily includes balance due from customers when the Company’s products are sold and delivered to customers.

NOTE-4 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consists of the following:

	December 31, 2022	December 31, 2021
Advance to suppliers	$333,920	$244,758
VAT input credits	355,482	307,575
Issue cost related to convertible promissory notes	81,614	159,000
Deferred marketing expenses	-	1,000,000
Prepayment for land use right/ (i)	569,105	615,955
Security deposit (ii)	56,979	61,670
Others receivable (iii)	53,520	56,936
Prepaid expenses and other current assets	$1,450,620	$2,445,894

(i)	On July 23, 2021, Sichuan Vtouch entered into a contract with Chengdu Wenjiang District Planning and Natural Resources Bureau for purchasing a land use right of 131,010 square feet with a consideration of RMB3,925,233 (equivalent to $569,105) for the new facility. The Company made a full prepayment by November 18, 2021. Upon a certificate of land use right issued by the local government, which is estimated to be obtained by the fourth quarter of 2023, the Company will reclassify this prepayment to intangible assets accordingly.

(ii)	On July 28, 2021, Sichuan Vtouch made a security deposit of RMB393,000 (equivalent to $56,979) to Chengdu Cross-Strait Science and Technology Industry Development Park Management Committee to obtain a construction license for new facility. This deposit will be refunded upon the issuance of the construction license by end of 2023.

(i)	Other receivables are mainly employee advances, and prepaid expenses.

NOTE 5— PROPERTY, PLANT AND EQUIPMENT, NET

	December 31, 2022	December 31, 2021
Buildings	$12,487	$13,514
Vehicles	42,453	45,948
Construction in progress	10,883,051	11,778,957
Subtotal	10,937,991	11,838,419
Less: accumulated depreciation	(14,381)	(5,117)
Property, plant and equipment, net	$10,923,610	$11,833,302

Depreciation expense was $9,891 and $5,117 for the years ended December 31, 2022 and 2021, respectively.

Pursuant to local PRC government guidelines on local environment issues and the national overall plan, Sichuan Wetouch is under the government directed relocation order to relocate no later than December 31, 2021 and received compensation accordingly. On March 18, 2021, pursuant to the agreement with the local government and an appraisal report issued by a mutual agreed appraiser, Sichuan Wetouch received a compensation of RMB115.2 million ($16.7 million) (“Compensation Funds”) for the withdrawal of the right to use of state-owned land and the demolition of all buildings, facilities, equipment and all other appurtenances on the land. During the year ended December 31, 2021, the Company recorded a gain of $7,648,423 for the asset disposal including $872,045 loss of asset disposal of intangible assets .

On March 16, 2021, in order to minimize interruption of our business, Sichuan Vtouch entered into a leasing agreement with Sichuan Renshou Shigao Tianfu Investment Co., Ltd. (later renamed as Meishan Huantian Industrial Co., Ltd.), a limited company owned by the local government, to lease the property, and all buildings, facilities and equipment thereon (“Demised Properties) of Sichuan Wetouch, commencing from April 1, 2021 until December 31, 2021 at a monthly rent of RMB300,000 ($43,496), and renewed on December 31, 2021 at a monthly rent of RMB 400,000 ($57,994) from January 1, 2022 till October 31, 2023 for the use of the Demised Properties.

NOTE 6 – RELATED PARTY TRANSACTIONS

The related party transactions are summarized as follows:

	Years Ended December 31,
	2022	2021
	US$	US$
Revenues resulting from related parties:
Sales to Chengdu Wetouch Technology Co., Ltd (“Chengdu Wetouch”)	-	10,483
Sales to Meishan Wetouch Electronics Technology Co., Ltd. (“Meishan Wetouch”)	-	87,367
Total revenue	$-	$97,850

The Company sells capacitive touchscreens to Chengdu Wetouch and Meishan Wetouch from time to time. There are no written agreements between the Company and Meishan Wetouch. Mr. Guangde Cai, Chairman and director of the Company and our indirect majority shareholder, owns 94% and 95% of Chengdu Wetouch and Meishan Wetouch, respectively.

Amounts due to related parties are as follows:

	Relationship	December 31, 2022	December 31, 2021	Note
Mr. Zongyi Lian	President and CEO of the Company	$1,665	$1,802	Payable to employee
Mr. Guangde Cai	Former Chairman of the Company	-	32,867	Payable to employee
Total		$1,665	$34,669

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

The components of the income tax provision are as follows:

	For the Years Ended December 31,
	2022	2021
Current tax provision
PRC	$3,352,802	$4,409,589
	$3,352,802	$4,409,589
Deferred tax provision
BVI	-	-
Hong Kong	-	-
China	-	-
	-	-
Income tax provision	$3,352,802	$4,409,589

The following table reconciles the China statutory rates to the Company’s effective tax rate for the years ended December 31, 2022 and 2021:

	For the Years Ended December 31,
	2022	2021
PRC statutory income tax rate	25.0%	25.0%
Effect of income tax holiday	0.0%	(1.0)%
Tax rate differential on entities not subject to PRC income	(0.5)%	(0.6)%
R&D additional deduction	(1.0)%	(0.5)%
Non-deductible expenses in the PRC	4.2%	(2.7)%

Effective tax rate	27.7%	20.2%

Deferred tax assets

The Company’s has no deferred tax assets are as of December 31, 2022 and 2021, respectively.

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

The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. As of December 31, 2022 and 2021, Sichuan Wetouch and Sichuan Vtouch remains open for statutory examination by PRC tax authorities.

NOTE 8— ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	December 31, 2022	December 31, 2021
Advance from customers	$397,886	$59,111
Accrued payroll and employee benefits	89,359	99,342
Accrued interest expenses	122,135	20,795
Other tax payables (i)	261	-
Other payable to a former shareholder (ii)	191,180	-
Others (iii)	153,803	131,159
Accrued expenses and other current liabilities	$944,624	$310,407

(i)	Other tax payables are mainly value added tax payable.

(ii)	Other payable to a former shareholder was paid in March, 2023.

(iii)	Others mainly represent accrued employee reimbursement payable and other accrued miscellaneous operating expenses.

NOTE 9 – CONVERTIBLE PROMISSORY NOTES PAYABLE

a) Convertible promissory notes

In October, November, and December 2021, the Company, issued seven (7) convertible promissory notes of US$2,250,000 aggregate principal amount, due in one year (the ‘Notes’) with issuance price discounted 90.0%. The Notes bear interest at a rate of 8.0% per annum, payable in one year and will mature on October 27, November 5, November 16, November 24, November 29 and December 2 of 2022. Net proceeds after debt issuance costs and debt discount were approximately US$1,793,000. Debt issuance costs in the amount of US$162,000 are recorded as deferred charges and included in the other current assets on the consolidated balance sheet. The debt discount and debt issuance costs are amortized into interest expense using the effective interest method over the terms of the Notes.

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

On April 27, 2022, the Company entered into an amendment to the Note (“Amendment to Promissory Note”) issued to the Lender and, on May 3, 2022, an amendment to the Registration Rights Agreement by and between the Company and the Lender (“Amendment to Registration Rights Agreement”), extending the number of days the Company shall have in order to cause the registration statement covering the resale of the Common Stock to become effective.

The following table summarizes the outstanding promissory notes as of December 31, 2022 and 2021 (dollars in thousands):

		2022		2021
	Interest rate	Principal Amount	Carrying Amount	Principal Amount	Carrying Amount

Convertible Note- Talos Victory (Note 9 (b))	8%	$-	$-	$250,000	201,536
Convertible Note-Mast Hill (Note 9 (b))	8%	740,000	635,535	750,000	612,265
Convertible Note-First Fire (Note 9 (b))	8%	181,250	156,594	250,000	200,129
Convertible Note-LGH Note 9 (b))	8%	207,500	188,987	250,000	209,274
Convertible Note -Fourth Man (Note 9 (b))	8%	157,000	128,703	250,000	199,220
Convertible Note-Jeffery Street Note 9 (b))	8%	170,000	142,554	250,000	199,011
Convertible Note -Blue Lake Note 9 (b))Total	8%	-	-	250,000	199,011
Total		$1,455,750	$1,252,373	$2,250,000	$1,846,583
Amortization of discounts for year ended December 31, 2022			24,909
Convertible promissory notes payable as of December 31,2022			$1,277,282

From December 28, 2022 to January 18, 2023, the remaining five (5) lenders and the Company entered into an amendment to the Note (“Amendment to Promissory Note”) extending maturity date for additional 6 months.

During the year ended December 31, 2022, principal, accrued and unpaid interest and default charges totalling $1,038,426 was converted into 1,384,564 shares of common stock of the Company. And two notes were fully converted.

For the year ended December 31, 2022 and 2021, the Company recognized interest expenses of the Notes in the amount of US$224,885 and US$27,447, respectively.

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

On January 17, 2022, we closed a private offering of ordinary shares and warrants to purchase ordinary shares. A total of 2,750,000 ordinary shares (the “Shares”) were issued to a total of five (5) investors (the “Investors”) at a subscription price of $0.80 per share, for total subscription proceeds of $2,200,000. In addition, for each share subscribed for by the Investors, we issued one (1) warrant to purchase one (1) ordinary share at an exercise price of $0.88 per share, exercisable for a period of twenty-four (24) months (the “Warrants”). We have agreed to register the Investors’ re-sale of the Shares by way of a prospectus supplement to our currently effective unallocated shelf registration statement on Form F-3, (SEC File No. 333-267116). The offer and sale of the Shares and the Warrants was exempt under Rule 506 of Regulation D under the Securities Act of 1933 (the “Securities Act”). We engaged in no general solicitation or advertising with regard to the offering and the offering was made solely to “Accredited Investors” as defined in Rule 501 of Regulation D under the Securities Act.

On April 14, April 27, and September 1, 2022, three lenders exercised cashless for 115,540 (4th Man), 111,972 (Talos) and 57,142 (Blue lake) warrant shares, respectively.

The fair values of these warrants as of December 31, 2022 were calculated using the Black-Scholes option-pricing model with the following assumptions:

					December 31, 2022
	Volatility (%)	Expected dividends yield (%)	Weighted average expected life (year)	Risk-free interest rate (%) (per annum)	Common stock purchase warrants liability as of December 31, 2021(US$)	Changes of fair value of common stock purchase warrants liability (+ (gains)/- losses(US$)	Common stock purchase warrants liability as of December 31, 2022 (US$)
Convertible Note- Talos Victory (Note 9 (a))	289.9%	$0.0%	$1.8	4.41%	124,756	(109,953)	14,803
Convertible Note-Mast Hill (Note 9 (a))	289.9%	0.0%	1.8	4.41%	375,156	(273,863)	101,293
Convertible Note-First Fire (Note 9 (a))	289.9%	0.0%	1.9	4.41%	125,408	(91,489)	33,919
Convertible Note-LGH Note 9 (a))	289.9%	0.0%	1.9	4.41%	125,664	(91,636)	34,028
Convertible Note -Fourth Man (Note 9 (ab))	289.9%	0.0%	1.9	4.41%	125,821	(111,423)	14,398
Convertible Note-Jeffery Street Note 9 (a))3,054	289.9%	0.0%	1.9	4.41%	125,915	(91,781)	34,134
Convertible Note -Blue Lake Note 9 (a))	289.9%	0.0%	1.9	4.41%	125,915	(101,533)	24,382
Total				Total	1,128,635	(868,678)	256,957

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

On April 14, April 27, 2022 and September 1, 2022, the Company issued cashless warrant shares of 115,540, 111,972 and 57,142 to three lenders respectively. (see Note 9 (b)).

During the year ended December 31, 2022, the Company issued 124,223 shares to a third party for warrant exercise (see Note 11).

During the year ended December 31, 2022, the Company issued 1,384,564 shares of common stock for the conversion of convertible promissory note payable (see note 9 (a)).

As of December 31, 2022, the Company had 33,604,965 issued and outstanding shares.

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

For the years ended December 31, 2022 and 2021, the Company made appropriations to the reserve fund of RMB6,554,271(equivalent to US$973,718) and RMB12,933,795 (equivalent to US$2,005,084), respectively.

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

The 310,830 shares of common stock and 631,080 warrants were vested on January 1, 2021 and during the year ended December 31, 2022, 124,223 shares were exercised.

The fair value of above award was estimated at the grant date using Black-Scholes model for pricing the share compensation expenses. The fair value of the Black-Scholes model includes the following assumptions: expected life of 1.5 years, expected dividend rate of 0%, volatility of 215.4% and an average interest rate of 2.96%.

As of December 31, 2022, the Company had 841,440 warrants outstanding related to above mentioned services with i) weighted average exercise price of $0.01; ii) weighted average remaining contractual life of 1.00 years; and iii) aggregate intrinsic value of $0.2 million.

For the year ended December 31, 2022 and 2021, the Company recognized relevant share-based compensation expense of nil and $1,041,281 for the vested shares, and nil and $2,107,825 for the warrants, respectively

NOTE 12. WEIGHTED AVERAGE NUMBER OF SHARES

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

Concentrations - The Company sells its products primarily through direct customers in the PRC and to some extent, the overseas customers in European countries and East Asia such as South Korea and Taiwan. For the year ended December 31, 2022, six customers accounted for 21.2%, 16.1%, 14.8%, 13.7%, 11.9% and 10.1%, respectively, of the Company’s revenue. For the year ended December 31, 2021, five customers accounted for 19.5%, 17.3%, 14.5%, 14.2%, and 11.1%, respectively, of the Company’s revenue.

And the Company’s top 10 customers aggregately accounted for 98.7% and 97.5%% of the total revenue for the years ended December 31, 2022 and 2021, respectively.

As of December 31, 2022 three customers accounted for 32.2%, 22.8%, and 14.0% of the total accounts receivable balance, respectively.

As of December 31, 2021, six customers accounted for 25.7%, 18.6%, 12.5%, 11.5%, 11.3% and 10.2% of the total accounts receivable balance, respectively.

The Company purchases its raw materials through various suppliers. Raw material purchases from these suppliers which individually exceeded 10% of the Company’s total raw material purchases, accounted for approximately 47.2% (four suppliers) and 11.2% (one supplier) of the Company’s total raw material purchases for the years ended December 31, 2022 and 2021, respectively.

NOTE 13 — COMMITMENTS AND CONTINGENCIES

Legal Proceedings

From time to time, the Company and its affiliates are parties to various legal actions arising in the ordinary course of business. Although Sichuan Wetouch and Hong Kong Wetouch, the previous subsidiaries of the Company, and our former Chairman and director Mr. Guangde Cai were named as defendants in several litigation matters, as of the date of this report, all such matters have been settled and Sichuan Wetouch, Hong Kong Wetouch and Mr. Guangde Cai were unconditionally and fully discharged and released therefrom (See Item 13- Legal Proceedings). Accordingly, there are no pending material legal proceedings against the Company.

i)	An equity dispute case with Yunqing Su with a disputed amount of RMB1,318,604 (equivalent to $191,180)

On June 22, 2017, Yunqing Su, a former shareholder, entered an Equity Investment Agreement with Sichuan Wetouch and Guangde Cai, agreed that Yunqing Su would invest RMB1 million (equivalent to $149,853) to purchase 370,370.37 original listed shares of the target company, and provided for the exit mechanism in the agreement. However, the target company failed to be listed prior to December 31, 2017 as agreed. On June 22, 2017, Guangde Cai and Yunqing Su entered into a supplementary agreement, pursuant to which Guangde Cai shall repurchase all of Yunqing Su’s equity interest and pay the interest. Sichuan Wetouch repaid Yunqing Su the interest of RMB220,000 (equivalent to $32,968) and the principal of RMB128,000 (equivalent to $19,181) in November 2018. The repayment period set forth in the supplementary agreement expired, but Sichuan Wetouch and Guangde Cai failed to pay the principal and interest owed to Yunqing Su. Yunqing Su sued Sichuan Wetouch and Guangde Cai to the Renshou County People’s Court of Sichuan Province, and the case was filed on February 9, 2022.

On May 9, 2022, pursuant to a civil mediation statement issued by the Renshou County People’s Court of Sichuan Province, Sichuan Wetouch and Guangde Cai agreed to repay Yunqing Su the principal and interest in the total amount of RMB 1,318,604 (equivalent to $191,180). Sichuan Wetouch fully paid the aforesaid amount on March 15, 2023.

ii)	Legal case with Chengdu SME Credit Guarantee Co., Ltd. on a court acceptance fee of RMB338,418 (equivalent to $49,066)

On July 5, 2013, Sichuan Wetouch obtained a one-year loan of RMB60.0 million (equivalent to $9.8 million) from Bank of Chengdu, at an annual interest rate of 8.61%. Chengdu SME Credit Guarantee Co., Ltd (“Chengdu SME”), a third party, provided a 70% guarantee and Bank of Chengdu retained 30% of the risk, while Chengdu Wetouch and Mr. Guangde Cai provided joint and several liability guarantee for 100% of the loan.

On July 31, 2014, Sichuan Wetouch repaid RMB5.0 million (equivalent to $0.8 million). The remaining loan of RMB55.0 million (equivalent to $8.9 million) was twice extended to be due on August 22, 2018. Upon the loan becoming due, but unpaid by the Company, Chengdu SME paid the outstanding balance of RMB55 million (equivalent to $8.9 million) to Bank of Chengdu. The Company subsequently repaid RMB55 million (equivalent to $8.0 million) to Chengdu SME; however, Chengdu SME filed two separate lawsuits against the Company to recover loan default penalties from the Company. The loan default penalties were (a) RMB5.8 million (equivalent to $0.8 million) related to the 30% of the remaining loan balance repaid by Chengdu SME and (b) RMB6.0 million (equivalent to $0.9 million) related to the 70% of the remaining loan balance repaid by Chengdu SME. During the year ended December 31, 2017, the Company recorded loan default penalties, and related liabilities, of $1.7 million.

Chengdu SME applied to the Chengdu High-tech Court for enforcement for the above-mentioned loan default penalties of RMB5.8 million (equivalent to $0.8 million) and RMB6.0 million (equivalent to $0.9 million) on December 30, 2018. On March 12, 2020, the Enforcement Settlement Agreement issued by the Chengdu High-tech Court confirmed that Sichuan Wetouch still owed RMB5.8 million (equivalent to $0.8 million) and RMB6.0 million (equivalent to $0.9 million) of loan default penalties. The agreement did not specify which party shall pay the court fee.

On September 16, 2020, Sichuan Wetouch made a full repayment of RMB11.8 million (equivalent to $1.7 million) of the above loan default penalties to Chengdu SME.

On March 16, 2023, pursuant to an Enforcement Settlement Agreement entered among Chengdu SME, Sichuan Wetouch and Chengdu Wetouch, Chengdu Wetouch agreed to pay the court acceptance fee of RMB338,418 (equivalent to $49,066). On March 17, 2023, Chengdu Wetouch made a full payment of the above court fee to Chengdu SME.

iii)	Legal case with Zhuhai Hongguang Technology Co., Ltd on the total amount of RMB131,859 (equivalent to $19,118) for goods and liquidated damages

In September 2016, Sichuan Wetouch started purchasing components from Hongguang Technology Co., Ltd (“Hongguang Technology”) by sending a Purchase Order to Hongguang Technology and agreed to bear 20% of the breach of contract as liquidated damages. On November 30, 2021, Hongguang Technology filed a complaint with Renshou County People’s Court of Sichuan Province, requesting Sichuan Wetouch to pay RMB109,883.2 (equivalent to $16,466) in arrears and liquidated damages of RMB21,976.64 (equivalent to $3,293). Thereafter, the parties entered into a settlement agreement, pursuant to which Sichuan Wetouch agreed to pay the principal of outstanding payment and liquidated damages in the total amount of RMB 131,859 (equivalent to $19,118) on a lump-sum basis. Sichuan Wetouch paid the entire aforesaid amount to Hongguang Technology on February 16, 2022.

iv)	Legal case with Lifan Financial Leasing (Shanghai) Co., Ltd. and Sichuan Wetouch, Chengdu Wetouch, Meishan Wetouch and Xinjiang Wetouch Electronic Technology Co., Ltd. on a court acceptance fee of RMB RMB250,470 (equivalent to $36,315)

On November 20, 2014, Lifan Financial Lease (Shanghai) Co., Ltd. (“Lifan Financial”) and Chengdu Wetouch entered into a Financial Lease Contract (Sale and Leaseback), which stipulated that Lifan Financial shall lease the equipment to Chengdu Wetouch after the purchase of the production equipment owned by Chengdu Wetouch at a purchase price, the purchase price/lease principal shall be RMB20 million, the rental interest rate of the leased equipment shall be 8% per year, and the lease term shall be 24 months. Upon the expiration of the lease term, Lifan Financial shall transfer the leased property to Chengdu Wetouch or a third party designated by Chengdu Wetouch at the price of RMB0 after Chengdu Wetouch has fully fulfilled its obligations, including, without limitation, the payment of the rent, liquidated damages (if any) and other contractual obligations. Guangde Cai, Sichuan Wetouch, Meishan Wetouch and Xinjiang Wetouch Electronic Technology Co., Ltd. (“Xinjiang Wetouch”) provided Lifan Financial with joint and several liability guarantee.

On August 9, 2021, Lifan Financial filed a lawsuit against Chengdu Wetouch, Guangde Cai, Sichuan Wetouch, Meishan Wetouch and Xinjiang Wetouch to the Chengdu Intermediate People’s Court. The court ruled that: 1) the Financial Lease Contract (Sale and Leaseback) was terminated; 2) the leased property was owned by Lifan Financial; 3) Chengdu Wetouch shall pay Lifan Financial all outstanding rent and interest thereon in the total amount of RMB 22,905,807.12 as well as the difference between the liquidated damages and the value of the leased property recovered; etc.

The parties executed a settlement agreement on March 7, 2023, in which the parties confirmed that the outstanding payment of RMB 22,905,807.12 has been fully paid up on December 23, 2021 and the above cases have been settled. As for the court acceptance fees that were not previously agreed upon by the parties, Chengdu Wetouch agreed to pay the court acceptance fee of RMB 250,470 (equivalent to $36,315). Chengdu Wetouch paid the aforesaid fees to Lifan Financial on March 10, 2023.

v)	Legal case with Sichuan Renshou Shigao Tianfu Investment Co., Ltd and Renshou Tengyi Landscaping Co., Ltd. on a court acceptance fee of RMB103,232 (equivalent to $14,967)

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

To support the local economic development as well as Chengdu Wetouch, two government-backed companies, Sichuan Renshou Shigao Tianfu Investment Co., Ltd. (“Sichuan Renshou”) and Renshou Tengyi Landscaping Co., Ltd. (“Renshou Tengyi”) provided their bank deposits of RMB 12.0 million (equivalent to $1.7 million) as pledge, while Mr. Guangde Cai and Sichuan Wetouch also provided counter-guarantee.

Upon the expiration of the guarantee, Chengdu Wetouch still defaulted on repayment of the above pledge. As a result, CDHT Investment levied this collateral of RMB12.0 million. On November 21, 2019. Subsequently, Sichuan Renshou and Renshou Tengyi filed with Chengdu Intermediate People’s Court a lawsuit demanding an asset recovery of RMB12.0 million (equivalent to $1.7 million) pursuant to the counter guarantee agreement.

On December 2, 2019, pursuant to the reconciling agreement issued by Chengdu Intermediate People’s Court, the parties agreed to cancel the demand to seize property of Sichuan Wetouch rather than the property of Chengdu Wetouch, and to waive freezing Guangde Cai’s 60% shareholding equity in Xinjiang Wetouch Electronic Technology Co., Ltd.

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

The settlement and release agreement did not specify which party shall pay the court acceptane fee. On March 10, 2023, pursuant to an enforcement settlement agreement entered among Sichuan Renshou, Renshou Tengyi, Sichuan Wetouch, Chengdu Wetouch, and other relevant parties, Sichuan Wetouch agreed to pay the court acceptance fee of RMB103,232 (equivalent to $14,967). On March 17, 2023, Chengdu Wetouch made a full payment of the above court fee to Sichuan Renshou.

vi)	Legal case with Chengdu High Investment Financing Guarantee Co. on a court acceptance fee of RMB250,000 (equivalent to $36,246)

On March 22, 2019, Chengdu High Investment Financing Guarantee Co., Ltd, (“Chengdu High Investment”) filed a lawsuit against Hong Kong Wetouch to the Chengdu Intermediate People’s Court, claiming that Hong Kong Wetouch should assume the guarantee liability for the debt payable by Chengdu Wetouch. On May 21, 2020, the court rendered a judgment ordering Hong Kong Wetouch to pay compensation of RMB17,467,042 (equivalent to $2,617,491), interest, liquidated damages, liquidated damages for late performance, etc.

On March 16, 2023, Chengdu Wetouch, Sichuan Wetouch and Chengdu High Investment entered into a settlement enforcement agreement, confirming that Chengdu High Investment had received RMB17,547,197.5 (equivalent to $2,629,503) on October 27, 2020, and the above case has been settled. As for the court acceptance fees that were not previously agreed upon by the parties, Chengdu Wetouch agreed to pay the court acceptance fee of RMB 250,000 (equivalent to $36,246). Chengdu Wetouch paid the aforesaid fees to Chengdu High Investment on March 20, 2023.

vii)	Legal case with Hubei Lai’en Optoelectronics Technology Co., Ltd. on a product payment of RMB157,714 (equivalent to $22,866)

Sichuan Wetouch purchased products from Hubei Lai’en Optoelectronics Technology Co., Ltd. (“Hubei Lai’en) multiple times from March to June 2019, but failed to pay the corresponding amount of RMB137,142.7 for the purchased products. On April 6, 2022, Hubei Lai’en filed a lawsuit against Sichuan Wetouch to the Renshou County People’s Court of Sichuan Province, requesting payment of overdue payment for the products and liquidated damages. On May 31, 2022, the Renshou County People’s Court rendered a judgment that Sichuan Wetouch shall pay Hubei Lai’en the price of goods of RMB137,143 and liquidated damages of RMB 20,571. Sichuan Wetouch paid the above amount to Hubei Lai’en on March 15, 2023.

viii)	Legal case with Shenzhen Helitong Technology Co., Ltd. on a product payment of RMB229,513 (equivalent to $34,393)

Sichuan Wetouch purchased products from Shenzhen Helitong Technology Co., Ltd. (“Shenzhen Helitong”) multiple times from January to June 2020, but failed to pay some of the purchase fee for the products. On October 21, 2021, Shenzhen Helitong filed a lawsuit against Sichuan Wetouch to the Renshou County People’s Court of Sichuan Province, requesting payment of overdue payment for the products and interests. On October 10, 2021, pursuant to a civil mediation letter issued by the Renshou County People’s Court, both parties agree that Sichuan Wetouch shall pay a total of RMB229,513 (equivalent to $34,393) to Shenzhen Helitong, and the other claims waived by Shenzhen Helitong. As of February 16, 2022, Sichuan Wetouch made a full payment of RMB229,513 (equivalent to $33,276) to Shenzhen Helitong.

ix)	Legal case with Xinjiang Weiyida Real Estate Development Co., Ltd on a loan payment of RMB17,318,625 (equivalent to $2,510,964)

Xinjiang Weiyida Real Estate Development Co., Ltd (“Weiyida Real Estate”) filed a lawsuit against Meishan Wetouch, Guangde Cai, Sichuan Wetouch, Xinjiang Wetouch, Sichuan Yitong Financing Guarantee Co., Ltd to the Renshou County People’s Court of Sichuan Province and applied for property preservation on February 14, 2022 with respect to the dispute over recovery right in connection with the loan agreement. The parties entered into a settlement agreement and agreed that Meishan Wetouch shall repay the principal of RMB$17,318,625 (equivalent to $2,595,250) and liquidated damages to Weiyida Real Estate in a lump sum. On March 14, 2022, Meishan Wetouch paid RMB$17,318,625 (equivalent to $2,510,964) to Weiyida Real Estate.

Capital expenditure commitment

On December 20, 2021, the Company entered into a contract with Shenzhen Municipal Haoyutuo Decoration & Cleaning Engineering Company Limited to purchase a facility decoration contract of RMB20.0 million (equivalent to US$3.1 million). As of December 31, 2022, the Company has prepaid RMB15.0 million (equivalent to US$2.2 million) and recorded as construction in progress (see Note 5) and had a remaining balance of RMB5.0 million (equivalent to US$0.7 million) to be paid by the end of 2023.

NOTE 14 — REVENUES

The Company’s geographical revenue information is set forth below:

	For the Years Ended December 31,
	2022	2021
Sales in PRC	$26,438,509	$27,213,684
Sales in Overseas
-Republic of China (ROC, or Taiwan)	6,146,043	7,246,592
-South Korea	5,221,209	5,962,067
-Others	126,351	363,131
Sub-total	11,484,603	13,571,790
Total revenues	$37,923,112	$40,785,474

NOTE 15 — SUBSEQUENT EVENTS

1) Private Placement

On January 19, 2023, Wetouch Technology Inc., a Nevada corporation (the “Company”), entered into a Securities Purchase Agreement (the “Agreement”) with the buyers indicated therein (collectively, the “Buyers”), pursuant to which the Company sold to the Buyers an aggregate of 160,000,000 shares of the common stock of the Company (the “Shares”) for an aggregate purchase price of $40,000,000, or $0.25 per share. The net proceeds of the offering (after deducting legal and accounting fees and expenses) shall be used by the Company for working capital and general corporate purposes and the repayment of debt.

On January 20, 2023, the Company received net proceeds of $40 million accordingly.

2) Reverse Stock Split

On February 17, 2023, the Board authorized a reverse stock split with a ratio of not less than one to five (1:5) and not more than one to eighty (1:80), with the exact amount and the timing of the reverse stock split to be as determined by the Chairman of the Board. Upon such reverse stock split becoming effective, the number of authorized shares of the common stock of the Company will also be decreased in the same ratio. Pursuant to Nevada Revised Statutes Section 78.209, the reverse stock split does not have to be approved by the shareholders of the Company.

