Form 10-Q
period 2023-03-31
Wetouch Technology Inc.
filed 2023-05-22
CIK 1826660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended March 31, 2023

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

Yes ☐ No ☒

As of May 22, 2023, the registrant had 193,604,965 shares of common stock issued and outstanding.

WETOUCH TECHNOLOGY INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2023

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

A description of these and other risks and uncertainties that could affect our business appears in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 which we filed with the Securities and Exchange Commission (“SEC”) on April 17, 2023 (the “Annual Report”). The risks and uncertainties described under “Risk Factors” are not exhaustive.

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

WETOUCH TECHNOLOGY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2023

4

WETOUCH TECHNOLOGY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of March 31,	As of December 31,
	2023	2022

ASSETS
CURRENT ASSETS
Cash	$93,258,248	$51,250,505
Accounts receivable, net	13,086,991	9,057,741
Inventories	171,623	423,276
Due from a related party	1,080	-
Prepaid expenses and other current assets	1,146,593	1,450,620
TOTAL CURRENT ASSETS	107,664,535	62,182,142

Property, plant and equipment, net	10,968,268	10,923,610
TOTAL ASSETS	$118,632,803	$73,105,752

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,088,520	$1,383,094
Loan from a third party	472,526	385,791
Due to a related party	-	1,665
Income tax payable	1,400,221	22,152
Accrued expenses and other current liabilities	2,124,757	944,624
Convertible promissory notes payable	1,245,760	1,277,282
TOTAL CURRENT LIABILITIES	7,331,784	4,014,608

Common stock purchase warrants liability	354,559	256,957
TOTAL LIABILITIES	$7,686,343	$4,271,565

COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 300,000,000 shares authorized, 193,604,965 and 33,604,965 issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	$193,605	$33,605
Additional paid in capital	43,210,253	3,370,253
Statutory reserve	6,040,961	6,040,961
Retained earnings	65,160,141	62,366,892
Accumulated other comprehensive income	(3,658,500)	(2,977,524)
TOTAL STOCKHOLDERS’ EQUITY	110,946,460	68,834,187
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$118,632,803	$73,105,752

The accompanying notes are an integral part of these condensed consolidated financial statements.

WETOUCH TECHNOLOGY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	For the three months ended March 31,
	2023	2022

REVENUES	$13,433,461	$11,994,547
Cost of revenues	(7,394,661)	(7,683,792)
GROSS PROFIT	6,038,800	4,310,755

OPERATING EXPENSES
Selling expenses	(50,705)	(485,147)
General and administrative expenses	(1,666,756)	(372,338)

Research and development expenses	(20,885)	(22,857)
Total operating expenses	(1,738,346)	(880,342)

INCOME FROM OPERATIONS	4,300,454	3,430,413

OTHER INCOME (EXPENSES)

Interest income	29,195	29,134
Interest expense	(33,399)	(56,172)
Government grant	-	-
Gain (loss) on changes in fair value of common stock purchase warrants liability	(97,602)	160,443
TOTAL OTHER INCOME (EXPENSES)	(101,806)	133,405

INCOME BEFORE INCOME TAX EXPENSE	4,198,648	3,563,818

INCOME TAX EXPENSE	(1,405,399)	(1,001,305)

NET INCOME	$2,793,249	$2,562,513

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	(680,976)	380,194
COMPREHENSIVE INCOME	$2,112,273	$2,942,707

EARNINGS PER COMMON SHARE
Basic	$0.02	$0.08
Diluted	$0.02	$0.08

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	159,827,187	31,811,523
Diluted	162,059,750	32,653,163

The accompanying notes are an integral part of these condensed consolidated financial statements.

WETOUCH TECHNOLODY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common stock at Par value $0.001		Additional paid-in	Statutory	Retained	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	reserve	Earnings	income	equity

Balance at December 31 2021	31,811,523	$31,812	$2,333,621	$5,067,243	$54,610,164	$2,265,168	$64,308,008

Net income					2,562,513		2,562,513
Foreign currency translation adjustment	-	-	-	-	-	380,184	380,184

Balance at March 31, 2022	31,811,523	$31,812	$2,333,621	$5,067,243	$57,172,677	$2,645,352	$67,250,715

	Common stock at Par value $0.001		Additional paid-in	Statutory	Retained	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	reserve	Earnings	Income (loss)	equity

Balance at December 31 2022	33,604,965	$33,605	$3,370,253	$6,040,961	$62,366,892	$(2,977,524)	$68,834,187

Shares issued to private placement	160,000,000	160,000	39,840,000	-		-	40,000,000
Net income					2,793,249		2,793,249
Foreign currency translation adjustment	-	-	-	-	-	(680,976)	(680,976)

Balance at March 31, 2023	193,604,965	$193,605	$43,210,253	$6,040,961	$65,160,141	$3,658,500	$110,946,460

The accompanying notes are an integral part of these condensed consolidated financial statements.

WETOUCH TECHNOLODY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three-months ended March 31,
	2023	2022

Cash flows from operating activities
Net income	$2,793,249	$2,562,513
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	2,433	2,622
Amortization of discounts and issuance cost of the notes	6,941	12,655
Gain (loss) on changes in fair value of common stock purchase warrants liability	97,602	(160,443)

Changes in operating assets and liabilities:
Accounts receivable	(4,004,967)	(6,350,920)
Amounts due from related parties	(1,076)	-
Inventories	254,727	(11,620)
Prepaid expenses and other current assets	307,380	741,854
Accounts payable	702,052	429,214
Amounts due to related parties	(1,344)	(53,472)
Income tax payable	1,383,069	933,794
Accrued expenses and other current liabilities	1,176,473	456,056
Net cash provided by (used in) operating activities	2,716,539	(1,437,747)

Cash flows from investing activities

Net cash provided by investing activities	-	-

Cash flows from financing activities

Proceeds from stock issuance of private placement	40,000,000	-
Proceeds from interest-free advances from a third party	86,735	-
Repayments of convertible promissory notes payable	(35,000)	-
Net cash used in financing activities	40,051,735	-

Effect of changes of foreign exchange rates on cash	(760,531)	94,476
Net increase in cash	42,007,743	(1,343,271)
Cash, beginning of period	51,250,505	46,163,704
Cash, end of period	$93,258,248	$44,820,433
Supplemental disclosures of cash flow information
Income tax paid	$22,330	$1,001,305

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

In March 2021, pursuant to local PRC government guidelines on local environmental issues and the national overall plan, Sichuan Wetouch was under the government directed relocation order. Sichuan Vtouch took over the operating business of Sichuan Wetouch.

On March 30, 2023 an independent third party acquired all shares of Sichuan Wetouch.

As a result of the above restructuring, HK Wetouch became the sole shareholder of Sichuan Vtouch.

Note 2 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted by rules and regulations of the United States Securities and Exchange Commission (“SEC”). The condensed consolidated balance sheet as of December 31, 2022 was derived from the audited consolidated financial statements of Wetouch. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated balance sheet of the Company as of December 31, 2022, and the related consolidated statements of comprehensive income, changes in equity and cash flows for the year then ended.

In the opinion of the management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of March 31, 2023, the results of operations and cash flows for the three-month periods ended March 31, 2023 and 2022 have been made. However, the results of operations included in such financial statements may not necessarily be indicative of annual results.

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

Significant Accounting Policies

For a detailed discussion about Wetouch’s significant accounting policies, refer to Note 2 — “Summary of Significant Accounting Policies,” in Wetouch’s consolidated financial statements included in Company’s 2022 audited consolidated financial statements. During the three-month periods ended March 31, 2023, there were no significant changes made to Wetouch significant accounting policies.

NOTE-3- ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	March 31, 2023	December 31 2022
Accounts receivable	$13,086,991	$9,057,741
Allowance for doubtful accounts	-	-
Accounts receivable, net	$13,086,991	$9,057,741

The Company’s accounts receivable primarily includes balance due from customers when the Company’s products are sold and delivered to customers.

NOTE-4 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	March 31, 2023	December 31, 2022
Advance to suppliers	$345,204	$333,920
VAT input credits	38,549	355,482
Issue cost related to convertible promissory notes	78,150	81,614
Prepayment for land use right (i)	571,558	569,105
Security deposit (ii)	57,225	56,979
Others receivable (iii)	55,907	53,520
Prepaid expenses and other current assets	$1,146,593	$1,450,620

(i)	On July 23, 2021, Sichuan Vtouch entered into a contract with Chengdu Wenjiang District Planning and Natural Resources Bureau for purchasing a land use right of 131,010 square feet with a consideration of RMB3,925,233 (equivalent to $571,558) for the new facility. The Company made a full prepayment by November 18, 2021. Upon a certificate of land use right issued by the local government, which is estimated to be obtained by the fourth quarter of 2023, the Company will reclassify this prepayment to intangible assets accordingly.

(ii)	On July 28, 2021, Sichuan Vtouch made a security deposit of RMB393,000 (equivalent to $57,225) to Chengdu Cross-Strait Science and Technology Industry Development Park Management Committee to obtain a construction license for new facility. This deposit will be refunded upon the issuance of the construction license by the end of 2023.

(iii)	Other receivables are mainly employee advances, and prepaid expenses.

NOTE 5— PROPERTY, PLANT AND EQUIPMENT, NET

	March 31, 2023	December 31, 2022
Buildings	$12,540	$12,487
Vehicles	42,637	42,453
Construction in progress	10,929,958	10,883,051
Subtotal	10,985,135	10,937,991
Less: accumulated depreciation	(16,867)	(14,381)
Property, plant and equipment, net	$10,968,268	$10,923,610

Depreciation expense was $2,433and $2,622 for the three-month period ended March 31, 2023 and 2022, respectively.

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

On March 16, 2021, in order to minimize interruption of our business, Sichuan Vtouch entered into a leasing agreement with Sichuan Renshou Shigao Tianfu Investment Co., Ltd. (later renamed as Meishan Huantian Industrial Co., Ltd.), a limited company owned by the local government, to lease the property, and all buildings, facilities and equipment thereon (“Demised Properties) of Sichuan Wetouch, commencing from April 1, 2021 until December 31, 2021 at a monthly rent of RMB300,000 ($43,683), and renewed on December 31, 2021 at a monthly rent of RMB 400,000 ($58,244) from January 1, 2022 till October 31, 2023 for the use of the Demised Properties.

NOTE 6 – RELATED PARTY TRANSACTIONS

Amounts due from a related party are as follows:

	Relationship	March 31, 2023	December 31, 2022	Note

Mr. Zongyi Lian	President and CEO of the Company	$1,080	$-	Receivable from employee
Total		$1,080	$-

Amounts due to a related party are as follows:

	Relationship	March 31, 2023	December 31, 2022	Note
Mr. Zongyi Lian	President and CEO of the Company	-	1,665	Payable to employee
Total		$-	$1,665

NOTE 7 — INCOME TAXES

Wetouch

Wetouch Technology Inc. files a U.S. federal income tax return.

BVI Wetouch

Under the current laws of the British Virgin Islands, BVI Wetouch, subsidiaries of Wetouch, is not subject to tax on its income or capital gains. In addition, no British Virgin Islands withholding tax will be imposed upon the payment of dividends by the Company to its shareholders.

Hong Kong

HK Wetouch is incorporated in Hong Kong and is subject to profit taxes in Hong Kong at a rate of 16.5%.

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

On March 30, 2023 an independent third party acquired all shares of Sichuan Wetouch.

Sichuan Vtouch is entitled to 25% of income tax rate.

The effective income tax rates for the three-month periods ended March 31, 2023 and 2022 were 33.5% and 28.1%, respectively.

The estimated effective income tax rate for the year ended December 31, 2023 would be similar to actual effective tax rate of the three-month periods ended March 31, 2023.

NOTE 8— ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	March 31, 2023	December 31, 2022
Advance from customers	$525,782	$397,886
Accrued payroll and employee benefits	89,054	89,359
Accrued interest expenses	148,592	122,135

Accrued underwriter fees (i)	1,200,000	-
Other tax payables (ii)	-	261
Other payable to a former shareholder (iii)	-	191,180
Others (iv)	161,329	153,803
Accrued expenses and other current liabilities	$2,124,757	$944,624

(i)	On March 18, 2023, the Company entered into a private placement consent agreement with representatives related to the private placement consummated on January 19, 2023 (see Note 10) on the underwriting fees of US$1.2 million, payable only on the completion of the underwriting offering.

(ii)	Other tax payables are mainly value added tax payable.

(iii)	Other payable to a former shareholder was paid in March 2023.

(iv)	Others mainly represent accrued employee reimbursement payable and other accrued miscellaneous operating expenses.

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

The following table summarizes the outstanding promissory notes as of March 31, 2023 and December 31, 2022 (dollars in thousands):

		March 31, 2023		December 31, 2022
	Interest rate	Principal Amount	Carrying Amount	Principal Amount	Carrying Amount
Convertible Note - Talos Victory (Note 9 (b))	8%	$-	$-	$-	-
Convertible Note - Mast Hill (Note 9 (b))	8%	725,000	639,400	740,000	635,535
Convertible Note - First Fire (Note 9 (b))	8%	176,250	156,466	181,250	156,594
Convertible Note - LGH Note 9 (b))	8%	202,500	188,949	207,500	188,987
Convertible Note - Fourth Man (Note 9 (b))	8%	152,000	129,322	157,000	128,703
Convertible Note - Jeffery Street Note 9 (b))	8%	165,000	136,809	170,000	142,554
Convertible Note - Blue Lake Note 9 (b))Total	8%	-	-	-	-
Total		$1,420,750	$1,250,946	$1,455,750	$1,252,373
Amortization of discounts for the three months ended March 31, 2023			(5,186)
Convertible promissory notes payable as of March 31, 2023			$1,245,760

From December 28, 2022 to January 18, 2023, the remaining five (5) lenders and the Company entered into an amendment to the Note (“Amendment to Promissory Note”) extending maturity date for an additional 6 months.

For the three-month period ended March 31, 2023 and 2022, the Company recognized interest expenses of the Notes in the amount of US$33,399 and US$56,172, respectively.

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

The fair values of these warrants as of March 31, 2023 were calculated using the Black-Scholes option-pricing model with the following assumptions:

					March 31, 2023
	Volatility (%)	Expected dividends yield (%)	Weighted average expected life (year)	Risk-free interest rate (%) (per annum)	Common stock purchase warrants liability as of December 31, 2022(US$)	Changes of fair value of common stock purchase warrants liability (+ (loss)/(- (gain)(US$)	Common stock purchase warrants liability as of March 31, 2023 (US$)
Convertible Note - Talos Victory (Note 9 (a))	337.7%	$0.0%	$1.6	4.35%	14,803	5,663	20,466
Convertible Note - Mast Hill (Note 9 (a))	337.7%	0.0%	1.6	4.35%	101,293	38,623	139,916
Convertible Note - First Fire (Note 9 (a))	337.7%	0.0%	1.6	4.35%	33,919	12,883	46,802
Convertible Note - LGH Note 9 (a))	337.7%	0.0%	1.7	4.35%	34,028	12,888	46,916
Convertible Note - Fourth Man (Note 9 (ab))	337.7%	0.0%	1.7	4.35%	14,398	5,444	19,842
Convertible Note - Jeffery Street Note 9 (a))3,054	337.7%	0.0%	1.7	4.35%	34,134	12,892	47,026
Convertible Note - Blue Lake Note 9 (a))	337.7%	0.0%	1.7	4.35%	24,382	9,209	33,591
Total				Total	256,957	97,602	354,559

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

1) Ordinary Shares

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

On January 19, 2023, the Company sold an aggregate of 160,000,000 shares of the common stock to buyers of the private placement for an aggregate purchase price of $40,000,000, or $0.25 per share. On January 20, 2023, the Company received net proceeds of $40 million accordingly.

As of March 31, 2023, the Company had 193,604,965 issued and outstanding shares.

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

The 310,830 shares of common stock and 631,080 warrants were vested on January 1, 2021 and during the year ended December 31, 2022, 124,223 warrant shares were exercised cashless.

The fair value of above award was estimated at the grant date using Black-Scholes model for pricing the share compensation expenses. The fair value of the Black-Scholes model includes the following assumptions: expected life of 1.5 years, expected dividend rate of 0%, volatility of 215.4% and an average interest rate of 2.96%.

As of March 31, 2023, the Company had 717,217 warrants outstanding related to above mentioned services with i) weighted average exercise price of $0.01; ii) weighted average remaining contractual life of 0.8 years; and iii) aggregate intrinsic value of $0.2 million.

For the three-month periods ended March 31, 2023 and 2022, the Company recognized relevant share-based compensation expense of nil and nil for the vested shares, and nil and nil for the warrants, respectively.

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

For the three-month periods ended March 31, 2023 and 2022, five customers accounted for 22.3%, 15.7%, 15.0%, 14.2%, 12.2% and 10.8%, and six customers accounted for 18.1%, 16.2%, 15.7%, 14.7%, 12.4% and 12.3%, respectively, of the Company’s revenue.

And the Company’s top ten customers aggregately accounted for 99.6% and 99.4% of the total revenue for the three-month periods ended March 31, 2023 and 2022, respectively.

As of March 31, 2023, five customers accounted for 25.8, 17.4%, 13.8%, 12.1% and 10.9% of the total accounts receivable balance, respectively.

The Company purchases its raw materials through various suppliers. Raw material purchases from these suppliers which individually exceeded 10% of the Company’s total raw material purchases, accounted for approximately 75.0% (five suppliers) and 47.4% (four suppliers) for the three-month periods ended March 31, 2023 and 2022, respectively.

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

On May 9, 2022, pursuant to a civil mediation statement issued by the Renshou County People’s Court of Sichuan Province, Wetouch Sichuan and Guangde Cai agreed to repay Yunqing Su the principal and interest in the total amount of RMB 1,318,604 (equivalent to $191,180). Wetouch Sichuan fully paid the aforesaid amount on March 15, 2023.

ii)	Legal case with Chengdu SME Credit Guarantee Co., Ltd. on a court acceptance fee of RMB338,418 (equivalent to $49,066)

On July 5, 2013, Sichuan Wetouch obtained a one-year loan of RMB60.0 million (equivalent to $9.8 million) from Bank of Chengdu, at an annual interest rate of 8.61%. Chengdu SME Credit Guarantee Co., Ltd (“Chengdu SME”), a third party, provided a 70% guarantee and Bank of Chengdu retained 30% of the risk, while Chengdu Wetouch Technology Co. Ltd. (“Chengdu Wetouch”) and Mr. Guangde Cai provided joint and several liability guarantee for 100% of the loan.

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

On November 20, 2014, Lifan Financial Lease (Shanghai) Co., Ltd. (“Lifan Financial”) and Chengdu Wetouch entered into a Financial Lease Contract (Sale and Leaseback), which stipulated that Lifan Financial shall lease the equipment to Chengdu Wetouch after the purchase of the production equipment owned by Chengdu Wetouch at a purchase price, the purchase price/lease principal shall be RMB20 million, the rental interest rate of the leased equipment shall be 8% per year, and the lease term shall be 24 months. Upon the expiration of the lease term, Lifan Financial shall transfer the leased property to Chengdu Wetouch or a third party designated by Chengdu Wetouch at the price of RMB0 after Chengdu Wetouch has fully fulfilled its obligations, including, without limitation, the payment of the rent, liquidated damages (if any) and other contractual obligations. Guangde Cai, Sichuan Wetouch, Meishan Vtouch Electronics Technology Co., Ltd. (“Meishan Wetouch”) and Xinjiang Wetouch Electronic Technology Co., Ltd. (“Xinjiang Wetouch”) provided Lifan Financial with joint and several liability guarantee.

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

Capital expenditure commitment

On December 20, 2021, the Company entered into a contract with Shenzhen Municipal Haoyutuo Decoration & Cleaning Engineering Company Limited to purchase a facility decoration contract of RMB20.0 million (equivalent to US$3.1 million ). As of March 31, 2023, the Company has prepaid RMB15.0 million (equivalent to US$2.2 million) and recorded as construction in progress (see Note 5) and had a remaining balance of RMB5.0 million (equivalent to US$0.7 million) to be paid by the end of 2023.

NOTE 14 — REVENUES

The Company’s geographical revenue information is set forth below:

	For the Three-Month Periods Ended, March 31,
	2023	2022
Sales in PRC	$9,287,566	$8,169,567
Sales in Overseas
—Republic of China (ROC, or Taiwan)	2,119,140	1,998,679
-South Korea	1,911,297	1,763,200
-Others	115,458	63,101
Sub-total	4,145,895	3,824,980
Total revenues	$13,433,461	$11,994,547

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

The following management’s discussion and analysis should be read in conjunction with our historical financial statements and the related notes thereto. The management’s discussion and analysis contain forward-looking statements, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including those under “Risk Factors” in our Annual Report filed with the SEC on April 17, 2023, as updated in subsequent filings we have made with the SEC that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.

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

Through our wholly-owned subsidiaries, BVI Wetouch, HK Wetouch, and Sichuan Vtouch, we are engaged in the research, development, manufacturing, sales and servicing of medium to large sized projected capacitive touchscreens, which constitutes our source of revenues. We are specialized in large-format touchscreens, which are developed and designed for a wide variety of markets and used in by the financial terminals, automotive, POS, gaming, lottery, medical, HMI, and other specialized industries. Our product portfolio comprises medium to large sized projected capacitive touchscreens ranging from 7.0 inch to 42 inch screens. In terms of the structures of touch panels, we offer (i) Glass-Glass (“GG”), primarily used in GPS/car entertainment panels in mid-size and luxury cars, industrial HMI, financial and banking terminals, POS and lottery machines; (ii) Glass-Film-Film (“GFF”), mostly used in high-end GPS and entertainment panels, industrial HMI, financial and banking terminals, lottery and gaming industry; (iii) Plastic-Glass (“PG”), typically adopted by touchscreens in GPS/entertainment panels motor vehicle GPS, smart home, robots and charging stations; and (iv) Glass-Film (“GF”), mostly used in industrial HMI. The following discussion and analysis pertain financial condition and results of operations of our subsidiaries for the three-month period ended March 31, 2023 and 2022, respectively.

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

Commencing in the spring of 2021, China began to experience an increase in COVID-19 cases, and to some extent, local governments and the national government began to take more restrictive measures to stem the spread of the virus, particularly from October 2021 to December 2021 and various periods in 2022. The Company experienced several shutdowns until the period ended March 31, 2023.

To serve our customers while also providing for the safety of our employees and service providers, we have modified numerous aspects of our logistics, transportation, supply chain, purchasing, and after-sale processes. The Company has taken proactive measures to promote products to new customers and entering more regions during the three-month period ended March 31, 2023. The extent of the impact of COVID-19 on the Company’s results of operations and financial condition will depend on the virus’ future developments, including the duration and spread of the outbreak and the impact on the Company’s customers, which are still uncertain and cannot be reasonably estimated at this point of time.

Highlights for the three-month period ended March 31, 2023 include:

● Revenues were $13.4 million, an increase of 11.7% from $12.0 million in the first quarter of 2022
● Gross profit was $6.0 million, an increase of 39.5% from $4.3 million in the first quarter of 2022
● Gross profit margin was 45.0%, compared to 35.9% in the first quarter of 2022
● Net income was $2.8 million, compared to $2.5 million in the first quarter of 2022
● Total volume shipped was 635,276 units, an increase of 13.5% from 559,958 units in the first quarter of 2022

Results of Operations

The following table sets forth, for the periods indicated, statements of income data:

(in US Dollar millions, except percentage)	Three-Month Period Ended March 31,		Change
	2023	2022	%
Revenues	$13.4	$12.0	11.7%
Cost of revenues	(7.4)	(7.7)	(3.9)%
Gross profit	6.0	4.3	39.5%
Total operating expenses	(1.7)	(0.9)	88.9%
Operating income	4.3	3.4	26.5%
Total other income (expenses)	(0.1)	0.1	(200.0)%
Changes in FV of Common Stock Purchase Warrants ( gain+/loss-)	(0.1)	0.2	(150.0)%
Income before income taxes	4.2	3.5	20.0%
Income tax expense	(1.4)	(1.0)	40.0%
Net income	$2.8	$2.5	12.0%

Results of Operations - Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Revenues

We generated revenue of $13.4 million for the three months ended March 31, 2023, an increase of $1.4 million, or 11.7%, compared to $12.0 million in the same period of last year. This was due to an increase of 13.5% in sales volume, an increase of 5.4% in the average selling price of our products, and partially offset by 7.8% negative impact from exchange rate due to depreciation of RMB against US dollars, compared with those of the same period of last year.

	For the Three-Month Ended March 31,
	2023		2022		Change	Change
	Amount	%	Amount	%	Amount	%
	(in US Dollar millions except percentage)
Revenue from sales to customers in PRC	$9.3	69.4%	$8.2	68.3%	$1.1	13.4%
Revenue from sales to customers overseas	4.1	30.6%	3.8	31.7%	0.3	7.9%
Total Revenues	$13.4	100%	$12.0	100%	$1.4	11.7%

	For the Three-Month Ended March 31,
	2023		2022		Change	Change
	Unit	%	Unit	%	Unit	%
	(in UNIT, except percentage)
Units sold to customers in PRC	414.518	65.3%	356,687	63.7%	57,831	16.2%
Units sold to customers overseas	220,758	34.7%	203,271	36.3%	17,487	8.6%
Total Units Sold	635,276	100%	559,958	100%	75,318	13.5%

(i) Domestic market

For the three months ended March 31, 2023, revenue from the domestic market increased by $1.1 million or 13.4% as a combined result of: (i) an increase of 16.2% in sales volume and (ii) an increase of 5.4% in the average RMB selling price of our products, and partially offset by 7.8% negative impact from exchange rate due to depreciation of RMB against US dollars, compared with those of the same period of last year.

As for the RMB selling price, the increase of 5.4% was mainly due to the increased sales of new models of higher-end products such as POS touchscreens, industrial control computer touchscreens and gaming touch screens with higher selling prices in the domestic market during the three-month period ended March 31, 2023.

The weakening in macroeconomic conditions since the outbreak of COVID-19 pandemic in January 2020 continued to exacerbate the touch screen business environment. Due to our proactive efforts to market new models such as POS touchscreens, medical touchscreens, and industrial control computer touchscreens, and efforts to obtain new customers and penetrate into new regions, we had sales increases of 49.2% in Southwest China, 13.8% in Eastern China, and 9.0% in Southern China during the first quarter ended March 31, 2023 as compared to that of last year.

(ii) Overseas market

For the three-month period ended March 31, 2023, revenues from the overseas market was $4.1 million as compared to $3.8 million of the same period of 2022, representing an increase by $0.3 million or 7.9% mainly due to an increase of 8.6% in sales volume due to increased sales in gaming touchscreens, automotive touchscreens and industrial control computer touchscreens, partially offset by a decrease of 0.2% in average selling price.

The following table summarizes the breakdown of revenues by categories in US dollars:

	Revenues For the Three-Month Ended March 31
	2023		2022		Change	Change
	Amount	%	Amount	%	Amount	Margin%
	(in US Dollars, except percentage)
Product categories by end applications
Automotive Touchscreens	$3,234,836	24.1%	$3,012,725	25.1%	$222,111	7.4%
Industrial Control Computer Touchscreens	2,672,250	19.9%	2,298,142	19.2%	374,108	16.3%
POS Touchscreens	2,066,774	15.4%	1,956,350	16.3%	110,424	5.6%
Gaming Touchscreens	1,911,297	14.2%	1,763,069	14.7%	148,228	8.4%
Medical Touchscreens	2,094,242	15.6%	1,472,091	12.3%	622,151	42.3%
Multi-Functional Printer Touchscreens	1,454,062	10.8%	1,488,175	12.4%	(34,113)	(2.3)%
Others*	-	0.0%	3,995	0.0%	(3,995)	(100.0)%
Total Revenues	$13,433,461	100.0%	$11,994,547	100.0%	$1,438,914	11.7%

*Others include applications in self-service kiosks, ticket vending machines and financial terminals.

The Company continued to shift production mix from traditional lower-end products such as touchscreens used in automotive to high-end products such as touchscreens used in POS touchscreens, medical touchscreens and industrial control computer touchscreens, primarily due to (i) greater growth potential of computer screen models in China, and (ii) the stronger demand and better quality demand from consumers’ recognition of higher-end touch screens made with better raw materials.

Gross Profit and Gross Profit Margin

	Three-Month Period Ended March 31,		Change
(in millions, except percentage)	2023	2022	Amount	%
Gross Profit	$6.0	$4.3	$1.7	39.5%
Gross Profit Margin	45.0%	35.9%		9.1%

Gross profit was $6.0 million in the first quarter ended March 31, 2023, compared to $4.3 million in the same period of 2022. Our gross profit margin increased to 45.0% for the first quarter ended March 31, 2023, as compared to 35.9% for the same period of 2022, primarily due to the increase in sales of 11.7%, particularly high-end products such as POS touchscreens, medical touchscreens, and industrial control computer touchscreens, for the quarter ended March 31, 2023, partially offset by the increase in cost of goods sold by 3.9% including increase of cost of materials such as chip cost by 3.8%, for the three-month period ended March 31, 2023.

General and Administrative Expenses

	Three-Month Period Ended March 31,		Change
(in millions, except percentage)	2023	2022	Amount	%
General and Administrative Expenses	$1.7	$0.4	$1.3	325.0%
as a percentage of revenues	12.7%	3.3%		9.4%

General and administrative (G&A) expenses were $1.7 million for the three-month period ended March 31, 2023, compared to $0.4 million in the same period in 2022, representing an increase of $1.3 million or 325.0%. The increase was primarily due to the increase of accrued $1.2 million underwriting fees in connection with a private placement. On March 18, 2023, the Company entered into a consent agreement with representatives related to the private placement on the fees of US$1.2 million, payable only on the completion of an underwritten offering (see Note 8).

Research and Development Expenses

	Three-Month Period Ended March 31,		Change
(in US dollars, except percentage)	2023	2022	Amount	%
Research and Development Expenses	$20,885	$22,857	$(1,972)	(8.6)%
as a percentage of revenues	0.0%	0.0%		0.0%

Research and development (R&D) expenses were $20,885 for three-month period ended March 31, 2023 compared to $22,857 in the same period in 2022, representing a decrease of $1,972 of material consumption.

Operating Income

Total operating income was $4.3 million for the three-month period ended March 31, 2023 as compared to $3.4 million of the same period of last year, primarily due to higher gross margin and lower selling expenses, partially offset by higher administrative expenses for the three-month period ended March 31, 2023.

Gain (loss) on changes in fair value of Common Stock Purchase Warrants

	Three-Month Period Ended March 31,		Change
(in millions, except percentage)	2023	2022	Amount	%
Gain (loss) on changes in fair value of common stock purchase warrants	$(0.1)	$0.2	$(0.3)	(150,0)%
as a percentage of revenues	0.7%	1.7%		(1.0)%

Loss on changes in fair value of common stock purchase warrants was $97,602 for the three-month period ended March 31, 2023, as compared to gain of $160,443 on changes in fair value of common stock purchase warrants in 2022 (See Note 9 (b)).

Income Taxes

	Three-Month Period Ended March 31,		Change
(in millions, except percentage)	2023	2022	Amount	%
Income before Income Taxes	$4.2	$3.5	$0.7	20.0%
Income Tax (Expense)	(1.4)	(1.0)	(0.4)	40.0%
Effective income tax rate	33.5%	28.1%		5.4%

The effective income tax rates for the three-month periods ended March 31, 2023 and 2022 were 33.5% and 28.1%, respectively.

Net Income

As a result of the above factors, we had a net income of $2.8 million in the first quarter of 2023 compared to a net income of $2.5 million in the same quarter of 2022.

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

As of March 31, 2023, we had current assets of $107.7 million, consisting of $93.3 million in cash including $40.0 million from the stock issuance of a private placement, $13.1 million in accounts receivable, $0.2 million in inventories, and $1.1 million in prepaid expenses and other current assets. Our current liabilities as of March 31, 2023, were $7.3 million, which is comprised of $2.1 million in accounts payable, $1.4 million in income tax payable, $2.1 million in accrued expenses and other current liabilities, $0.5 million from a third-party loan, and $1.2 million in convertible promissory notes payable.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities for the three-month periods ended March 31, 2023 and 2022:

	Three-Month Period Ended March 31,
(in US Dollar millions)	2023	2022
Net cash provided by (used in) operating activities	$2.7	$(1.4)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	40.0	-
Effect of foreign currency exchange rate changes on cash and cash equivalents	(0,7)	0.0
Net increase (decrease) in cash and cash equivalents	42.0	(1.4)
Cash and cash equivalents at the beginning of period	51.3	46.2
Cash and cash equivalents at the end of period	$93.3	$44.8

Operating Activities

Net cash provided by operating activities was $2.7 million for the three-month period ended March 31, 2023, as compared to $1.4 million used in operating activities for the same period of the last year, primarily due to (i) the increase of $0.2 million net income for the three-month period ended March 31, 2023 as compared to the same period of 2022, (ii) the increase of $0.3 million loss on changes of FV of common stock purchase warrants for the three-month period ended March 31, 2023; (iii) the decrease of $2.3 million of accounts receivable for the three-month period ended March 31, 2023 due to faster collection of receivables, (iv) the decrease of $0.3 million in inventories, (v) the decrease of $0.4 million in accounts payable, (vi) the increase of $0.5 million in income tax payable, and (vii) the decrease of $0.7 million of accrued expenses and other current liabilities for the three-month period ended March 31, 2023.

Investing Activities

There was nil investing activities for the three-month periods ended March 31, 2023 and 2022.

Financing Activities

Net cash provided by financing activities for the three-month period ended March 31, 2023 were $40.0 million, due to the $40.0 million proceeds from stock issuance in a private placement.

There were nil financing activities for the three-month period ended March 31, 2022.

As of March 31, 2023, our cash and cash equivalents were $93.3 million, as compared to $51.3 million at December 31, 2022.

Days Sales Outstanding (“DSO”) has decreased to 74 days for the three-month period ended March 31, 2023 from 81 days for the year ended December 31, 2022.

The following table provides an analysis of the aging of accounts receivable as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31 2022
-Current	$8,668,782	$1,252,152
-1-3 months past due	4,186,053	4,998,596
-4-6 months past due	232,156	2,806,973
7-12 months past due	-	20
-greater than 1 year past due	-	-
Total accounts receivable	$13,086,991	$9,057,741

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

COMMITMENTS AND CONTINGENCIES

Legal Proceedings

From time to time, the Company and its affiliates are parties to various legal actions arising in the ordinary course of business. As of the date of this report, we know of no material, active, pending or threatened proceeding against us or our subsidiaries, nor are we, or any subsidiary, involved as a plaintiff or defendant in any material proceeding or pending litigation.

Capital expenditure commitment

On December 20, 2021, the Company entered into a contract with Shenzhen Municipal Haoyutuo Decoration & Cleaning Engineering Company Limited to purchase a facility decoration contract of RMB20.0 million (equivalent to US$3.1 million). As of March 31, 2023, the Company has prepaid RMB15.0 million (equivalent to US$2.2 million) and recorded as construction in progress (see Note 5) and had a remaining balance of RMB5.0 million (equivalent to US$0.7 million) to be paid by the end of 2023.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2023 due to the material weaknesses in internal control over financial reporting described below. Because of our limited operations, we have a limited number of employees which prohibits a segregation of duties. In addition, we lack a formal audit committee with a financial expert. As we grow and expand our operations we will engage additional employees and experts as needed. However, there can be no assurance that our operations will expand.

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

As of March 31, 2023, we know of no material, active, pending or threatened proceeding against us or our subsidiaries, nor are we, or any subsidiary, involved as a plaintiff or defendant in any material proceeding or pending litigation.

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

WETOUCH TECHNOLOGY INC.

Date: May 22, 2023	By:	/s/ Zongyi Lian
	Name:	Zongyi Lian
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: May 22, 2023	By:	/s/ Yuhua Huang
	Name:	Yuhua Huang
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

