Form 10-Q
period 2023-06-30
Wetouch Technology Inc.
filed 2023-08-16
CIK 1826660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended June 30, 2023

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

Yes ☐ No ☒

As of August 15, 2023, the registrant had 194,304,965 shares of common stock issued and outstanding.

WETOUCH TECHNOLOGY INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2023

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

WETOUCH TECHNOLOGY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2023

4

WETOUCH TECHNOLOGY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of June 30,	As of December 31,
	2023	2022

ASSETS
CURRENT ASSETS
Cash	$92,214,861	$51,250,505
Accounts receivable, net	13,963,453	9,057,741
Inventories	170,356	423,276
Due from a related party	1,023	-
Prepaid expenses and other current assets	1,054,421	1,450,620
TOTAL CURRENT ASSETS	107,404,114	62,182,142

Property, plant and equipment, net	10,385,590	10,923,610
TOTAL ASSETS	$117,789,704	$73,105,752

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,369,245	$1,383,094
Loan from a third party	467,936	385,791
Due to a related party	-	1,665
Income tax payable	1,503,458	22,152
Accrued expenses and other current liabilities	2,572,533	944,624
Convertible promissory notes payable	1,249,866	1,277,282
TOTAL CURRENT LIABILITIES	8,163,038	4,014,608

Common stock purchase warrants liability	212,174	256,957
TOTAL LIABILITIES	$8,375,212	$4,271,565

COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 300,000,000 shares authorized, 193,904,965 and 33,604,965 issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	$193,905	$33,605
Additional paid in capital	43,209,953	3,370,253
Statutory reserve	6,040,961	6,040,961
Retained earnings	69,833,124	62,366,892
Accumulated other comprehensive income	(9,863,451)	(2,977,524)
TOTAL STOCKHOLDERS’ EQUITY	109,414,492	68,834,187
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$117,789,704	$73,105,752

The accompanying notes are an integral part of these condensed consolidated financial statements.

WETOUCH TECHNOLOGY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	Three-Month Period Ended		Six-Month Period Ended
	June 30,		June 30,
	2023	2022	2023	2022
REVENUES	$12,774,432	$11,752,934	$26,207,893	$23,747,481
COST OF REVENUES	(6,521,015)	(6,701,935)	(13,915,676)	(14,385,727)
GROSS PROFIT	6,253,417	5,050,999	12,292,217	9,361,754

OPERATING EXPENSES
Selling expenses	(81,360)	(532,101)	(132,065)	(1,017,248)
General and administrative expenses	(56,907)	(443,146)	(1,723,663)	(815,484)
Research and development expenses	(20,384)	(21,713)	(41,269)	(44,570)
OPERATING EXPENSES	(158,651)	(996,960)	(1,896,997)	(1,877,302)

INCOME FROM OPERATIONS	6,094,766	4,054,039	10,395,220	7,484,452

Interest income	30,034	30,502	59,229	59,636
Interest expense	(38,108)	(57,391)	(71,507)	(113,563)
Gain on changes in fair value of common stock purchase warrants liability	142,386	62,208	44,784	222,651
TOTAL OTHER INCOME	134,312	35,319	32,506	168,724

INCOME BEFORE INCOME TAX EXPENSE	6,229,078	4,089,358	10,427,726	7,653,176

INCOME TAX EXPENSE	(1,556,095)	(1,158,653)	(2,961,494)	(2,159,958)

NET INCOME	$4,672,983	$2,930,705	$7,466,232	$5,493,218

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	(6,204,951)	(3,782,778)	(6,885,927)	(3,402,584)
COMPREHENSIVE INCOME (LOSS)	$(1,531,968)	$(852,073)	$580,305	$2,090,634

EARNINGS PER COMMON SHARE
Basic	$0.02	$0.09	$0.04	$0.17
Diluted	$0.02	$0.09	$0.04	$0.17
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	193,654,416	31,991,065	176,834,247	32,078,536
Diluted	195,586,979	32,605,193	180,699,373	32,692,664

The accompanying notes are an integral part of these condensed consolidated financial statements.

WETOUCH TECHNOLODY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common stock at Par value $0.001		Additional paid-in	Statutory	Retained	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	reserve	Earnings	income	equity

Balance at April 1, 2022	31,811,523	$31,812	$2,333,621	$5,067,243	$57,172,677	$2,645,362	$67,250,715

Shares issued cashless for warrants	227,512	228	(228)	-	-	-	-
Net income					2,930,705		2,930,705
Foreign currency translation adjustment	-	-	-	-	-	(3,782,778)	(3,782,778)

Balance at June 30, 2022	32,039,035	$32,040	$2,333,393	$5,067,243	$60,103,382	$(1,137,416)	$66,398,642

	Common stock at Par value $0.001		Additional paid-in	Statutory	Retained	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	reserve	Earnings	Income (loss)	equity

Balance at April 1, 2023	193,604,965	$193,605	$43,210,253	$6,040,961	$65,160,141	$(3,658,500)	$110,946,460
Exercise of warrants issued to third parties in conjunction with debt issuance in 2021	300,000	300	(300)	-	-	-	-
Net income					4,672,983		4,672,983
Foreign currency translation adjustment	-	-	-	-	-	(6,204,951)	(6,204,951)

Balance at June 30, 2023	193,904,965	$193,905	$43,209,953	$6,040,961	$69,833,124	$(9,863,451)	$109,414,492

	Common stock at Par value $0.001		Additional paid-in	Statutory	Retained	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	reserve	Earnings	income	equity

Balance at December 31, 2021	31,811,523	$31,812	$2,333,621	$5,067,243	$54,610,164	$2,265,168	$64,308,008

Shares issued cashless for warrants	227,512	228	(228)	-	-	-	-
Net income	-	-	-	-	5,493,218	-	5,493,218
Foreign currency translation adjustment	-	-	-	-	-	(3,402,584)	(3,402,584)

Balance at June 30, 2022	32,039,035	$32,040	$2,333,393	$5,067,243	$60,103,382	$(1,137,416)	$66,398,642

	Common stock at Par value $0.001		Additional paid-in	Statutory	Retained	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	reserve	Earnings	Income (loss)	equity

Balance at December 31, 2022	33,604,965	$33,605	$3,370,253	$6,040,961	$62,366,892	$(2,977,524)	$68,834,187

Shares issued to private placement	160,000,000	160,000	39,840,000	-	-	-	40,000,000
Exercise of warrants issued to third parties in conjunction with debt issuance in 2021	300,000	300	(300)	-	-	-	-
Net income	-	-	-	-	7,466,232	-	7,466,232
Foreign currency translation adjustment	-	-	-	-	-	(6,885,927)	(6,885,927)

Balance at June 30, 2023	193,904,965	$193,905	$43,209,953	$6,040,961	$69,833,124	$(9,863,451)	$109,414,492

The accompanying notes are an integral part of these condensed consolidated financial statements.

WETOUCH TECHNOLODY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six-months ended June 30,
	2023	2022

Cash flows from operating activities
Net income	$7,466,232	$5,493,218
Adjustments to reconcile net income to cash provided by operating activities
Depreciation	4,805	10,169
Amortization of discounts and issuance cost of the notes	15,151	25,896
Gain on changes in fair value of common stock purchase warrants liability	(44,784)	(222,651)

Changes in operating assets and liabilities:
Accounts receivable	(5,597,334)	(7,727,876)
Amounts due from related parties	(1,158)	-
Inventories	239,546	(276,717)
Prepaid expenses and other current assets	339,335	1,183,520
Accounts payable	1,102,812	1,365,543
Amounts due to related parties	2,164	(22,417)
Income tax payable	1,551,492	1,112,391
Accrued expenses and other current liabilities	1,680,447	557,669
Net cash provided by operating activities	6,758,708	1,498,745

Cash flows from investing activities

Net cash provided by investing activities	-	-

Cash flows from financing activities

Proceeds from stock issuance of private placement	40,000,000	-
Proceeds from interest-free advances from a third party	82,145	-
Repayments of convertible promissory notes payable	(35,000)	-
Net cash provided by financing activities	40,047,145	-

Effect of changes of foreign exchange rates on cash	(5,841,498)	(2,516,649)
Net increase in cash	40,964,356	(1,017,904)
Cash, beginning of period	51,250,505	46,163,704
Cash, end of period	$92,214,861	$45,145,800
Supplemental disclosures of cash flow information
Income tax paid	$2,961,494	$1,045,215

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

On March 30, 2023 an independent third party acquired all shares of Sichuan Wetouch in a nominal amount.

As a result of the above restructuring, HK Wetouch became the sole shareholder of Sichuan Vtouch.

The following diagram illustrates our current corporate structure:

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

In the opinion of the management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of June 30, 2023, the results of operations and cash flows for the six-month periods ended June 30, 2023 and 2022 have been made. However, the results of operations included in such financial statements may not necessarily be indicative of annual results.

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

Significant Accounting Policies

For a detailed discussion about Wetouch’s significant accounting policies, refer to Note 2 — “Summary of Significant Accounting Policies,” in Wetouch’s consolidated financial statements included in Company’s 2022 audited consolidated financial statements. During the six-month periods ended June 30, 2023, there were no significant changes made to Wetouch significant accounting policies.

NOTE-3- ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	June 30, 2023	December 31 2022
Accounts receivable	$13,963,453	$9,057,741
Allowance for doubtful accounts	-	-
Accounts receivable, net	$13,963,453	$9,057,741

The Company’s accounts receivable primarily includes balance due from customers when the Company’s products are sold and delivered to customers.

NOTE-4 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	June 30, 2023	December 31, 2022
Advance to suppliers	$327,861	$333,920
VAT input credits	-	355,482
Issue cost related to convertible promissory notes	74,047	81,614
Prepayment for land use right (i)	541,314	569,105
Security deposit (ii)	54,197	56,979
Others receivable (iii)	57,002	53,520
Prepaid expenses and other current assets	$1,054,421	$1,450,620

(i)	On July 23, 2021, Sichuan Vtouch entered into a contract with Chengdu Wenjiang District Planning and Natural Resources Bureau for purchasing a land use right of 131,010 square feet with a consideration of RMB3,925,233 (equivalent to $541,314) for the new facility. The Company made a full prepayment by November 18, 2021. Upon a certificate of land use right issued by the local government, which is estimated to be obtained by the fourth quarter of 2023, the Company will reclassify this prepayment to intangible assets accordingly.

(ii)	On July 28, 2021, Sichuan Vtouch made a security deposit of RMB393,000 (equivalent to $54,197) to Chengdu Cross-Strait Science and Technology Industry Development Park Management Committee to obtain a construction license for new facility. This deposit will be refunded upon the issuance of the construction license by the end of 2023.

(iii)	Other receivables are mainly employee advances, and prepaid expenses.

NOTE 5— PROPERTY, PLANT AND EQUIPMENT, NET

	June 30, 2023	December 31, 2022
Buildings	$11,877	$12,487
Vehicles	40,380	42,453
Construction in progress	10,351,603	10,883,051
Subtotal	10,403,860	10,937,991
Less: accumulated depreciation	(18,270)	(14,381)
Property, plant and equipment, net	$10,385,590	$10,923,610

Depreciation expense was $2,372 and $7,216 for the three-month period ended June 30, 2023 and 2022, respectively, and $4,805 and $9,838 for the six-month period ended June 30, 2023 and 2022, respectively.

Pursuant to local PRC government guidelines on local environment issues and the national overall plan, Sichuan Wetouch is under the government directed relocation order to relocate no later than December 31, 2021 and received compensation accordingly. On March 18, 2021, pursuant to the agreement with the local government and an appraisal report issued by a mutual agreed appraiser, Sichuan Wetouch received a compensation of RMB115.2 million ($15.9 million) (“Compensation Funds”) for the withdrawal of the right to use of state-owned land and the demolition of all buildings, facilities, equipment and all other appurtenances on the land.

On March 16, 2021, in order to minimize interruption of our business, Sichuan Vtouch entered into a leasing agreement with Sichuan Renshou Shigao Tianfu Investment Co., Ltd. (later renamed as Meishan Huantian Industrial Co., Ltd.), a limited company owned by the local government, to lease the property, and all buildings, facilities and equipment thereon (“Demised Properties) of Sichuan Wetouch, commencing from April 1, 2021 until December 31, 2021 at a monthly rent of RMB300,000 ($41,372), and renewed on December 31, 2021 at a monthly rent of RMB 400,000 ($55,162) from January 1, 2022 till October 31, 2023 for the use of the Demised Properties.

NOTE 6 – RELATED PARTY TRANSACTIONS

Amounts due from a related party are as follows:

	Relationship	June 30, 2023	December 31, 2022	Note

Mr. Zongyi Lian	President and CEO of the Company	$1,023	$-	Receivable from employee
Total		$1,023	$-

Amounts due to a related party are as follows:

	Relationship	June 30, 2023	December 31, 2022	Note
Mr. Zongyi Lian	President and CEO of the Company	-	1,665	Payable to employee
Total		$-	$1,665

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

The effective income tax rates for the six-month periods ended June 30, 2023 and 2022 were 28.4% and 28.2%, respectively.

The estimated effective income tax rate for the year ended December 31, 2023 would be similar to actual effective tax rate of the six-month periods ended June 30, 2023.

NOTE 8— ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	June 30, 2023	December 31, 2022
Advance from customers	$530,739	$397,886
Accrued payroll and employee benefits	83,034	89,359
Accrued interest expenses	178,490	122,135
Accrued underwriter fees (i)	1,200,000	-
Other tax payables (ii)	321,377	261
Other payable to a former shareholder (iii)	-	191,180
Accrued professional fees	99,412	-
Others (iv)	159,481	153,803
Accrued expenses and other current liabilities	$2,572,533	$944,624

(i)	On March 18, 2023, the Company entered into a private placement consent agreement with representatives related to the private placement consummated on January 19, 2023 (see Note 10) on the underwriting fees of US$1.2 million, payable only on the completion of the underwriting offering.

(ii)	Other tax payables are mainly value added tax payable.

(iii)	Other payable to a former shareholder was paid in March 2023.

(iv)	Others mainly represent accrued employee reimbursement payable and other accrued miscellaneous operating expenses.

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

The following table summarizes the outstanding promissory notes as of June 30, 2023 and December 31, 2022 (dollars in thousands):

	June 30, 2023		December 31, 2022
	Interest rate	Principal Amount	Carrying Amount	Principal Amount	Carrying Amount
Convertible Note - Talos Victory (Note 9 (b))	8%	$-	$-	$-	-
Convertible Note - Mast Hill (Note 9 (b))	8%	725,000	658,988	740,000	635,535
Convertible Note - First Fire (Note 9 (b))	8%	176,250	125,922	181,250	156,594
Convertible Note - LGH Note 9 (b))	8%	202,500	194,094	207,500	188,987
Convertible Note - Fourth Man (Note 9 (b))	8%	152,000	133,510	157,000	128,703
Convertible Note - Jefferson Street Note 9 (b))	8%	165,000	141,240	170,000	142,554
Convertible Note - Blue Lake Note 9 (b))	8%	-	-	-	-
Total		$1,420,750	$1,253,754	$1,455,750	$1,252,373
Amortization of discounts for the six months ended June 30, 2023			(3,888)
Convertible promissory notes payable as of June 30, 2023			$1,249,866

From December 28, 2022 to January 18, 2023, the remaining five (5) lenders and the Company entered into an amendment to the Note (“Amendment to Promissory Note”) extending maturity date for an additional 6 months.

For the six-month period ended June 30, 2023 and 2022, the Company recognized interest expenses of the Notes in the amount of US$71,507 and US$113,563, respectively.

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

The Warrants issued to the Lenders granted each of the Lenders the right to purchase up to 200,000 shares of common stock of the Company at an exercise price of $1.25 per share. However, if the Company closes an Uplist Offering on or before the 180th calendar date after the issuance date of the Warrants, then the exercise price shall be 125% of the offering price of a share in the Uplist Offering. If the adjusted exercise price as a result of the Uplist Offering is less than $1.25 per share. then the number of shares for which the Warrants are exercisable shall be increased such that the total exercise price, after taking into account the decrease in the per share exercise price, shall be equal to the total exercise price prior to such adjustment.

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

On January 17, 2022, we closed a private offering of ordinary shares and warrants to purchase ordinary shares. A total of 2,750,000 ordinary shares (the “Shares”) were issued to a total of five (5) investors (the “Investors”) at a subscription price of $0.80 per share for total subscription proceeds of $2,200,000. In addition, for each share subscribed for by the Investors, we issued one (1) warrant to purchase one (1) ordinary share at an exercise price of $0.88 per share, exercisable for a period of twenty-four (24) months (the “Warrants”). We have agreed to register the Investors’ re-sale of the Shares by way of a prospectus supplement to our currently effective unallocated shelf registration statement on Form F-3, (SEC File No. 333-267116). The offer and sale of the Shares and the Warrants was exempt under Rule 506 of Regulation D under the Securities Act of 1933 (the “Securities Act”). We engaged in no general solicitation or advertising with regard to the offering and the offering was made solely to “Accredited Investors” as defined in Rule 501 of Regulation D under the Securities Act.

On April 14, April 27, and September 1, 2022, three lenders exercised cashless for 115,540 (4th Man), 111,972 (Talos) and (Blue lake) warrant shares, respectively.

On June 16, 2023, one lender exercised cashless for 300,000 (Mast Hill) warrants shares.

The fair values of these warrants as of June 30, 2023 were calculated using the Black-Scholes option-pricing model with the following assumptions:

					June 30, 2023
	Volatility (%)	Expected dividends yield (%)	Weighted average expected life (year)	Risk-free interest rate (%) (per annum)	Common stock purchase warrants liability as of December 31, 2022(US$)	Changes of fair value of common stock purchase warrants liability (+ (loss)/(- (gain)(US$)	Common stock purchase warrants liability as of June 30, 2023 (US$)
Convertible Note - Talos Victory (Note 9 (a))	355.5%	$0.0%	$1.3	5.14%	14,803	5,369	20,172
Convertible Note - Mast Hill (Note 9 (a))	355.5%	0.0%	1.4	5.14%	101,293	(101,293)	-
Convertible Note - First Fire (Note 9 (a))	355.5%	0.0%	1.4	5.14%	33,919	12,315	46,234
Convertible Note - LGH Note 9 (a))	355.5%	0.0%	1.4	5.14%	34,028	12,355	46,383
Convertible Note - Fourth Man (Note 9 (ab))	355.5%	0.0%	1.4	5.14%	14,398	5,228	19,626
Convertible Note - Jefferson Street Note 9 (a))3,054	355.5%	0.0%	1.4	5.14%	34,134	12,392	46,526
Convertible Note - Blue Lake Note 9 (a))	355.5%	0.0%	1.4	5.14%	24,382	8,851	33,233
Total				Total	256,957	(44,784)	212,174

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

On January 19, 2023, the Company sold an aggregate of 160,000,000 shares of the common stock to buyers of the private placement for an aggregate purchase price of $40,000,000, or $0.25 per share On January 20, 2023, the Company received net proceeds of $40 million accordingly.

During the six-month ended June 30, 2023, the Company issued 300,000 to a third party for warrant exercise (see Note 9).

As of June 30, 2023, the Company had 193,904,965 issued and outstanding shares.

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

As of June 30, 2023, the Company had 717,217 warrants outstanding related to above mentioned services with i) weighted average exercise price of $0.01; ii) weighted average remaining contractual life of 0.5 years; and iii) aggregate intrinsic value of $0.3 million.

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

For the three-month periods ended June 30, 2023 and 2022, six customers accounted for 23.2%, 17.6%, 14.8%, 13.6%, 10.2% and 10.2%, and five customers accounted for 21.4%, 15.6%, 15.6%, 15.3% and 11.7%, respectively, of the Company’s revenue.

For the six-month periods ended June 30, 2023 and 2022, six customers accounted for 22.7%, 16.3%, 15.2%, 13.9%, 11.2% and 10.3%, and four customers accounted for 26.8%, 21.5%, 13.4% and 13.0%, respectively, of the Company’s revenue.

And the Company’s top ten customers aggregately accounted for 99.9% and 99.9% of the total revenue for the three-month periods ended June 30, 2023 and 2022, and 99.6% and 99.4% for the six-month periods ended June 30, 2023 and 2022.

As of June 30, 2023, three customers accounted for 35.7%, 17.6%, and 11.1% of the total accounts receivable balance, respectively.

The Company purchases its raw materials through various suppliers. Raw material purchases from these suppliers which individually exceeded 10% of the Company’s total raw material purchases, accounted for approximately 28.4% (two suppliers) and 46.7% (four suppliers) for the three-month periods, respectively, 25.3% (two suppliers) and 47.0% (four suppliers) for the six-month periods ended June 30, 2023 and 2022, respectively.

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

Please also refer to NOTE 13 - commitments and contingencies of the Annual Report filed on April 17, 2023.

Capital expenditure commitment

On December 20, 2021, the Company entered into a contract with Shenzhen Municipal Haoyutuo Decoration & Cleaning Engineering Company Limited to purchase a facility decoration contract of RMB20.0 million (equivalent to US$3.1 million). As of June 30, 2023, the Company has prepaid RMB15.0 million (equivalent to US$2.1 million) and recorded as construction in progress (see Note 5) and had a remaining balance of RMB5.0 million (equivalent to US$0.7 million) to be paid by the end of 2023.

NOTE 14 — REVENUES

The Company’s geographical revenue information is set forth below:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2023	2022	2023	2022
	US$	US$	US$	US$
Sales in PRC	$9,108,145	$8,104,365	$18,395,711	$16,262,309
Sales in Overseas
—Republic of China (ROC, or Taiwan)	1,900,147	1,851,955	4,019,287	3,856,534
-South Korea	1,733,135	1,797,900	3,644,432	3,566,827
-Others	33,005	(1,286)	148,463	61,811
Sub-total	3,666,287	3,648,569	7,812,182	7,485,172
Total Revenue	$12,774,432	$11,752,934	$26,207,893	$23,747,481

NOTE 15 — SUBSEQUENT EVENT

On February 17, 2023, the Board of Directors of the Company authorized a reverse stock split with a ratio of not less than one to five (1:5) and not more than one to eighty (1:80), with the exact amount and the timing of the reverse stock split to be as determined by the Chairman of the Board. On July 16, 2023, the Chairman of Company issued a certificate to determine that the reverse stock split ratio of its common stock was fixed at 1-for-20. The Company will retroactively restate the number of shares of common stock outstanding once it is implemented.

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

Through our wholly-owned subsidiaries, BVI Wetouch, HK Wetouch, and Sichuan Vtouch, we are engaged in the research, development, manufacturing, sales and servicing of medium to large sized projected capacitive touchscreens, which constitutes our source of revenues. We are specialized in large-format touchscreens, which are developed and designed for a wide variety of markets and used in by the financial terminals, automotive, POS, gaming, lottery, medical, HMI, and other specialized industries. Our product portfolio comprises medium to large sized projected capacitive touchscreens ranging from 7.0 inch to 42 inch screens. In terms of the structures of touch panels, we offer (i) Glass-Glass (“GG”), primarily used in GPS/car entertainment panels in mid-size and luxury cars, industrial HMI, financial and banking terminals, POS and lottery machines; (ii) Glass-Film-Film (“GFF”), mostly used in high-end GPS and entertainment panels, industrial HMI, financial and banking terminals, lottery and gaming industry; (iii) Plastic-Glass (“PG”), typically adopted by touchscreens in GPS/entertainment panels motor vehicle GPS, smart home, robots and charging stations; and (iv) Glass-Film (“GF”), mostly used in industrial HMI. The following discussion and analysis pertain financial condition and results of operations of our subsidiary for the six-month period ended June 30, 2023 and 2022, respectively.

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

Commencing in the spring of 2021, China began to experience an increase in COVID-19 cases, and to some extent, local governments and the national government began to take more restrictive measures to stem the spread of the virus, particularly from October 2021 to December 2021 and various periods in 2022. Since December 2022, many of the restrictive policies previously adopted by the PRC government to control the spread of COVID-19 have been revoked or replaced with more flexible measures. Although there were occasional increases in COVID-19 cases in China after the government abandoned its restrictive policies, as of the date of this Quarterly Report, our PRC subsidiary has resumed normal operations. There are still uncertainties of future impact of the COVID-19 pandemic, and the extent of the impact will depend on a number of factors, including the duration and severity of the pandemic; and the macroeconomic impact of government measures to contain the spread of COVID-19 and related government stimulus measures.

Highlights for the three-month period ended June 30, 2023 include:

● Revenues were $12.8 million, an increase of 8.4% from $11.8 million in the second quarter of 2022
● Gross profit was $6.3 million, an increase of 23.5% from $5.1 million in the second quarter of 2022
● Gross profit margin was 49.0%, compared to 43.0% in the second quarter of 2022
● Net income was $4.7 million, compared to $2.9 million in the second quarter of 2022
● Total volume shipped was 590,140 units, an increase of 4.1% from 556,875 units in the second quarter of 2022

Results of Operations

The following table sets forth, for the periods indicated, statements of income data:

(in US Dollar millions, except percentage)	Three-Month Period Ended June 30,		Change	Six-Month Period Ended June 30,		Change
	2023	2022	%	2023	2022	%
Revenues	$12.8	$11.8	8.5%	$26.2	$23.7	10.5%
Cost of revenues	(6.5)	(6.7)	(3.0)%	(13.9)	(14.4)	(3.5)%
Gross profit	6.3	5.1	23.5%	12.3	9.4	30.9%
Total operating expenses	(0.2)	(1.0)	(80.0)%	(1.9)	(1.9)	(0.0)%
Operating income	6.1	4.1	48.8%	10.4	7.5	38.7%
Gain on changes of fair values of Common Stock Purchase Warrant	0.1	0.0	N/A	0.0	0.2	(100.0)%
Income before income taxes	6.2	4.1	51.2%	10.4	7.7	35.1%
Income tax expense	(1.5)	(1.2)	25.0%	(2.9)	(2.2)	31.8%
Net income	$4.7	$2.9	62.1%	$7.5	$5.5	36.4%

Results of Operations - Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

Revenues

We generated revenue of $12.8 million for the three months ended June 30, 2023, an increase of $1.1 million, or 8.5%, compared to $11.8 million in the same period of last year, primarily due to increase of 4.1% in sales volume, an increase of 10.4% in the average selling price of our products, and partially offset by 6.1% negative impact from exchange rate due to depreciation of RMB against US dollars, compared with those of the same period of last year.

	For the Three-Month Period Ended June 30,
	2023		2022		Change	Change
	Amount	%	Amount	%	Amount	%
	(in US Dollar millions except percentage)
Revenue from sales to customers in PRC	$9.1	71.1%	$8.1	68.6%	$1.0	12.3%
Revenue from sales to customers overseas	3.7	28.9%	3.7	31.4%	0.0	0.0%
Total Revenues	$12.8	100%	$11.8	100%	$1.0	8.5%

	For the Three-Month Period Ended June 30,
	2023		2022		Change	Change
	Unit	%	Unit	%	Unit	%
	(in UNIT, except percentage)
Units sold to customers in PRC	418,190	70.9%	382,711	67.5%	35,479	9.3%
Units sold to customers overseas	171,950	29.1%	184,164	32.5%	(12,214)	(6.6)%
Total Units Sold	590,140	100%	566,875	100%	23,265	4.1%

(i) Domestic market

For the three months ended June 30, 2023, revenue from the domestic market increased by $1.0 million or 12.3% as a combined result of: (i) an increase of 9.3% in sales volume and (ii) an increase of 8.8% in the average RMB selling price of our products, and partially offset by 6.1% negative impact from exchange rate due to depreciation of RMB against US dollars, compared with those of the same period of last year.

As for the RMB selling price, the increase of 8.8% was mainly due to the increased sales of new models of higher-end products such as POS touchscreens and industrial control computer touchscreens with higher selling prices in the domestic market during the three-month period ended June 30, 2023.

The weakening in macroeconomic conditions since the outbreak of COVID-19 pandemic in January 2020 continued to exacerbate the touch screen business environment. Due to our proactive efforts to market new models such as POS touchscreens, medical touchscreens, and industrial control computer touchscreens, and efforts to obtain new customers and penetrate into new regions, we had sales increases of 35.5% in Southwest China, 19.4% in South China, and 13.5% in Eastern China during the second quarter ended June 30, 2023 as compared to that of last year.

(ii) Overseas market

For the three-month period ended June 30, 2023 and 2022, revenues from overseas market remained stable at $3.7 million. We had an increase of 9.9% in average selling price, although the sales volume were flat.

The following table summarizes the breakdown of revenues by categories in US dollars:

	Revenues For the Three-Month Period Ended June 30,
	2023		2022		Change	Change
	Amount	%	Amount	%	Amount	Margin%
	(in US Dollars, except percentage)
Product categories by end applications
Automotive Touchscreens	$3,210,054	25.1%	$2,904,951	24.7%	$305,103	10.5%
Industrial Control Computer Touchscreens	2,422,606	19.0%	2,344,118	20.0%	78,488	3.3%
POS Touchscreens	2,278,814	17.8%	2,017,900	17.2%	260,914	12.9%
Medical Touchscreens	1,888,053	14.8%	1,576,755	14.4%	311,298	19.7%
Gaming Touchscreens	1,733,135	13.6%	1,803,630	15.3%	(70,495)	(3.9)%
Multi-Functional Printer Touchscreens	1,241,770	9.7%	1,105,671	9.4%	136,099	12.3%
Others*	-	0.0%	(91)	0.0%	91	0.0%
Total Revenues	$12,774,432	100.0%	$11,752,934	100.0%	$1,021,498	8.5%

*Others include applications in self-service kiosks, ticket vending machine and financial terminals.

The Company continued to shift production mix from traditional lower-end products such as touchscreens used in industrial control computer industries to high-end products such as touchscreens used in POS touchscreens, medical touchscreens, multi-functional printer touchscreens, and automotive touchscreen, primarily due to (i) greater growth potential of computer screen models in China, and (ii) the stronger demand and better quality demand from consumers’ recognition of higher-end touch screens made with better raw materials.

Gross Profit and Gross Profit Margin

	Three-Month Period Ended June 30,		Change
(in millions, except percentage)	2023	2022	Amount	%
Gross Profit	$6.3	$5.1	$1.2	23.5%
Gross Profit Margin	49.0%	43.0%		6.0%

Gross profit was $6.3 million in the second quarter ended June 30, 2023, compared to $5.1 million in the same period of 2022. Our gross profit margin increased to 49.0% for the second quarter ended June 30, 2023, as compared to 43.0% for the same period of 2022, primarily due to the increase in revenues of 8.5%, particularly high-end products such as POS touchscreens, medical touchscreens, and multi-functional printer touchscreens for the quarter ended June 30, 2023, partially offset by the increase in cost of goods sold by 1.7% including increase of cost of materials such as chip cost by 1.5%, for the three-month period ended June 30, 2023.

General and Administrative Expenses

	Three-Month Period Ended June 30,		Change
(in US dollars, except percentage)	2023	2022	Amount	%
General and Administrative Expenses	$56,907	$443,146	$(386,239)	(87.2)%
as a percentage of revenues	0.4%	3.8%		(3.4)%

General and administrative (G&A) expenses were $56,907 for the three-month period ended June 30, 2023, compared to $443,146 in the same period in 2022. The decrease was primarily due to the decrease of salary and wages expenses and miscellaneous expenses.

Research and Development Expenses

	Three-Month Period Ended June 30,		Change
(in US dollars, except percentage)	2023	2022	Amount	%
Research and Development Expenses	$20,384	$21,713	$(1,329)	(6.1)%
as a percentage of revenues	0.2%	0.2%		0.0%

Research and development (R&D) expenses were $20,384 for the three-month period ended June 30, 2023 compared to $21,713 in the same period in 2022, representing a decrease of $1,329 of material consumption.

Operating Income

Total operating income was $6.1 million for the three-month period ended June 30, 2023 as compared to $4.0 million of the same period of last year, primarily due to higher gross margin and lower selling expenses, and administrative expenses for the three-month period ended June 30, 2023.

Gain on changes in fair value of Common Stock Purchase Warrants

	Three-Month Period Ended June 30,		Change
(in millions, except percentage)	2023	2022	Amount	%
Gain on changes in fair value of Common Stock Purchase Warrants	$0.1	$0.0	$0.1	N/A
as a percentage of revenues	0.8%	0.0%		0.8%

Gain on changes in fair value of common stock purchase warrants was $0.1 million and $0.0 million for the three-month periods ended June 30, 2023 and 2022, respectively (See Note 9 (b)).

Income Taxes

	Three-Month Period Ended June 30,		Change
(in millions, except percentage)	2023	2022	Amount	%
Income before Income Taxes	$6.2	$4.1	$2.1	51.2%
Income Tax (Expense)	(1.5)	(1.2)	(0.3)	25.0%
Effective income tax rate	25.0%	28.3%		(3.3)%

The effective income tax rates for the three-month periods ended June 30, 2023 and 2022 were 25.0% and 28.3%, respectively.

Net Income

As a result of the above factors, we had a net income of $4.7 million in the second quarter of 2023 compared to a net income of $2.9 million in the same quarter of 2022.

Results of Operations - Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Revenues

We generated revenue of $26.2 million for the six months ended June 30, 2023, an increase of $2.5 million, or 10.5%, compared to $23.7 million in the same period of last year. This was mainly due to an increase of 28.1% in the average RMB selling price of our products, partially offset by the decrease of 7.9% in sales volume and 6.9% negative impact from exchange rate due to depreciation of RMB against US dollars, compared with those of the same period of last year.

	For the Six-Month Period Ended June 30,
	2023		2022		Change	Change
	Amount	%	Amount	%	Amount	%
	(in US Dollar millions except percentage)
Revenue from sales to customers in PRC	$18.4	70.3%	$16.2	68.5%	$2.2	13.6%
Revenue from sales to customers overseas	7.8	29.7%	7.5	31.5%	0.3	4.0%
Total Revenues	$26.2	100%	$23.7	100%	$2.5	10.5%

	For the Six-Month Period Ended June 30,
	2023		2022		Change	Change
	Unit	%	Unit	%	Unit	%
	(in UNIT, except percentage)
Units sold to customers in PRC	842,308	68.7%	739,398	55.6%	102,910	13.9%
Units sold to customers overseas	383,108	31.3%	590,706	44.4%	(207,598)	(35.1)%
Total Units Sold	1,225,416	100%	1,330,104	100%	(104,688)	(7.9)%

(i) Domestic market

For the six months ended June 30, 2023, revenue from domestic market increased by $2.2 million or 13.6% as a combined result of: (i) an increase of 13.9% in sales volume and (ii) an increase of 6.2% in the average RMB selling price of our products, and partially offset by 6.9% negative impact from exchange rate due to depreciation of RMB against US dollars, compared with those of the same period of last year.

As for the RMB selling price, the increase of 6.2% was mainly due to the increased sales of new models of higher-end products such as POS touchscreens, industrial control computer touchscreens and gaming touch screens with higher selling prices in the domestic market during the three-month period ended June 30, 2023.

The weakening in macroeconomic conditions since the outbreak of COVID-19 pandemic in January 2020 continued to exacerbate the touch screen business environment. Due to our proactive efforts to market new models such as POS touchscreens, medical touchscreens, and industrial control computer touchscreens, and efforts to obtain new customers and penetrate into new regions, we had sales increases of 35.5% in Southwest China, 19.4% in South China, and 13.6% in East China during the six-month period ended June 30, 2023.

(ii) Overseas market

For the six-month period ended June 30, 2023, revenues from overseas market were $7.8 million as compared to $7.5 million of the same period of 2022, representing an increase by $0.3 million or 4.0% mainly due to increase of 5.6% in average selling price, and partially offset by the decrease of 35.1% in sales volume due to decreased sales in gaming touchscreens and automotive touchscreens as a result of demand decreasing from overseas market.

The following table summarizes the breakdown of revenues by categories in US dollars:

	Revenues For the Six-Month Period Ended June 30,
	2023		2022		Change	Change
	Amount	%	Amount	%	Amount	Margin%
	(in US Dollars, except percentage)
Product categories by end applications
Automotive Touchscreens	$6,444,890	24.6%	$5,917,676	24.9%	$527,214	8.9%
Industrial Control Computer Touchscreens	5,094,856	19.4%	4,642,261	19.6%	452,595	5.7%
POS Touchscreens	4,345,588	16.6%	3,566,699	15.0%	778,889	21.8%
Medical Touchscreens	3,982,295	15.2%	3,048,846	12.8%	933,449	30.6%
Gaming Touchscreens	3,644,432	13.9%	3,974,250	16.8%	(329,818)	(8.3)%
Multi-Functional Printer Touchscreens	2,695,832	10.3%	2,593,846	10.9%	101,986	3.9%
Others*	-	0.0%	3,903	0.0%	(3,903)	(0.0)%
Total Revenues	$26,207,893	100.0%	$23,747,481	100.0%	$2,460,412	10.5%

*Others include applications in self-service kiosks, ticket vending machine and financial terminals.

The Company continued to shift production mix from traditional lower-end products such as touchscreens used in industrial control computer industries to high-end products such as POS touchscreens, medical touchscreens, and automotive touchscreens, primarily due to (i) greater growth potential of computer screen models in China, (ii) the stronger demand and better quality demand from consumers’ recognition of higher-end touch screens made by better raw materials.

Gross Profit and Gross Profit Margin

	Six-Month Period Ended June 30,		Change
(in millions, except percentage)	2023	2022	Amount	%
Gross Profit	$12.3	$9.4	$2.9	30.9%
Gross Profit Margin	46.9%	39.4%		7.5%

Gross profit was $12.3 million during the six-month period ended June 30, 2023, compared to $9.4 million in the same period of 2022. Our gross profit margin increased to 46.9% for the six-month period ended June 30, 2023, as compared to 39.4% for the same period of 2022, primarily due to the increase in sales of 10.5%, particularly high-end products such as POS touchscreens, medical touchscreens, and automotive touchscreens, for the six-month period ended June 30, 2023, partially offset by the increase in cost of goods sold by 2.8% including increase of cost of materials such as chip cost by 2.7%, for the six-month period ended June 30, 2023.

General and Administrative Expenses

	Six-Month Period Ended June 30,		Change
(in millions, except percentage)	2023	2022	Amount	%
General and Administrative Expenses	$1.7	$0.8	$0.9	112.5%
as a percentage of revenues	6.5%	3.4%		3.1%

General and administrative (G&A) expenses were $1.7 million for the six-month period ended June 30, 2023, compared to $0.8 million in the same period in 2022, representing an increase of $0.9 million or 112.5%. The increase was primarily due to the increase of accrued $1.2 million underwriting fees in connection with a private placement, partially offset by the decrease of $0.2 million in salary and wages and other miscellaneous expenses. On March 18, 2023, the Company entered into a consent agreement with representatives related to the private placement on the fees of US$1.2 million, payable only on the completion of an underwritten offering (see Note 8).

Research and Development Expenses

	Six-Month Period Ended June 30,		Change
(in US dollars, except percentage)	2023	2022	Amount	%
Research and Development Expenses	$41,269	$44,570	$(3,301)	(7.4)%
as a percentage of revenues	0.0%	0.0%		0.0%

Research and development (R&D) expenses were $41,269 for the six-month period ended June 30, 2023 compared to $44,570 in the same period in 2022.

Operating Income

Total operating income was $10.4 million for the six-month period ended June 30, 2023 as compared to $7.5 million of the same period of last year due to higher gross profit and lower selling expenses, partially offset by higher general & administration expenses.

Gain (loss) on changes in fair value of Common Stock Purchase Warrants

	Six-Month Period Ended June 30,		Change
(in US$ millions, except percentage)	2023	2022	Amount	%
Gain on changes in fair value of Common Stock Purchase Warrants	$0.0	$0.2	$(0.2)	(100.0)%
as a percentage of revenues	0.0%	0.8%		(0.8)%

Gain on changes in fair value of common stock purchase warrants was $44,784 for the six-month period ended June 30, 2023, as compared to gain of $0.2 million on changes in fair value of common stock purchase warrants in the same period of 2022 (See Note 9 (b)).

Income Taxes

	Six-Month Period Ended June 30,		Change
(in millions, except percentage)	2023	2022	Amount	%
Income before Income Taxes	$10.4	$7.7	$2.7	35.1%
Income Tax (Expense)	(2.9)	(2.2)	(0.7)	31.8%
Effective income tax rate	28.4%	28.2%		0.2%

The effective income tax rates for the six-month periods ended June 30, 2023 and 2022 were 28.4% and 28.2%, respectively.

Our PRC subsidiary Sichuan Vtouch had $92.2 million of cash and cash equivalents of June 30, 2023, which are planned to be indefinitely reinvested in PRC. The distributions from our PRC subsidiary are subject to the U.S. federal income tax at 21%, less any applicable foreign tax credits. Due to our policy of indefinitely reinvesting our earnings in our PRC business, we have not provided for deferred income tax liabilities related to PRC withholding income tax on undistributed earnings of our PRC subsidiaries.

Net Income

As a result of the above factors, we had a net income of $7.5 million in the six-month period ended June 30, 2023 compared to a net income of $5.5 million in the same period of 2022.

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

As of June 30, 2023, we had current assets of $107.4 million, consisting of $92.2 million in cash including $40.0 million from the stock issuance of a private placement, $14.0 million in accounts receivable, $0.2 million in inventories, and $1.1 million in prepaid expenses and other current assets. Our current liabilities as of June 30, 2023, were $8.1 million, which is comprised of $2.4 million in accounts payable, $1.5 million in income tax payable, $2.5 million in accrued expenses and other current liabilities, $0.5 million from a third-party loan, and $1.2 million in convertible promissory notes payable.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities for the six-month period ended June 30, 2023 and 2022:

	Six-Month Period Ended June 30,
(in US Dollar millions)	2023	2022
Net cash provided by operating activities	$6.8	$1.5
Net cash provided by investing activities	-	-
Net cash provided by financing activities	40.0	-
Effect of foreign currency exchange rate changes on cash and cash equivalents	(5.8)	(2.5)
Net increase (decrease) in cash and cash equivalents	41.0	(1.0)
Cash and cash equivalents at the beginning of period	51.2	46.1
Cash and cash equivalents at the end of period	$92.2	$45.1

Operating Activities

Net cash provided by operating activities was $6.8 million for the six-month period ended June 30, 2023, as compared to $1.5 million used in operating activities for the same period of the last year, primarily due to (i) the increase of $1.9 million net income for the six-month period ended June 30, 2023 as compared to the same period of 2022, (ii) the increase of $0.3 million loss on changes of FV of common stock purchase warrants for the six-month period ended June 30, 2023; (iii) the decrease of $2.1 million of accounts receivable for the six-month period ended June 30, 2023 due to faster collection of receivables, (iv) the decrease of $0.5 million in inventories, (v) the decrease of $0.3 million in accounts payable, (vi) the increase of $0.4 million in income tax payable, and (vii) the decrease of $1.0 million of accrued expenses and other current liabilities for the six-month period ended June 30, 2023, partially offset by the decrease in $0.8 million in account payable for the six-month period ended June 30, 2023.

Investing Activities

There was nil investing activities for the six-month periods ended June 30, 2023 and 2022.

Financing Activities

Net cash provided by financing activities for the six-month period ended June 30, 2023 was $40.0 million, due to the $40.0 million proceeds from stock issuance in a private placement.

There were nil financing activities for the six-month period ended June 30, 2022.

As of June 30, 2023, our cash and cash equivalents were $92.2 million, as compared to $51.3 million at December 31, 2022.

Days Sales Outstanding (“DSO”) has decreased to 79 days for the six-month period ended June 30, 2023 from 81 days for the year ended December 31, 2022.

The following table provides an analysis of the aging of accounts receivable as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31 2022
-Current	$8,031,102	$1,252,152
-1-3 months past due	4,600,385	4,998,596
-4-6 months past due	1,331,966	2,806,973
7-12 months past due	-	20
-greater than 1 year past due	-	-
Total accounts receivable	$13,963,453	$9,057,741

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2023 due to the material weaknesses in internal control over financial reporting described below. Because of our limited operations, we have a limited number of employees which prohibits a segregation of duties. In addition, we lack a formal audit committee with a financial expert. As we grow and expand our operations we will engage additional employees and experts as needed. However, there can be no assurance that our operations will expand.

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

As of June 30, 2023, we know of no material, active, pending or threatened proceeding against us or our subsidiaries, nor are we, or any subsidiary, involved as a plaintiff or defendant in any material proceeding or pending litigation.

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

WETOUCH TECHNOLOGY INC.

Date: August 16, 2023	By:	/s/ Zongyi Lian
	Name:	Zongyi Lian
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: August 16, 2023	By:	/s/ Yuhua Huang
	Name:	Yuhua Huang
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

