Form 10-Q
period 2023-09-30
Wetouch Technology Inc.
filed 2023-11-14
CIK 1826660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended September 30, 2023

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

Yes ☐ No ☒

As of November 13, 2023, the registrant had 9,732,948 shares of common stock issued and outstanding.

WETOUCH TECHNOLOGY INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2023

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

WETOUCH TECHNOLOGY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2023

4

WETOUCH TECHNOLOGY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of September 30,	As of December 31,
	2023	2022

ASSETS
CURRENT ASSETS
Cash	$93,936,779	$51,250,505
Accounts receivable, net	13,931,782	9,057,741
Inventories	203,922	423,276
Prepaid expenses and other current assets	1,043,270	1,450,620
TOTAL CURRENT ASSETS	109,115,753	62,182,142

Property, plant and equipment, net	10,319,680	10,923,610
TOTAL ASSETS	$119,435,433	$73,105,752

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,502,743	$1,383,094
Loan from a third party	385,791	385,791
Due to a related party	-	1,665
Income tax payable	1,150,001	22,152
Accrued expenses and other current liabilities	3,062,051	944,624
Convertible promissory notes payable	1,234,355	1,277,282
TOTAL CURRENT LIABILITIES	7,334,941	4,014,608

Common stock purchase warrants liability	381,241	256,957
TOTAL LIABILITIES	$7,716,182	$4,271,565

COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 15,000,000 shares authorized, 9,732,948 and 1,680,248 issued and outstanding as of September 30, 2023 and December 31, 2022, respectively*	$9,733	$1,680
Additional paid in capital*	43,514,125	3,402,178
Statutory reserve	6,040,961	6,040,961
Retained earnings	72,692,092	62,366,892
Accumulated other comprehensive loss	(10,537,660)	(2,977,524)
TOTAL STOCKHOLDERS’ EQUITY	111,719,251	68,834,187
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$119,435,433	$73,105,752

*	Retrospectively restated for effect of reverse stock split (1-for-20), see Note 10 (2)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WETOUCH TECHNOLOGY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	Three-Month Period Ended		Nine-Month Period Ended
	September 30,		September 30,
	2023	2022	2023	2022
REVENUES	$11,123,605	$11,623,018	$37,331,498	$35,370,499
COST OF REVENUES	(6,346,079)	(6,561,166)	(20,261,755)	(20,946,893)
GROSS PROFIT	4,777,526	5,061,852	17,069,743	14,423,606

OPERATING EXPENSES
Selling expenses	(265,526)	(214,719)	(397,591)	(1,231,967)
General and administrative expenses	(205,940)	(88,063)	(1,929,603)	(903,547)
Research and development expenses	(20,580)	(20,737)	(61,849)	(65,307)
OPERATING EXPENSES	(492,046)	(323,519)	(2,389,043)	(2,200,821)

INCOME FROM OPERATIONS	4,285,480	4,738,333	14,680,700	12,222,785

Interest income	30,616	29,621	89,845	89,257
Interest expense	(139,876)	(58,692)	(211,383)	(172,255)
Gain (loss) on changes in fair value of common stock purchase warrants liability	(169,067)	(187,109)	(124,283)	35,542
TOTAL OTHER LOSS	(278,327)	(216,180)	(245,821)	(47,456)

INCOME BEFORE INCOME TAX EXPENSE	4,007,153	4,522,153	14,434,879	12,175,329

INCOME TAX EXPENSE	(1,148,185)	(1,232,629)	(4,109,679)	(3,392,587)

NET INCOME	$2,858,968	$3,289,524	$10,325,200	$8,782,742

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	(674,209)	(4,195,353)	(7,560,136)	(7,597,937)
COMPREHENSIVE INCOME (LOSS)	$2,184,759	$(905,829)	$2,765,064	$1,184,805

EARNINGS PER COMMON SHARE*
Basic	$0.29	$2.01	$1.13	$5.47
Diluted	$0.29	$2.01	$1.13	$5.12
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING*
Basic	9,712,404	1,639,881	9,135,132	1,604,328
Diluted	9,794,357	1,637,024	9,224,423	1,715,956

*	Retrospectively restated for effect of reverse stock split (1-for-20), see Note 10 (2)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WETOUCH TECHNOLODY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common stock at Par value $0.001		Additional paid-in	Statutory	Retained	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	reserve	Earnings	loss	equity

Balance at July 1, 2022*	1,601,952	$1,602	$2,363,831	$5,067,243	$60,103,382	$(1,137,416)	$66,398,642

Shares issued cashless for warrants	65,325	65	(65)	-	-	-	-
Net income	-	-	-	-	3,289,524	-	3,289,524
Foreign currency translation adjustment	-	-	-	-	-	(4,195,353)	(4,195,353)

Balance at September 30, 2022	1,667,277	$1,667	$2,363,766	$5,067,243	$63,392,906	$(5,332,769)	$65,492,813

	Common stock at Par value $0.001		Additional paid-in	Statutory	Retained	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	reserve	Earnings	loss	equity

Balance at July 1, 2023*	9,695,248	$9,695	$43,394,163	$6,040,961	$69,833,124	$(9,863,451)	$109,414,492

Fraction shares issued due to reverse stock split	5,362	6	(6)	-		--	-
Exercise of warrants issued to third parties in conjunction with debt issuance in 2021	7,338	7	(7)	-	-	-	-
Stock issuance for convertible promissory notes payable	25,000	25	119,975	-	-	-	120,000
Net income	-	-	-	-	2,858,968	-	2,858,968
Foreign currency translation adjustment	-	-	-	-	-	(674,209)	(674,209)

Balance at September 30, 2023	9,732,948	$9,733	$43,514,125	$6,040,961	$72,692,092	$(10,537,600)	$111,719,251

	Common stock at Par value $0.001		Additional paid-in	Statutory	Retained	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	reserve	Earnings	Income (loss)	equity

Balance at December 31 2021*	1,590,576	$1,591	$2,363,842	$5,067,243	$54,610,164	$2,265,168	$64,308,008

Shares issued cashless for warrants	76,701	76	(76)	-	-	-	-
Net income	-	-	-	-	8,782,742	-	8,782,742
Foreign currency translation adjustment	-	-	-	-	-	(7,597,937)	(7,597,937)

Balance at September 30, 2022	1,667,277	$1,667	$2,363,766	$5,067,243	$63,392,906	$(5,332,769)	$65,492,813

	Common stock at Par value $0.001		Additional paid-in	Statutory	Retained	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	reserve	Earnings	loss	equity

Balance at December 31 2022*	1,680,248	$1,680	$3,402,178	$6,040,961	$62,366,892	$(2,977,524)	$68,834,187

Shares issued to private placement	8,000,000	8,000	39,992,000	-	-	-	40,000,000

Fraction shares issued due to reverse stock split	5,362	6	(6)	-	-	-	-
Exercise of warrants issued to third parties in conjunction with debt issuance in 2021	22,338	22	(22)	-	-	-	-
Stock issuance for convertible promissory notes payable	25,000	25	119,975	-	-	-	120,000
Net income	-	-	-	-	10,325,200	-	10,325,200
Foreign currency translation adjustment	-	-	-	-	-	(7,560,136)	(7,560,136)

Balance at September 30, 2023	9,732,948	$9,733	$43,514,125	$6,040,961	$72,692,092	$(10,537,600)	$111,719,251

*	Retrospectively restated for effect of reverse stock split (1-for-20), see Note 10 (2)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WETOUCH TECHNOLODY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine-months ended September 30,
	2023	2022

Cash flows from operating activities
Net income	$10,325,200	$8,782,742
Adjustments to reconcile net income to cash provided by operating activities
Depreciation	9,465	12,494
Amortization of discounts and issuance cost of the notes	24,121	39,774
(Gain) loss on changes in fair value of common stock purchase warrants liability	124,284	(35,542)

Changes in operating assets and liabilities:
Accounts receivable	(5,568,912)	(7,451,004)
Amounts due from related parties	(98)	-
Inventories	199,566	(194,529)
Prepaid expenses and other current assets	335,230	1,168,383
Accounts payable	202,514	723,723
Amounts due to related parties	(1,665)	7,366
Income tax payable	1,171,069	1,208,810
Accrued expenses and other current liabilities	2,187,200	506,706
Net cash provided by operating activities	9,007,974	4,768,923

Cash flows from investing activities

Net cash provided by investing activities	-	-

Cash flows from financing activities

Proceeds from stock issuance of private placement	40,000,000	-
Repayments of convertible promissory notes payable	(55,000)	-
Net cash provided by financing activities	39,945,000	-

Effect of changes of foreign exchange rates on cash	(6,266,700)	(5,383,354)
Net increase (decrease) in cash	42,686,274	(614,431)
Cash, beginning of period	51,250,505	46,163,704
Cash, end of period	$93,936,779	$45,549,273
Supplemental disclosures of cash flow information
	$2,938,610	$2,181,273
Non-cash financing activities
Cashless stock issuance for convertible promissory notes payable	$22,338	$-

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

On October 9, 2020, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with Wetouch Holding Group Limited (“BVI Wetouch”) and all the shareholders of BVI Wetouch (each, a “BVI Shareholder” and collectively the “BVI Shareholders”), to acquire all the issued and outstanding capital stock of BVI Wetouch in exchange for the issuance to the BVI Shareholders an aggregate of 28,000,000 shares (1,400,000 shares post-Reverse Stock Split) of our common stock (the “Reverse Merger”). In the Reverse Merger, each ordinary share of BVI Wetouch was exchanged for 2,800 shares (140 shares post-Reverse Stock Split) of common stock of Wetouch. Immediately after the closing of the Reverse Merger on October 9, 2020, we had a total of 31,396,394 (1,569,820 shares post-Reverse Stock Split) issued and outstanding shares of common stock. As a result of the Reverse Merger, BVI Wetouch is now our wholly-owned subsidiary.

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

The Reverse Merger was accounted for as a recapitalization effected by a share exchange, wherein BVI Wetouch is considered the acquirer for accounting and financial reporting purposes. The assets and liabilities of BVI Wetouch have been brought forward at their book value and no goodwill has been recognized. The number of shares, par value amount, and additional paid-in capital in the prior years are retrospectively adjusted accordingly.

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

On March 30, 2023, an independent third party acquired all shares of Sichuan Wetouch in a nominal amount.

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

In the opinion of the management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of September 30, 2023, the results of operations and cash flows for the nine-month periods ended September 30, 2023 and 2022 have been made. However, the results of operations included in such financial statements may not necessarily be indicative of annual results.

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

Significant Accounting Policies

For a detailed discussion about Wetouch’s significant accounting policies, refer to Note 2 — “Summary of Significant Accounting Policies,” in Wetouch’s consolidated financial statements included in Company’s 2022 audited consolidated financial statements. During the nine-month periods ended September 30, 2023, there were no significant changes made to Wetouch significant accounting policies.

NOTE-3- ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	September 30, 2023	December 31, 2022
Accounts receivable	$13,931,782	$9,057,741
Allowance for doubtful accounts	-	-
Accounts receivable, net	$13,931,782	$9,057,741

The Company’s accounts receivable primarily includes balance due from customers when the Company’s products are sold and delivered to customers.

NOTE-4 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	September 30, 2023	December 31, 2022
Advance to suppliers	$325,852	$333,920
VAT input credits	-	355,482
Issue cost related to convertible promissory notes	69,566	81,614
Prepayment for land use right (i)	537,998	569,105
Security deposit (ii)	53,865	56,979
Others receivable (iii)	55,989	53,520
Prepaid expenses and other current assets	$1,043,270	$1,450,620

(i)	On July 23, 2021, Sichuan Vtouch entered into a contract with Chengdu Wenjiang District Planning and Natural Resources Bureau for purchasing a land use right of 131,010 square feet with a consideration of RMB3,925,233 (equivalent to $537,998) for the new facility. The Company made a full prepayment by November 18, 2021. Upon a certificate of land use right issued by the local government, which is estimated to be obtained by the fourth quarter of 2023, the Company will reclassify this prepayment to intangible assets accordingly.

(ii)	On July 28, 2021, Sichuan Vtouch made a security deposit of RMB393,000 (equivalent to $53,865) to Chengdu Cross-Strait Science and Technology Industry Development Park Management Committee to obtain a construction license for new facility. This deposit will be refunded upon the issuance of the construction license by the end of 2023.

(iii)	Other receivables are mainly employee advances, and prepaid expenses.

NOTE 5— PROPERTY, PLANT AND EQUIPMENT, NET

	September 30, 2023	December 31, 2022
Buildings	$11,804	$12,487
Vehicles	40,132	42,453
Construction in progress	10,288,183	10,883,051
Subtotal	10,340,119	10,937,991
Less: accumulated depreciation	(20,439)	(14,381)
Property, plant and equipment, net	$10,319,680	$10,923,610

Depreciation expense was $2,294 and $2,340 for the three-month period ended September 30, 2023 and 2022, respectively, and $9,465 and $12,494 for the nine-month period ended September 30, 2023 and 2022, respectively

Pursuant to local PRC government guidelines on local environment issues and the national overall plan, Sichuan Wetouch is under the government directed relocation order to relocate no later than December 31, 2021 and received compensation accordingly. On March 18, 2021, pursuant to the agreement with the local government and an appraisal report issued by a mutual agreed appraiser, Sichuan Wetouch received a compensation of RMB115.2 million ($15.8 million) (“Compensation Funds”) for the withdrawal of the right to use of state-owned land and the demolition of all buildings, facilities, equipment and all other appurtenances on the land.

On March 16, 2021, in order to minimize interruption of our business, Sichuan Vtouch entered into a leasing agreement with Sichuan Renshou Shigao Tianfu Investment Co., Ltd. (later renamed as Meishan Huantian Industrial Co., Ltd.), a limited company owned by the local government, to lease the property, and all buildings, facilities and equipment thereon (“Demised Properties) of Sichuan Wetouch, commencing from April 1, 2021 until December 31, 2021 at a monthly rent of RMB300,000 ($41,372), and renewed on December 31, 2021 at a monthly rent of RMB 400,000 ($52,825) from January 1, 2022 till October 31, 2024 for the use of the Demised Properties.

NOTE 6 – RELATED PARTY TRANSACTIONS

Amounts due to a related party are as follows:

	Relationship	September 30, 2023	December 31, 2022	Note
Mr. Zongyi Lian	President and CEO of the Company	-	1,665	Payable to employee
Total		$-	$1,665

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

.

Sichuan Vtouch is entitled to 25% of income tax rate.

The effective income tax rates for the nine-month periods ended September 30, 2023 and 2022 were 28.5% and 27.9%, respectively.

The estimated effective income tax rate for the year ended December 31, 2023 would be similar to actual effective tax rate of the nine-month periods ended September 30, 2023.

NOTE 8— ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	September 30, 2023	December 31, 2022
Advance from customers	$532,069	$397,886
Accrued payroll and employee benefits	82,015	89,359
Accrued interest expenses	209,397	122,135
Accrued underwriter fees (i)	1,200,000	-
Other tax payables (ii)	595,183	261
Other payable to a former shareholder (iii)	-	191,180
Accrued professional fees	332,313	-
Others (iv)	111,074	153,803
Accrued expenses and other current liabilities	$3,062,051	$944,624

(i)	On March 18, 2023, the Company entered into a private placement consent agreement with Representatives of the private placement taken place on January 19, 2023 (see Note 10) on the underwriting fees of US$1.2 million, payable only on the completion of the underwriting offering.

(ii)	Other tax payables are mainly value added tax payable.

(iii)	Other payable to a former shareholder was paid in March 2023.

(iv)	Others mainly represent accrued employee reimbursement payable and other accrued miscellaneous operating expenses.

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

The Lenders have the right to convert any or all of the principal and accrued interest on the Notes into shares of common stock of the Company on the earlier of (i) 180 calendar days after the issuance date of the Notes or (ii) the closing of a listing for trading of the common stock of the Company on a national securities exchange offering resulting in gross proceeds to the Company of $15,000,000 or more (an “Uplist Offering”). If the Company closes an Uplist Offering on or before the 180th calendar date after the issuance date of the Notes, the conversion price shall be 70% of the per share offering price in the Uplist Offering; otherwise, the conversion price is $15.0 per share.

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

The following table summarizes the outstanding promissory notes as of September 30, 2023 and December 31, 2022 (dollars in thousands):

		September 30, 2023		December 31, 2022
	Interest rate	Principal Amount	Carrying Amount	Principal Amount	Carrying Amount
Convertible Note - Talos Victory (Note 9 (b))	8%	$-	$-	$-	-
Convertible Note - Mast Hill (Note 9 (b))	8%	725,000	679,402	740,000	635,535
Convertible Note - First Fire (Note 9 (b))	8%	156,250	146,654	181,250	156,594
Convertible Note - LGH Note 9 (b))	8%	202,500	199,438	207,500	188,987
Convertible Note - Fourth Man (Note 9 (b))	8%	152,000	137,882	157,000	128,703
Convertible Note - Jeffery Street Note 9 (b))	8%	165,000	145,865	170,000	142,554
Convertible Note - Blue Lake Note 9 (b))Total	8%	-	-	-	-
Total		$1,400,750	$1,309,241	$1,455,750	$1,252,373

Amortization of discounts for the nine months ended September 30, 2023			(74,886)
Convertible promissory notes payable as of September 30, 2023			$1,234,355

From December 28, 2022 to April 6, 2023, the remaining five (5) lenders and the Company entered into an amendment to the Note (“Amendment to Promissory Note”) extending maturity date for an additional 6 months.

From August 29 to September 9, 2023, the remaining lenders and the Company entered into an amendment to the Note (“Amendment to Promissory Note”) that the Company’s ordinary shares on the Nasdaq Capital Market (the “Uplist”), the Company shall within three (3) business days after the Uplist, pay to the Holders amounts equal to 105% of the total outstanding balance of the Convertible Debenture.

During the nine-month period ended September 30, 2023, principal and default charges totaling $1,200,000 was converted into 25,000 shares of common stock of the Company.

For the nine-month period ended September 30, 2023 and 2022, the Company recognized interest expenses of the Notes in the amount of US$211,383 and US$172,255, respectively.

*	The Company prepaid $10,000 legal deposit for each note till the repayment of the notes.

b) Warrants

Accounting for Warrants

In connection with the issuance of a convertible promissory notes (see Note 11 (a) in October, November and December, 2021, the Company also issued seven (7) three-year warrant (the “Warrant”) to purchase an aggregate of 90,000 shares of the Company’s common stock (the “Warrant Shares”).

The Warrants issued to the Lenders granted each of the Lenders the right to purchase up to 10,000 shares of common stock of the Company at an exercise price of $25 per share. However, if the Company closes an Uplist Offering on or before the 180th calendar date after the issuance date of the Warrants, then the exercise price shall be 125% of the offering price of a share in the Uplist Offering. If the adjusted exercise price as a result of the Uplist Offering is less than $25per share, then the number of shares for which the Warrants are exercisable shall be increased such that the total exercise price, after taking into account the decrease in the per share exercise price, shall be equal to the total exercise price prior to such adjustment.

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

On January 17, 2022, we closed a private offering of ordinary shares and warrants to purchase ordinary shares. A total of 137,500 ordinary shares (the “Shares”) were issued to a total of five (5) investors (the “Investors”) at a subscription price of $16.0 per share, for total subscription proceeds of $2,200,000. In addition, for each share subscribed for by the Investors, we issued one (1) warrant to purchase one (1) ordinary share at an exercise price of $17.6 per share, exercisable for a period of twenty-four (24) months (the “Warrants”). We have agreed to register the Investors’ re-sale of the Shares by way of a prospectus supplement to our currently effective unallocated shelf registration statement on Form F-3, (SEC File No. 333-267116). The offer and sale of the Shares and the Warrants was exempt under Rule 506 of Regulation D under the Securities Act of 1933 (the “Securities Act”). We engaged in no general solicitation or advertising with regard to the offering and the offering was made solely to “Accredited Investors” as defined in Rule 501 of Regulation D under the Securities Act.

During the year ended December 31, 2022, three lenders exercised cashless for 14,233 warrant shares.

During the nine-month period ended September 30, 2023, two lenders exercised cashless for 22,338 warrant shares.

The fair values of these warrants as of September 30, 2023 were calculated using the Black-Scholes option-pricing model with the following assumptions:

					September 30, 2023
	Volatility (%)	Expected dividends yield (%)	Weighted average expected life (year)	Risk-free interest rate (%) (per annum)	Common stock purchase warrants liability as of December 31, 2022(US$)	Changes of fair value of common stock purchase warrants liability (+ (loss)/(- (gain)(US$)	Common stock purchase warrants liability as of September 30, 2023 (US$)
Convertible Note - Talos Victory (Note 9 (a))	522.6%	$0.0%	$1.1	5.46%	14,803	28,758	43,561
Convertible Note - Mast Hill (Note 9 (a))	522.6%	0.0%	-	5.46%	101,293	(101,293)	-
Convertible Note - First Fire (Note 9 (a))	522.6%	0.0%	1.1	5.46%	33,919	65,246	99,165
Convertible Note - LGH Note 9 (a))	522.6%	0.0%	1.2	5.46%	34,028	65,204	99,232
Convertible Note - Fourth Man (Note 9 (ab))	522.6%	0.0%	1.2	5.46%	14,398	27,524	41,922
Convertible Note - Jeffery Street Note 9 (a))	522.6%	0.0%	1.2	5.46%	34,134	(7,697)	26,437
Convertible Note - Blue Lake Note 9 (a))	522.6%	0.0%	1.2	5.46%	24,382	46,542	70,924
Total				Total	256,957	124,284	381,241

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

NOTE 10— SHAREHOLDERS’ EQUITY

1) Ordinary Shares

The Company’s authorized number of ordinary shares was 15,000,000 shares with par value of $0.001.

On December 22, 2020, the Company issued 5,181 shares of common stock to The Crone Law Group, P.C. or its designees for legal services (see Note 11).

On January 1, 2021, the Company issued an aggregate of 15,541 shares to a third party service provider for consulting services that had been rendered.

On April 14, April 27, 2022 and September 1, 2022, the Company issued cashless warrant shares of 5,777, 5,599 and 2,857 to three lenders respectively. (see Note 9 (b)).

During the year ended December 31, 2022, the Company issued 6,211 shares to a third party for warrant exercise (see Note 11).

During the year ended December 31, 2022, the Company issued 69,228 shares of common for the conversion of convertible promissory note payable (see note 9 (a)).

On January 19, 2023, the Company sold an aggregate of 8,000,000 shares of the common stock to buyers of the Private Placement for an aggregate purchase price of $40,000,000, or $5.00 per share. On January 20, 2023, the Company received net proceeds of $40 million accordingly.

During nine-month ended September 30, 2023, the Company issued 25,000 shares of common stock for the conversion of convertible promissory note payable (see note 9 (a)).

During the nine-month ended September 30, 2023, the Company issued 22,338 shares to two third party for warrant exercise (see Note 9(b)).

As of September 30, 2023, the Company had 9,732,948 issued and outstanding shares.

2) Reverse Stock Split

On February 17, 2023, the Company’s board of directors authorized a reverse stock split with a ratio of not less than one to five (1:5) and not more than one to eighty (1:80), with the exact amount and the timing of the reverse stock split to be as determined by the Chairman of the Board. Upon such reverse stock split becoming effective, the number of authorized shares of the common stock of the Company will also be decreased in the same ratio. Pursuant to Nevada Revised Statutes Section 78.209, the reverse stock split does not have to be approved by the shareholders of the Company.

On July 16, 2023, the Company’s board of directors approved a reverse stock split of the Company’s common stock at a ratio of 1-for-20. On July 16, 2023, the Company filed a certificate of change (with an effective date of July 16, 2023) with the Nevada Secretary of State pursuant to Nevada Revised Statutes 78.209 to effectuate a 1-for-20 reverse stock split of its outstanding common stock. On September 11, 2023, the Company received notice from FINRA/OTC Corporate Actions the reverse split would take effect at the open of business on September 12, 2023, and the reverse stock that split took effect on that date. All share information included in this Form 10-Q has been reflected as if the reverse stock split occurred as of the earliest period presented.

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

On December 22, 2020, the Board of Directors of the Company authorized the issuance of an aggregate of 5,181shares and 10,518 warrants to The Crone Law Group, P.C. or its designees for legal services that had been rendered. The five-year warrants are exercisable at one cent per share.

The shares of 5,181 were vested on December 22, 2020 and 6,211 warrant shares were exercised on September 21, 2022 and had 4,307 warrant shares remaining for the Crone law Group, P.C. or its designees for legal services. The fair value of above award was estimated at the grant date using Black-Scholes model for pricing the share compensation expenses. The fair value of the Black-Scholes model includes the following assumptions: expected life of 2.5 years, expected dividend rate of 0%, volatility of 43.5% and an average interest rate of 0.11%.

On January 1, 2021, the Board of Directors of the Company authorized the issuance of an aggregate of 15,541 shares and 31,554 warrants to a third party service provider for consulting services that had been rendered. The five-year warrants are exercisable at one cent per share.

The 15,541 shares of common stock and 31,554 warrants were vested on January 1, 2021.

The fair value of above award was estimated at the grant date using Black-Scholes model for pricing the share compensation expenses. The fair value of the Black-Scholes model includes the following assumptions: expected life of 2.5 years, expected dividend rate of 0%, volatility of 51.3% and an average interest rate of 0.12%.

As of September 30, 2023, the Company had 35,861 warrants outstanding related to above mentioned services with i) weighted average exercise price of $0.2; ii) weighted average remaining contractual life of 0.2 years; and iii) aggregate intrinsic value of $0.4 million.

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

For the three-month periods ended September 30, 2023 and 2022, five customers accounted for 20.5%, 17.4%, 15.7%, 15.6% and 12.3%, and five customers accounted for 21.9%, 16.3%, 15.0%, 13.4% and 12.9%, respectively, of the Company’s revenue.

For the nine-month periods ended September 30, 2023 and 2022, five customers accounted for 22.0%, 16.1%, 15.9%, 14.4%, and 11.6%, and six customers accounted for 20.5%, 15.9%, 15.6%, 14.5%, 12.3% and 10.2%, respectively, of the Company’s revenue.

And the Company’s top ten customers aggregately accounted for 99.8% and 99.1% of the total revenue for the three-month periods ended September 30, 2023 and 2022, and 99.6% and 99.2% for the nine-month periods ended September 30, 2023 and 2022.

As of September 30, 2023, two customers accounted for 26.7%, and 14.1% of the total accounts receivable balance, respectively.

The Company purchases its raw materials through various suppliers. Raw material purchases from these suppliers which individually exceeded 10% of the Company’s total raw material purchases, accounted for approximately 23.0% (two suppliers) and 47.7% (four suppliers) for the three-month periods, respectively, 11.9% (one supplier) and 47.2% (four suppliers) for the nine-month periods ended September 30, 2023 and 2022, respectively.

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

Please also refer to NOTE 13 - commitments and of our 2023 10K-Annual report for year ending December 31, 2022 filed on April 17, 2023.

Capital Expenditure Commitment

On December 20, 2021, the Company entered into a contract with Shenzhen Municipal Haoyutuo Decoration & Cleaning Engineering Company Limited to purchase a facility decoration contract of RMB20.0 million (equivalent to US$3.1 million). As of September 30, 2023, the Company has prepaid RMB15.0 million (equivalent to US$2.1 million) and recorded as construction in progress (see Note 5) and had a remaining balance of RMB5.0 million (equivalent to US$0.7 million) to be paid by the end of 2023.

NOTE 14 — REVENUES

The Company’s geographical revenue information is set forth below:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2023	2022	2023	2022
	US$	US$	US$	US$
Sales in PRC	$7,423,695	$8,159,260	$25,819,405	$24,421,569
Sales in Overseas
-Republic of China (ROC, or Taiwan)	1,943,123	1,851,599	5,962,410	5,708,133
-South Korea	1,742,589	1,578,002	5,387,021	5,144,829
-Others	14,199	34,157	162,662	95,968
Sub-total	3,699,910	3,463,758	11,512,093	10,948,930
Total Revenue	$11,123,605	$11,623,018	$37,331,498	$35,370,499

NOTE 15 — SUBSEQUENT EVENTS

On September 7, 2023, Wetouch Technology Inc. (the “Company”) filed a Certificate of Change Pursuant to Nevada Revised Statutes Section 78.209 with the Secretary of State of the State of Nevada to affect a 1-for-20 reverse stock split (the “Reverse Stock Split”). On September 11, 2023, the Financial Industry Regulatory Authority (“FINRA”) notified us that the Reverse Stock Split will become effective on the OTCQB marketplace of OTC Markets on September 12, 2023 (the “Effective Date”). At the opening of business on the Effective Date, the Company’s common stock began trading on a split-adjusted basis. In connection with the Reverse Stock Split, the CUSIP number for the common stock will change to 961881208. The Company’s shares of common stock will continue to trade on the OTCQB marketplace under the symbol “WETHD” for a period of 20 business days, and thereafter, the symbol will return to “WETH”. Pursuant to Nevada Revised Statutes Section 78.209, the reverse stock split does not have to be approved by the shareholders of the Company. Fractional shares resulting from the Reverse Stock Split will be rounded up to the nearest whole number.

Prior to the effective date of the Certificate of Change, the Company was authorized to issue 300,000,000 shares of common stock. As a result of the Reverse Stock Split, the Company is authorized to issue 15,000,000 shares of common stock. As of September 8, 2023 (immediately prior to the Effective Date of the Reverse Stock Split), there were 194,551,716 shares of common stock outstanding. As a result of the Reverse Stock Split, there are approximately 9,727,586 shares of common stock outstanding (subject to adjustment due to the effect of rounding fractional shares into whole shares). The Reverse Stock Split will not have any effect on the stated par value of the common stock.

Each shareholder’s percentage ownership interest in the Company and proportional voting power remains virtually unchanged as a result of the Reverse Stock Split, except for minor changes and adjustments that will result from rounding fractional shares into whole shares. The rights and privileges of the holders of shares of common stock will be substantially unaffected by the Reverse Stock Split. All options, warrants and convertible securities of the Company outstanding immediately prior to the Reverse Stock Split (to the extent they don’t provide otherwise) will be appropriately adjusted by dividing the number of shares of common stock into which the options, warrants and convertible securities are exercisable or convertible by 20 and multiplying the exercise or conversion price thereof by 20, as a result of the Reverse Stock Split.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

The following management’s discussion and analysis should be read in conjunction with our historical financial statements and the related notes thereto. The management’s discussion and analysis contain forward-looking statements, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including those under “Risk Factors” in our Annual Report filed with the SEC on April 14, 2023, as updated in subsequent filings we have made with the SEC that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.

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

Overview

We were originally incorporated under the laws of the state of Nevada in August 1992. On October 9, 2020, we entered into a share exchange agreement (the “Share Exchange Agreement”) with BVI Wetouch and all the shareholders of BVI Wetouch, to acquire all the issued and outstanding capital stock of BVI Wetouch in exchange for the issuance to such shareholders an aggregate of 28 million shares of our common stock (the “Reverse Merger”). The Reverse Merger closed on October 9, 2020. Immediately after the closing of the Reverse Merger, we had a total of 1,569,820 issued and outstanding shares of common stock. As a result of the Reverse Merger, BVI Wetouch is now our wholly-owned subsidiary.

On July 16, 2023, the Company’s board of directors approved a reverse stock split of the Company’s common stock at a ratio of 1-for-20. On July 16, 2023, the Company filed a certificate of change (with an effective date of July 16, 2023) with the Nevada Secretary of State pursuant to Nevada Revised Statutes 78.209 to effectuate a 1-for-20 reverse stock split of its outstanding common stock. On September 11, 2023, the Company received notice from FINRA/OTC Corporate Actions the reverse split would take effect at the open of business on September 12, 2023, and the reverse stock that split took effect on that date. All share information included in this Quarterly Report has been reflected as if the reverse stock split occurred as of the earliest period presented.

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

Highlights for the three-month period ended September 30, 2023 include:

●	Revenues were $11.1 million, a decrease of 4.3% from $11.6 million in the third quarter of 2022

●	Gross profit was $4.8 million, a decrease of 5.9% from $5.1 million in the third quarter of 2022

●	Gross profit margin was 42.9%, compared to 43.6% in the third quarter of 2022

●	Net income was $2.9 million, compared to $3.3 million in the third quarter of 2022

●	Total volume shipped was 557,503 units, a decrease of 2.6% from 572,241 units in the third quarter of 2022

Results of Operations

The following table sets forth, for the periods indicated, statements of income data:

(in US Dollar millions, except percentage)	Three-Month Period Ended September 30,		Change	Nine-Month Period Ended September 30,		Change
	2023	2022	%	2023	2022	%
Revenues	$11.1	$11.6	(4.3)%	$37.3	$35.4	5.4%
Cost of revenues	(6.3)	(6.6)	(4.5)%	(20.2)	(20.9)	(3.3)%
Gross profit	4.8	5.1	(5.9)%	17.1	14.4	21.3%
Total operating expenses	(0.5)	(0.3)	66.7%	(2.4)	(2.2)	9.1%
Operating income	4.3	4.7	(8.5)%	14.7	12.2	20.5%

Loss on changes of fair values of Common Stock Purchase Warrant	(0.2)	(0.2)	0.0%	(0.1)	0.0	N/A
Income before income taxes	4.0	4.5	(11.1)%	14.4	12.2	18.0%
Income tax expense	(1.1)	(1.2)	(8.3)%	(4.1)	(3.4)	20.6%
Net income	$2.9	$3.3	(12.1)%	$10.3	$8.8	17.0%

Results of Operations - Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

Revenues

We generated revenue of $11.1 million for the three months ended September 30, 2023, a decrease of $0.5 million, or 4.3%, compared to $11.6 million in the same period of last year. This was mainly due to 5.7% negative impact from exchange rate due to depreciation of RMB against US dollars, a decrease of 2.6% in sales volume and partially offset by an increase of 3.8% in the average RMB selling price of our products, compared with those of the same period of last year.

	For the Three-Month Ended September 30,
	2023		2022		Change	Change
	Amount	%	Amount	%	Amount	%
	(in US Dollar millions except percentage)
Revenue from sales to customers in PRC	$7.4	66.7%	$8.1	69.8%	$(0.7)	(8.6)%
Revenue from sales to customers overseas	3.7	33.3%	3.5	30.2%	0.2	5.7%
Total Revenues	$11.1	100%	$11.6	100%	$(0.5)	(4.3)%

	For the Three-Month Ended September 30,
	2023		2022		Change	Change
	Unit	%	Unit	%	Unit	%
	(in UNIT, except percentage)
Units sold to customers in PRC	365,623	65.6%	390,542	68.2%	(24,919)	(6.4)%
Units sold to customers overseas	191,880	34.4%	181,699	31.8%	10,181	5.6%
Total Units Sold	557,503	100%	572,241	100%	(14,738)	(2.6)%

(i) Domestic market

For the three months ended September 30, 2023, revenue from domestic market decreased by $0.7 million or 8.6% as a combined result of 5.7% negative impact from exchange rate due to depreciation of RMB against US dollars, a decrease of 6.4% in sales volume due to the fluctuation of product demand for products such as POS touchscreens and industrial control touchscreens with increase of raw material costs and higher selling price, and partially offset by an increase of 2.3% in the average RMB selling price of our products. For example, our POS touchscreens had an increase of 16% of selling price due to the pricing control capability of the Company, compared with those of the same period of last year.

As for the RMB selling price, the increase of 2.3% was mainly due to the increased sales of new models of higher-end products such as POS touchscreens, and industrial control computer touchscreens with higher selling prices in the domestic market during the three-month period ended September 30, 2023.

The weakening in macroeconomic conditions since the outbreak of COVID-19 pandemic in January 2020 continued to exacerbate the touch screen business environment. Despite our proactive efforts to market new models such as POS touchscreens, medical touchscreens, and industrial control computer touchscreens, and efforts to obtain new customers and penetrate into new regions, our sales decreased by 6.0% in South China, 5.5% in Southwest China, and 2.2% in East China and during the three-month period ended September 30, 2023.

(ii) Overseas market

For the three-month period ended September 30, 2023, revenues from overseas market increased by 5.7% or $0.2 million as compared to the same period of 2022, mainly due to the increase of 5.6% in sales volume and the increase of 7.7% in average selling price in RMB in gaming touchscreens and automotive touchscreens during the three-month period ended September 30, 2023.

The following table summarizes the breakdown of revenues by categories in US dollars:

	Revenues For the Three-Month Ended September 30,
	2023		2022		Change	Change
	Amount	%	Amount	%	Amount	Margin%
	(in US Dollars, except percentage)
Product categories by end applications
Automotive Touchscreens	$2,945,460	26.5%	$2,841,960	24.5%	$103,500	3.6%
Industrial Control Computer Touchscreens	2,297,924	20.7%	2,609,467	22.5%	(311,543)	(11.9)%
POS Touchscreens	1,738,935	15.6%	1,989,250	17.1%	(250,315)	(12.6)%
Gaming Touchscreens	1,742,589	15.7%	1,578,004	13.5%	164,585	10.4%
Medical Touchscreens	1,398,203	12.6%	1,579,007	13.6%	(180,804)	(11.5)%
Multi-Functional Printer Touchscreens	1,000,494	9.0%	1,024,278	8.8%	(23,784)	(2.3)%
Others*	-	0.0%	1,052	0.0%	(1,052)	(100.0)%
Total Revenues	$11,123,605	100.0%	$11,623,018	100.0%	$(499,413)	(4.3)%

*Others include applications in self-service kiosks, ticket vending machines and financial terminals.

The Company continued to shift production mix from traditional lower-end products to high-end touchscreens used in control computer industries, gaming touchscreens, and automotive touchscreens, primarily due to (i) greater growth potential of computer screen models in China, and (ii) the stronger demand and better quality demand from consumers’ recognition of higher-end touch screens made with better raw materials.

Gross Profit and Gross Profit Margin

	Three-Month Period Ended September 30,		Change
(in millions, except percentage)	2023	2022	Amount	%
Gross Profit	$4.8	$5.1	$(0.3)	(5.9)%
Gross Profit Margin	42.9%	43.6%		(0.7)%

Gross profit was $4.8 million in the third quarter ended September 30, 2023, compared to $5.1 million in the same period of 2022. Our gross profit margin decreased to 42.9% for the third quarter ended September 30, 2023 as compared to 43.6% for the same period of 2022, primarily due to the decrease of 4.3% in sales revenues and increase of 3.8% in cost of goods sold, including the increase of 7.7% in labor cost and increase of 4.0% in the raw materials such as chip cost by 3.8%, despite the Company shifting our products to higher gross profit margin products such as automotive touchscreens and gaming touchscreens and POS touchscreens.

Selling Expenses

	Three-Month Period Ended September 30,		Change
(in millions, except percentage)	2023	2022	Amount	%
Selling Expenses	$0.3	$0.2	$0.1	50.0%
as a percentage of revenues	2.7%	1.7%		1.0%

Selling expenses were $0.3 million for the three-month period ended September 30, 2023, compared to $0.2 million in the same period in 2022, primarily due to the more marketing expenses incurred during the three-month period ended September 301, 2023 in order to market new models and penetrate into new regions.

General and Administrative Expenses

	Three-Month Period Ended September 30,		Change
(in millions, except percentage)	2023	2022	Amount	%
General and Administrative Expenses	$0.2	$0.1	$0.1	100.0%
as a percentage of revenues	1.8%	0.8%		1.0%

General and administrative (G&A) expenses were $0.2 million for the quarter ended September 30, 2023, compared to $0.1 million in the same period in 2022, primarily due to $0.1 million in professional fees and traveling expenses during the third quarter of 2023.

Research and Development Expenses

	Three-Month Period Ended September 30,		Change
(in US dollars, except percentage)	2023	2022	Amount	%
Research and Development Expenses	$20,580	$20,737	$(157)	(0.8)%
as a percentage of revenues	0.0%	0.0%		0.0%

Research and development (R&D) expenses were $20,580 for the quarter ended September 30, 2023, compared to $20,737 in the same period in 2022, representing a decrease of $157 of material consumption.

Operating Income

Total operating income was $4.3 million for the third quarter ended September 30, 2023, compared to $4.7 million for the same period of last year, due to lower gross profit, and higher operating expenses.

Loss on changes in fair value of Common Stock Purchase Warrants

	Three-Month Period Ended September 30,		Change
(in US$ millions, except percentage)	2023	2022	Amount	%
Loss on changes in fair value of Common Stock Purchase Warrants	$(0.2)	$(0.2)	$(0.0)	0.0%
as a percentage of revenues	1.8%	1.7%		0.1%

Loss on changes in fair value of common stock purchase warrants stayed the same as $0.2 million for the three-month period ended September 30, 2023 and 2022, respectively. (See Note 9 (b)).

Income Taxes

	Three-Month Period Ended September 30,		Change
(in millions, except percentage)	2023	2022	Amount	%
Income before Income Taxes	$4.0	$4.5	$(0.5)	(11.1)%
Income Tax (Expense)	(1.1)	(1.2)	0.1	(8.3)%
Effective income tax rate	28.7%	27.3%		1.4%

The effective income tax rates for the three-month periods ended September 30, 2023 and 2022 were 28.7% and 27.3%, respectively.

Net Income

As a result of the above factors, our net income was $2.9 for the three-month period ended September 30, 2023, as compared to $3.3 million in the same period of 2022.

Results of Operations - Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Revenues

We generated revenue of $37.3 million for the nine-month period ended September 30, 2023, an increase of $1.9 million, or 5.4%, compared to $35.4 million in the same period of last year. This was primarily due to an increase of 4.9% in sales volume, and an increase of 6.8% in the average RMB selling price of our products, and partially offset by 6.2% negative impact from exchange rate due to depreciation of RMB against US dollars, compared with those of the same period of last year.

	For the Nine-Month Ended September 30,
	2023		2022		Change	Change
	Amount	%	Amount	%	Amount	%
	(in US Dollar millions except percentage)
Revenue from sales to customers in PRC	$25.8	69.2%	$24.5	69.2%	$1.3	5.3%
Revenue from sales to customers overseas	11.5	30.8%	10.9	30.8%	0.6	5.5%
Total Revenues	$37.3	100%	$35.4	100%	$1.9	5.4%

	For the Nine-Month Ended September 30,
	2023		2022		Change	Change
	Unit	%	Unit	%	Unit	%
	(in UNIT, except percentage)
Units sold to customers in PRC	1,207,931	66.5%	1,129,764	66.5%	78,167	6.9%
Units sold to customers overseas	574,988	33.5%	569,144	33.5%	5,844	1.0%
Total Units Sold	1,782,919	100%	1,698,908	100%	84,011	4.9%

(i) Domestic market

For the nine-month period ended September 30, 2023, revenue from domestic market increased by $1.3 million or 5.3%. This was primarily due to an increase of 6.9% in sales volume due to market demand for gaming touchscreen, and medical touchscreens, and an increase of 4.8% in the average RMB selling price of our products, and partially offset by 6.2% negative impact from exchange rate due to depreciation of RMB against US dollars, compared with those of the same period of last year.

As for the RMB selling price, the increase of 4.8% was mainly due to the increased sales of new models of higher-end products such as medical touchscreens, automotive touchscreens, POS touchscreens, industrial control computer touchscreens and gaming touch screens with higher selling prices in the domestic market during the three-month period ended September 30, 2023.

The weakening in macroeconomic conditions since the outbreak of COVID-19 pandemic in January 2020 continued to exacerbate the touch screen business environment. Due to our proactive efforts to market new models such as medical touchscreens, industrial control computer touchscreens, and POS touchscreens and efforts to obtain new customers and penetrate into new regions, we had sales increases of 20.5% in Southwest China, 10.4% in South China, and 8.3% in East China during the nine-month period ended September 30, 2023.

(ii) Overseas market

For the nine-month period ended September 30, 2023, revenues from overseas market were $11.5 million as compared to $10.9 million of the same period of 2022, an increase of $0.6 million or 5.5% mainly due to the increase of 11.2% in average selling price, and increase of 1.0% in sales volume as a result of demand increasing from overseas market such as gaming touchscreens and automotive touchscreens for the nine-month period ended September 30, 2023.

The following table summarizes the breakdown of revenues by categories in US dollars:

	Revenues For the Nine-Month Ended September 30,
	2023		2022		Change	Change
	Amount	%	Amount	%	Amount	Margin%
	(in US Dollars, except percentage)
Product categories by end applications
Automotive Touchscreens	$9,390,350	25.2%	$8,759,635	24.8%	$630,715	7.2%
Industrial Control Computer Touchscreens	7,392,780	19.8%	7,251,728	20.5%	141,052	1.9%
POS Touchscreens	6,084,523	16.3%	5,963,500	16.9%	121,023	2.0%
Gaming Touchscreens	5,387,021	14.4%	5,144,703	14.5%	242,318	4.7%
Medical Touchscreens	5,380,498	14.4%	4,627,854	13.1%	752,644	16.3%
Multi-Functional Printer Touchscreens	3,696,326	9.9%	3,618,124	10.2%	78,202	2.2%
Others*	-	0.0%	4,955	0.0%	(4,955)	(100.0)%
Total Revenues	$37,331,498	100.0%	$35,370,499	100.0%	$(1,960,999)	5.4%

*Others include applications in self-service kiosks, ticket vending machines and financial terminals.

The Company continued to shift production mix from traditional lower-end products such as touchscreens used in automotive to high-end products such as touchscreens used in medical touchscreen, automotive touchscreens, POS touchscreens, and multi-functional printer touchscreens, primarily due to (i) greater growth potential of computer screen models in China, and (ii) the stronger demand and better quality demand from consumers’ recognition of higher-end touch screens made with better raw materials.

Gross Profit and Gross Profit Margin

	Nine-Month Period Ended September 30,		Change
(in millions, except percentage)	2023	2022	Amount	%
Gross Profit	$17.1	$14.4	$2.7	18.8%
Gross Profit Margin	45.7%	40.8%		4.9%

Gross profit was $17.1 million during the nine-month period ended September 30, 2023, compared to $14.4 million in the same period of 2022. Our gross profit margin increased to 45.7% for the nine-month period ended September 30, 2023 as compared to 40.8% for the same period of 2022, primarily due to the increase of sales by 5.4%, particularly high-end products such as medical touchscreens, automotive touchscreens, and gaming touchscreens for the nine-month period ended September 30, 2023, partially offset by the increase in cost of goods sold by 2.4% including increase of cost of materials such as chip cost by 2.6% and labor cost by 8.2%, for the nine-month period ended September 30, 2023.

Selling Expenses

	Nine-Month Period Ended September 30,		Change
(in millions, except percentage)	2023	2022	Amount	%
Selling Expenses	$0.4	$1.2	$(0.8)	(66.7)%
as a percentage of revenues	3.6%	3.4%		0.2%

Selling expenses were $0.4 million for the nine-month period ended September 30, 2023 compared to $1.2 million in the same period in 2022, representing a decrease of 66.7%, or $0.8 million, primarily due to the marketing expenses of $1.0 million during the nine-month months ended September 31, 2022 as the Company increased marketing expenses of $1.0 million to promote Company’s products, coping with the extreme local and national government lockdown for restrictive measures for COVID-19. China started to revoke the restrictive policies previously adopted by the PRC government in late December 2022 by replacing with more flexible measures.

General and Administrative Expenses

	Nine-Month Period Ended September 30,		Change
(in millions, except percentage)	2023	2022	Amount	%
General and Administrative Expenses	$1.9	$0.9	$1.0	111.1%
as a percentage of revenues	5.1%	2.5%		2.6%

General and administrative (G&A) expenses were $1.9 million for the nine-month period ended September 30, 2023, compared to $0.9 million in the same period in 2022, representing an increase of 111.1%, or $1.0 million. The increase was primarily due to the increase of accrued $1.2 million underwriting fees in connection with a private placement, partially offset by the decrease of $0.2 million in salary and wages and other miscellaneous expenses. On March 18, 2023, the Company entered into a consent agreement with representatives related to the private placement on the fees of US$1.2 million, payable only on the completion of an underwritten offering (see Note 8).

Research and Development Expenses

	Nine-Month Period Ended September 30,		Change
(in US dollars, except percentage)	2023	2022	Amount	%
Research and Development Expenses	$61,849	$65,307	$(3,458)	(5.3)%
as a percentage of revenues	0.0%	0.0%		0.0%

Research and development (R&D) expenses were $61,849 for the nine-month period ended September 30, 2023 compared to $65,307 in the same period in 2022.

Operating Income

Total operating income was $14.7 million for the nine-month period ended September 30, 2023 as compared to $12.2 million of the same period of last year due to higher gross profit and lower selling expenses, partially offset by higher G&A expenses.

Gain (loss) on changes in fair value of Common Stock Purchase Warrants

	Nine-Month Period Ended September 30,		Change
(in millions, except percentage)	2023	2022	Amount	%
Gain (loss) on changes in fair value of Common Stock Purchase Warrants	$(0.2)	$0.0	$(0.2)	N/A
as a percentage of revenues	1.8%	0.0%		1.8%

Loss on changes in fair value of common stock purchase warrants was $0.2 million for the nine-month period ended September 30, 2023, as compared to a gain of $35,542 in the same period of 2022 (See Note 9 (b)).

Income Taxes

	Nine-Month Period Ended September 30,		Change
(in millions, except percentage)	2023	2022	Amount	%
Income before Income Taxes	$14.4	$12.2	$2.2	18.0%
Income Tax (Expense)	(4.1)	(3.4)	(0.7)	20.6%
Effective income tax rate	28.5%	27.9%		0.6%

The effective income tax rates for the nine-month periods ended September 30, 2023 and 2022 were 28.5% and 27.9%, respectively. The effective income tax rate for the nine-month period ended September 30, 2023 increase was primarily due to more taxable income for the nine-month periods ended September 30, 2023.

Our PRC subsidiary Sichuan Vtouch had $93.9 million of cash and cash equivalents of September 30, 2023, which are planned to be indefinitely reinvested in PRC. The distributions from our PRC subsidiary are subject to the U.S. federal income tax at 21%, less any applicable foreign tax credits. Due to our policy of indefinitely reinvesting our earnings in our PRC business, we have not provided for deferred income tax liabilities related to PRC withholding income tax on undistributed earnings of our PRC subsidiaries.

Net Income

As a result of the above factors, we had a net income of $10.3 million in the nine-month period ended September 30, 2023 compared to a net income of $8.8 million in the same period of 2022.

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

As of September 30, 2023, we had current assets of $109.1 million, consisting of $93.9 million in cash, $13.9 million in accounts receivable, $0.2 million in inventories, and $1.0 million in prepaid expenses other current assets. Our current liabilities as of September 30, 2023, were $7.3 million, which is comprised of $1.5 million in accounts payable, $3.1 million in accrued expenses, $1.1 million in income tax payable, and other current liabilities and $1.2 million convertible promissory notes payable.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities for the nine-month period ended September 30, 2023 and 2022:

	Nine-Month Period Ended September 30,
(in US Dollar millions)	2023	2022
Net cash provided by operating activities	$9.0	$4.8
Net cash provided by investing activities	-	-
Net cash used in financing activities	39.9	-
Effect of foreign currency exchange rate changes on cash and cash equivalents	(6.2)	(5.4)
Net increase (decrease) in cash and cash equivalents	42.7	(0.6)
Cash and cash equivalents at the beginning of period	51.2	46.1
Cash and cash equivalents at the end of period	$93.9	$45.5

Operating Activities

Net cash provided by operating activities was $9.0 million for the nine-month period ended September 30, 2023, as compared to $4.8 million used in operating activities for the same period of the last year, primarily due to (i) the increase of $1.5 million net income for the nine-month period ended September 30, 2023 as compared to the same period of 2022, (ii) the increase of $0.2 million loss on changes of FV of common stock purchase warrants for the nine-month period ended September 30, 2023; (iii) the decrease of $1.8 million of accounts receivable for the nine-month period ended September 30, 2023 due to faster collection of receivables, (iv) the decrease of $0.4 million in inventories, (v) the increase of $1.8 million of accrued expenses and other current liabilities for the nine-month period ended September 30, 2023, partially offset by (vi) the decrease in $0.5 million in account payable, and (vii) the increase of $0.8 million in prepaid expenses and other current assets for the nine-month period ended September 30, 2023.

Investing Activities

There were nil investing activities for nine-month period ended September 30, 2023 and 2022.

Financing Activities

Net cash provided by financing activities for the nine-month period ended September 30, 2023 was $40.0 million, due to the $40.0 million proceeds from stock issuance in a private placement, partially offset by the repayment of $55,000 convertible promissory note payable.

There were nil financing activities for the September 30, 2022.

As of September 30, 2023, our cash and cash equivalents were $93.9 million, as compared to $51.2 million at December 31, 2022.

Days Sales Outstanding (“DSO”) has decreased to 83 days for the nine-month period ended September 30, 2023 from 81 days for the year ended December 31, 2022.

The following table provides an analysis of the aging of accounts receivable as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
-Current	$6,473,561	$1,252,152
-1-3 months past due	5,527,382	4,998,596
-4-6 months past due	1,930,839	2,806,973
7-12 months past due	-	20
-greater than 1 year past due	-	-
Total accounts receivable	$13,931,782	$9,057,741

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2023 due to the material weaknesses in internal control over financial reporting described below. Because of our limited operations, we have a limited number of employees which prohibits a segregation of duties. As we grow and expand our operations we will engage additional employees and experts as needed. However, there can be no assurance that our operations will expand.

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

As of September 30, 2023, we know of no material, active, pending or threatened proceeding against us or our subsidiaries, nor are we, or any subsidiary, involved as a plaintiff or defendant in any material proceeding or pending litigation.

ITEM 1A. RISK FACTORS.

Not required for smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the three months ended September 30, 2023, there were no modifications, adoptions or terminations by any directors or officers to any contract, instruction or written plan for the purchase or sale of securities of the Company that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or non-Rule 10b5-1 trading agreements.

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

WETOUCH TECHNOLOGY INC.

Date: November 14, 2023	By:	/s/ Zongyi Lian
	Name:	Zongyi Lian
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2023	By:	/s/ Yuhua Huang
	Name:	Yuhua Huang
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

