Form 10-K
period 2023-12-31
Wetouch Technology Inc.
filed 2024-04-17
CIK 1826660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to __________

Commission File Number: 001-41957

Wetouch Technology Inc.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	20-4080330
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

No. 29, Third Main Avenue Shigao Town, Renshou County Meishan, Sichuan, China	620500
(Address of Principal Executive Offices)	(Zip Code)

(86) 28-37390666

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock , par value $0.001 per share	WETH	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None.

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a Report on and attestation to its management’s assessment of the effectiveness of its internal control over financial Reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2023 (the last business date of the registrant’s most recently completed second fiscal quarter), based on the last sale price of the registrant’s common stock on such date, was $77 million.

As of April 15, 2024, there were 11,931,534 shares of common stock of the registrant issued and outstanding.

WETOUCH TECHNOLOGY INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2023

i

COMMONLY USED DEFINED TERMS

Unless otherwise indicated or the context requires otherwise, references in this Annual Report on Form 10-K (the “Annual Report”) to:

●	“China,” “Chinese,” or the “PRC” are to the People’s Republic of China, including the special administrative regions of Hong Kong and Macau, and, for the purposes of this annual report only, excluding Taiwan;

●	“BVI” are to the British Virgin Islands;

●	“BVI Wetouch” are to Wetouch Holding Group Limited, a limited company organized under the laws of British Virgin Islands and a wholly owned subsidiary of Wetouch;

●	“Hong Kong Wetouch” are to Hong Kong Wetouch Electronics Technology Limited (香港偉易達電子科技有限公司), a limited company organized under the laws of Hong Kong and a wholly owned subsidiary of BVI Wetouch. On June 18, 2021, Hong Kong Wetouch submitted its application for dissolution and was dissolved on March 18, 2022.

●	“HK Wetouch” are to Hong Kong Wetouch Technology Limited (香港偉易達科技有限公司), a limited company organized under the laws of Hong Kong and a wholly owned subsidiary of BVI Wetouch;

●	“Mainland China” are to the mainland of the People’s Republic of China; excluding Taiwan and the special administrative regions of Hong Kong and Macau for the purposes of this prospectus only;

●	“PRC laws and regulations” or “PRC laws” are to the laws and regulations of Mainland China;

●	“Sichuan Wetouch” are to Sichuan Wetouch Technology Co., Ltd (四川伟易达科技有限公司), a limited liability company organized under the PRC laws and prior wholly foreign owned subsidiary of Hong Kong Wetouch. Sichuan Wetouch’s business and operations have been assumed by Sichuan Vtouch;

●	“Sichuan Vtouch” are to Sichuan Vtouch Technology Co., Ltd (四川伟大奇科技有限公司), a limited liability company organized under the PRC laws and a wholly foreign owned subsidiary of HK Wetouch;

●	“Shares,” “shares” or “shares of common stock” are to the shares of common stock of Wetouch Technology Inc., with par value of $0.001 per share;

●	“Renminbi,” “RMB” or “Chinese Yuan” are to the legal currency of Mainland China; and

●	“U.S. dollars,” “dollars,” “USD” or “$” are to the legal currency of the United States.

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report, including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	Our reliance on our top customers is significant. Failure to attract new customers or retain existing ones cost-effectively could materially and adversely impact our business, financial condition, and results of operations.

●	We hold a substantial amount of accounts receivable, which may become uncollectible.

●	Our capacity to uphold the quality and safety standards of our products.

●	Our ability to compete effectively within the touchscreen display industry.

●	Without substantial additional financing, our ability to execute our business plan will be compromised.

●	Failure to secure a new parcel for constructing our new buildings and facilities, as well as acquiring and installing new production lines on the new parcel, could materially and adversely affect our business, financial condition, and results of operations.

●	Revocation or unavailability of preferential tax treatments and government subsidies , or successful challenges to our tax liability calculation by PRC tax authorities, may necessitate payment of tax, interest, and penalties exceeding our tax provisions.

●	Significant interruptions in the operations of our third-party suppliers could potentially disrupt our operations.

●	Risks associated with fluctuations in the cost, availability, and quality of raw materials may adversely affect our results of operations.

●	We are reliant on key executives and highly qualified managers, and retention cannot be assured.

●	Absence of long-term contracts with our suppliers allows them to reduce order quantities or terminate sales to us at any time.

●	Failure to adopt new technologies to evolving customer needs or emerging industry standards may materially and adversely affect our business.

●	Lack of business liability or disruption insurance exposes us to significant costs and business disruption.

●	Adverse regulatory developments in Mainland China may subject us to additional regulatory review, restrictions, disclosure requirements, and regulatory scrutiny by the SEC, increasing compliance costs and hindering future securities offerings.

●	Our common stock may be prohibited from trading in the U.S. under the Holding Foreign Companies Accountable Act if PCAOB inspection of our auditor is incomplete, leading to delisting or prohibition and potential decline in stock value.

●	Changes in China’s economic, political, or social conditions or government policies may adversely affect our business and operations.

●	Uncertainties regarding the PRC legal system, including enforcement and sudden changes in laws and regulations, could adversely affect us and limit legal protections.

●	Fluctuations in exchange rates could materially and adversely affect our results of operations and your investment value.

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

iii

PART I

ITEM 1.	BUSINESS.

Overview

Through our wholly-owned subsidiaries, we are engaged in the research, development, manufacturing, sales and servicing of medium to large sized projected capacitive touchscreens. We specialize in large-format touchscreens, which are developed and designed for a wide variety of markets and used in the financial terminals, automotive, Point of Sales, gaming, lottery, medical, Human-Machine Interface (“HMI”), and other specialized industries.

Our product portfolio comprises medium to large sized projected capacitive touchscreens ranging from 7.0 inch to 42 inch screens. In terms of the structures of touch panels, we offer (i) Glass-Glass (“GG”), primarily used in GPS/car entertainment panels in mid-size and luxury cars, industrial HMI, financial and banking terminals, POS and lottery machines; (ii) Glass-Film-Film (“GFF”), mostly used in high-end GPS and entertainment panels, industrial HMI, financial and banking terminals, and the lottery and gaming industry; (iii) Plastic-Glass (“PG”), typically adopted by touchscreens in GPS/entertainment panels, motor vehicle GPS, smart home, robotics and charging stations; and (iv) Glass-Film (“GF”), mostly used in industrial HMI.

Maintaining the industry standards for product quality and sustainability is one of our core values. Touchscreens produced by us not only have long life span with low maintenance, but also have strong anti-interference and anti-corrosion solutions, coupled with multi-touch capability and high light-transmittance ratio and stability. As a high technology company, Sichuan Vtouch Technology Co., Ltd., our subsidiary in Mainland China (“Sichuan Vtouch”) has received certifications from domestic and international institutions, such as ISO9001 Quality Management Systems (QMS) Certification of Registration, ISO 14001 Environmental Management System (EMS) Certification of Registration, and RoHS SGS Certification (Restriction of Hazardous Substance Testing Certification).

We generate revenues through sales of our various touchscreen products. For the year ended December 31, 2023 and 2022, we recognized approximately $39.7 million and $37.9 million, respectively, in revenues.

We sell our touchscreen products both domestically in China and internationally, covering major areas in Mainland China, including but not limited to the eastern, southern, northern and southwest regions of Mainland China, Taiwan, South Korea, and Germany. We believe that we have established a strong and diversified client base. For the year ended December 31, 2023 and 2022, our domestic sales accounted for 69.6% and 69.7%, respectively, of our revenues, and our international sales accounted for 30.4% and 30.3%, respectively, of our revenues.

Corporate History and Structure

We were originally incorporated under the laws of the state of Nevada on August 31, 1992 as Gulf West Investment Properties, Inc, and were dormant and had no operations for many years.

On February 26, 2019, the Eighth Judicial District Court in and for Clark County, Nevada, Case No. A-19-787151-B, appointed Custodian Ventures LLC, an affiliate of David Lazar, as custodian of the Company (the “Custodian”). Mr. Lazar was appointed as the sole officer and director of the Company. On March 11, 2019, 85,715 shares of common stock of the Company were issued to the Custodian in consideration for the payment of cash and the issuance of a promissory note by the Custodian to the Company. Effective as of June 11, 2019, the court discharged the Custodian’s duties.

On June 18, 2020, we consummated the transactions contemplated by a Stock Purchase Agreement among the Company, the Custodian, Qixun Technology (Samoa) Limited (“Qixun Samoa”) and Qihong Technology (Samoa) Limited (“Qihong Samoa”, Qixun Samoa and Qixun Samoa are referred to as the “Buyers”). Pursuant to the Stock Purchase Agreement, the Buyers acquired all of the 85,715 shares of the Company owned by the Custodian, representing 50.47% of the issued and outstanding shares of the Company. The Custodian and the Company agreed to indemnify the Buyers from any liabilities of the Company occurring prior to June 18, 2020, and the promissory note issued by the Custodian to the Company was canceled. Immediately following the closing, David Lazar resigned as the sole officer and director of the Company and Jiaying Cai was appointed as president, secretary and treasurer of the Company and as the sole director.

Name Change

Effective September 30, 2020, we changed our name from Gulf West Investment Properties, Inc. to Wetouch Technology Inc. by filing an Amended and Restated Articles of Incorporation with the Nevada Secretary of State to give effect to a name change. As a result of the name change, we changed our trading symbol from “GLFW” to “WETH,” effective November 3, 2020.

The Amended and Restated Articles also effectuated a reverse split of our authorized, issued and outstanding shares of common stock on a 70 for 1 new basis whereby each 70 shares of outstanding common stock was exchanged for one (1) share of new common stock (the “Reverse Split” and, for avoidance of doubt, all share amounts set forth herein shall be post Reverse Split unless otherwise specified) and, consequently, our authorized common stock increased to 300,000,000 shares of common stock and 10,000,000 shares of preferred stock, and our then issued and outstanding common shares decreased from 11,887,103 to 169,820 shares, all with a par value of $0.001 per share.

Reverse Merger

On October 9, 2020, we entered into a share exchange agreement (the “Share Exchange Agreement”) with Wetouch Holding Group Limited, a British Virgin Islands company incorporated on August 14, 2020 under the laws of the British Virgin Islands (“BVI Wetouch”), and all the shareholders of BVI Wetouch (each a “BVI Wetouch Shareholder” and collectively the “BVI Wetouch Shareholders”), to acquire all the issued and outstanding capital stock of BVI Wetouch in exchange for the issuance to the BVI Wetouch Shareholders an aggregate of 28 million shares of our common stock (the “Reverse Merger”). The Reverse Merger closed on October 9, 2020. Immediately after the closing of the Reverse Merger, we had a total of 31,396,394 issued and outstanding shares of common stock. As a result of the Reverse Merger, BVI Wetouch is now our wholly-owned subsidiary.

On October 12, 2020, Guangde Cai was appointed as an additional director and Chairman of the Company. On October 12, 2020, Mr. Zongyi Lian was appointed as president and chief executive officer of the Company, and Mr. Yuhua Huang was appointed as chief financial officer of the Company. On the same day, Jiaying Cai resigned from the capacity of president and treasurer of the Company but remains the secretary and director of the Company.

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

As BVI Wetouch owns all the outstanding shares of Hong Kong Wetouch, which, in turn, owns all the outstanding shares of Sichuan Wetouch, the Company owns indirectly all the business of Sichuan Wetouch. As a result of the Reverse Merger, Hong Kong Wetouch and Sichuan Wetouch become our indirect wholly-owned subsidiaries.

Acquisition of HK Wetouch

Hong Kong Wetouch Technology Limited, a limited company organized under the laws of Hong Kong (“HK Wetouch”), was incorporated on December 3, 2020 under the laws of Hong Kong. HK Wetouch was established to own all the outstanding shares of Sichuan Vtouch Technology Co., Ltd., which was incorporated on December 30, 2020 in Chengdu, Sichuan, under the laws of The People’s Republic of China (“China,” or the “PRC”).

On March 12, 2021, BVI Wetouch, the Company’s wholly owned subsidiary, acquired all the outstanding shares of HK Wetouch from the sole shareholder of HK Wetouch, Guangde Cai, who was our former Chairman and Director in consideration of the payment of HK$10,000 pursuant to the instruments of transfer in accordance with Hong Kong law. As a result of the acquisition, HK Wetouch became a wholly-owned subsidiary of BVI Wetouch. Immediately following the acquisition of HK Wetouch, BVI Wetouch owned (i) all the outstanding shares of Hong Kong Wetouch, which, in turn, owned all the outstanding shares of Sichuan Wetouch and (ii) all of the outstanding shares of HK Wetouch, which owned all the shares of Sichuan Vtouch.

On March 2, 2021, HK Wetouch acquired all shares of Hong Kong Wetouch. On June 18, 2021, Hong Kong Wetouch submitted its application for dissolution and was dissolved on March 18, 2022. In addition, as of March 31, 2021, Sichuan Wetouch’s business and operations have been assumed by Sichuan Vtouch.

On March 30, 2023, an independent third party acquired all the shares of Sichuan Wetouch for a nominal amount.

Corporate Structure

The diagram below sets forth our corporate structure as of the date of this Annual Report.

Recent Developments

Private Placement

On January 19, 2023, we entered into a securities purchase agreement with certain investors, pursuant to which we sold to such investors an aggregate of 160,000,000 shares of the common stock of the Company for an aggregate purchase price of $40,000,000, or $0.25 per share. The net proceeds of the offering (after deducting legal and accounting fees and expenses) shall be used by the Company for working capital and general corporate purposes and the repayment of debt. The issuance of the shares in the private placement was exempted from registration pursuant to Section 4(a)(2) and/or Regulation S as promulgated by the U.S. Securities and Exchange Commission under the Securities Act. The securities are subject to transfer restrictions, and the certificates evidencing the shares will contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom.

Private Placement Consent Agreement

On March 18, 2023, the Company entered into a private placement consent agreement with a third-party investment bank firm (see Note 10) on the agent fees of US$1.2 million, payable only on the completion of a private placement. If the private placement is not completed by November 1, 2023, the representatives under the agreement reserve their rights to pursue any and all claims, actions or remedies available to them under the engagement between the Company and the private placement representatives. The Company made the full payment in February, 2024.

Reverse Stock Split

On February 17, 2023, our board of directors (the “Board”) authorized a reverse stock split of our common stock at a ratio of not less than one to five (1:5) and not more than one to eighty (1:80), with the exact amount and the timing of the reverse stock split to be as determined by the Chairman of the Board. Upon effectiveness of such reverse stock split, the number of authorized shares of the common stock of the Company will also be decreased in the same ratio.

On July 16, 2023, the Company’s board of directors approved the reverse stock split of the Company’s common stock at a ratio of 1-for-20. On July 16, 2023, the Company filed a certificate of change (with an effective date of July 16, 2023) with the Nevada Secretary of State pursuant to Section 78.209 of the Nevada Revised Statutes to effectuate a 1-for-20 reverse stock split of its common stock. On September 11, 2023, the reverse stock split was approved by the Financial Industry Regulatory Authority and took effect on September 12, 2023. All share information included in this annual report has been adjusted as if the reverse stock split occurred as of the earliest period presented.

Public Offering

On February 20, 2024, we entered into an underwriting agreement with WestPark Capital, Inc. and Craft Capital Management LLC, as representatives (the “Public Offering Representatives”) of the underwriters listed in the underwriting agreement (the “Underwriters”), pursuant to which the Company agreed to sell to the Underwriters in a firm commitment underwritten public offering (the “Offering”) up to an aggregate of 2,484,000  shares of our common stock, par value $0.001 per share, at a public offering price of $5.00 per share. The Offering was conducted pursuant to a Registration Statement on Form S-1, as amended (SEC filed No. 333-270726), which was declared effective on February 14, 2024. In connection with the Offering, our common stock began trading on the Nasdaq Capital Market under the symbol WETH on February 21, 2024. The Offering closed on February 23, 2024 and generated gross proceeds of $10.8 million. We paid a total of approximately $0.8 million in underwriting discounts and commissions, and approximately $0.8 million for other costs and expenses related to the Offering. Our net proceeds from the Offering, after deducting the underwriting discount, the Underwriters’ fees and expenses, and our Offering expenses, were approximately $9.2 million. We also issued the Representatives’ Warrants (the “Public Offering Representatives’ Warrants”) to the Public Offering Representatives to purchase 43,200 shares of Common Stock at an exercise price equal to 125.0% of the public offering price.

Our Products

We offer medium to large sized projected capacitive touchscreens, which can be categorized as set forth below:

Product Type	Description	Application
Product type GG	This is a double glass layer product, with a solid clear adhesive (SCA) between a layer of conductive glass and a layer of tempered glass. This type of touch screen has the advantage of being able to be easily manufactured, with relatively low cost. However, products of this type in large sizes will require a greater degree of signal penetration and long distance transmission technology which will be more technically challenging to achieve.	Medium and high end GPS/car entertainment, finance, POS and lottery machines.

Product type GFF	This product uses a double layer of conductive films, with an optically clear adhesive (OCA) between a layer of tempered glass. The product’s functionality comes from the interaction between the multiple layers of conductive film and glass, which does not require extensive coating, lithography and etching. This type of product is anti- explosive and has relatively low manufacturing cost. However, products of this type in large sizes will require greater degree of signal penetration and long distance transmission technology which will be more technically challenging to achieve.	Financial, gaming and lottery, and medical industries

Product type PG	This product uses a layer of conductive glass, with an optically clear adhesive (OCA) between a layer of surface intensify PMMA (Poly Methyl methacrylate acid). The product’s functionality relies on the interaction between the layers of conductive glass. Like the GFF type, this product does not require extensive coating, lithography and etching and has relatively low manufacturing cost.	Motor vehicle GPS, smart home, robots and charging stations

Product type GF	This product uses a layer of conductive film, with an optically clear adhesive (OCa) between a layer of tempered glass. The product’s functionality relies on the interaction between the layers of conductive glass. Like the GFF type, this product does not require extensive coating, lithography and etching and has relatively low manufacturing cost.	Industrial HMI

As of December 31, 2023, product types GFF and GG constitute our main stream products, accounting for approximately an average of 41.8% and 51.7%, respectively, of our total revenues, with product types GF and PG and other raw materials accounting for 2.0%, 2.4% and 2.1%, respectively, of our total revenues. As of December 31, 2022, product types GFF and GG constitute our main stream products, accounting for approximately an average of 38.5% and 52.68%, respectively, of our total revenues, with product types GF and PG and other raw materials accounting for 2.55%, 4.4% and 1.87%, respectively, of our total revenues.

Applications of the Company’s Products

Our products are used and applied in the production of a variety of products in a wide range of industries. Our products’ areas of common application are set out below.

Point of Sale (“POS”) Machines

POS machines are used in a variety of retailers, including in department stores, supermarkets, convenience stores, boutiques, restaurants, hotels, banks, logistics, telecommunication and other service industries. Due to the frequent use of touchscreens on POS machines, Wetouch has adopted the use of high-end materials which give its products’ a competitive advantage through their anti-scratch, high temperature resistance and long use life qualities.

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

ATM Machines and Other Financial Machines

ATMs and other similar machines use touchscreens or have a touchscreen function. The touchscreens need to have high-endurance capacities as they are used by the general public and are often located outdoors, such that these screens must withstand weathering. Our products are particularly suited to use in these machines as they are highly durable.

Industrial Equipment

Touchscreens in the industrial sector have broad application, and play an important role in industrial HMI. Industrial HMI systems and equipment often require touchscreen functions. These touchscreens must be resistant to interference, stable and have good touch sensitivity. Our products fully meet these requirements, being temperature variation resistant, dustproof and waterproof.

Gaming Machines

The new generation of gambling machines are commonly adopting a touchscreen function. Gaming machines with a touchscreen function provide an enhanced experience for uses via multi-touch sensory touch systems. Our products are therefore popular amongst gambling machine manufacturers.

Lottery Machines

The self-service lottery ticket vending machine is provided with an operator-oriented touch display device, an input device, a modem, a cash register, printer and security authentication function. The touchscreen display facilitates easy and user-friendly operation of the lottery machine.

Ticket Machines and Kiosks

Self-service ticket machines and kiosks contain touchscreen interfaces which are durable and have a long use life. These self-service machines are used in daily lives, and as such there is a continuous demand for high quality and effective touchscreens. Our products are widely used in these ticketing machines and kiosks.

For the year ended December 31, 2023, we had approximately $9.8 million in revenues generated from the sales of automotive touchscreens, accounting for 24.6% of our total revenues, with industrial HMI touchscreens accounting for 19.9%, POS touchscreens for 16.7%, gaming touchscreens accounting for 14.2%, medical touchscreens for 14.6%, and multi-functional printer touchscreens for 10.1%, of our total revenues. For the year ended December 31, 2022, we had approximately $9.3 million in revenues generated from the sales of automotive touchscreens, accounting for 24.5% of our total revenues, with industrial HMI touchscreens accounting for 21.1%, POS touchscreens for 6.6%, gaming touchscreens accounting for 5.2%, multi-functional printer touchscreens for 3.8%, of our total revenues.

Our Customers

We have six and six customers each accounting for more than 10% of our revenues for the year ended December 31, 2023 and 2022, respectively.

For the year ended December 31, 2023, our top five customers, namely (1) Siemens Industrial Automation Products (Chengdu) Co., Ltd., (2) Shanghai Sigang Electronics Co., Ltd., (3) E-Lead Electronic Co. Ltd., (4) MultimediaLink Inc., and (5) Suzhou Weinview Co., Ltd., accounted for approximately 22.5%, 16.5%, 15.7%, 14.1% and 11.3%, respectively, of our total revenues.

For the year ended December 31, 2022, our top six customers, namely (1) Siemens Industrial Automation Products (Chengdu) Co., Ltd., (2) Shanghai Sigang Electronics Co., Ltd., (3) E-Lead Electronic Co. Ltd., (4) MultimediaLink Inc., (5) Suzhou Weinview Co., Ltd., and (6) Canon (Suzhou) Ltd. accounted for approximately 21.2%, 16.1%, 14.8%, 13.7%, 11.9% and 10.1%, respectively, of our total revenues.

As Sichuan Wetouch’s business and operations have been assumed by Sichuan Vtouch, Sichuan Vtouch entered into sales framework agreements, which were entered into by Sichuan Wetouch previously, with our top customers on December 31, 2021. The material terms of the sales framework agreements with our top five customers provide:

●	The term of each sales framework agreement is four years, which may be renewed by a separate agreement upon expiration.

●	The customer shall purchase an annual minimum purchase amount for period from January 1 to December 31 each year as specified in the agreement. If the customer fails to purchase the minimum purchase amount in the applicable agreement, the customer will be deprived of the most favorable price treatment for the following year and rebate rewards for the current year.

●	We will send the price list to the customers at the beginning of each year. The specific execution price is subject to the order signed by the parties.

●	We have the right to adjust the price due to the market or other factors. When there is any adjustment, we shall send a written notice of such adjustment with 30 days in advance. Upon receipt of this notice, the customer may choose to accept the price adjustment or terminate the sales frame agreement.

●	For the first year, we grant the customers a credit limit of $1.5 million and a credit term of 3 months. During supply, the portion of payment that exceeds the credit line shall be paid before goods are delivered. In the next year, the credit will be increased according to the sales of the previous year, which shall be subject to the negotiation of both parties.

●	The customers shall make payment in full and on time according to the payment method and time of the purchase order and shall not delay or refuse to pay. If the customers fail to make payment within the agreed period of the purchase order and still fail to make payment after being urged by us, we may stop the supply and have the right to demand payment of a late fee of 0.3% of the contract amount per day from the customers; If the customers still refuse to make payment after 30 days of notice from us, we have the right to file a lawsuit with the court. The customers shall bear the litigation costs, lawyer’s fees, and other debt recovery costs.

●	We are required to provide products to customers pursuant to the delivery date and quantity, requirements included in the purchase orders and shall negotiate with customers if we are unable to so provide.

●	The customers are entitled to compensation of losses due to our failure to provide after-sale services.

●	Any violation of the terms of the agreements may result in the termination of the agreements and the breaching party shall be responsible for all business and economic losses and legal liabilities arising therefrom.

We do not typically enter into sales framework agreements with other customers but sell products to them through purchase orders.

The key terms of our purchase order typically include the following:

○	The product name, specification, quantity, price, order amount and delivery date are specified in each order.

○	Delivery method and packaging requirements are specified in each order

○	Payment terms are specified in each order.

○	Breach of order terms by customers in some orders.

○	Guaranty terms in some orders.

Sichuan Vtouch is obligated to provide 1) products per the specific requirements of the orders, and 2) unconditional defect warranty for our products. Any violation of the order terms may result in termination of the orders or replacement of our products.

For the years ended December 31, 2023 and 2022, we did not provide any extended payment terms to any of our customers. Our customers are required to make full payment within three to six months from the delivery date. As a result of the COVID-19 outbreak in January 2020, collection activities from some of our customers affected by the pandemic resulted in longer payment terms.

Sales and Marketing

We source our customers through multiple channels: (i) from our own research through Search Engine Optimization (“SEO”) and outreach, (ii) through referrals from our present customers, (iii) through our websites, which provide product information for sale, as well as telephone and email contact information; and (iv) through industry exhibitions/expos.

Our main target markets are economically developed countries and regions, including eastern, southern, northern and southwest regions of Mainland China, South Korea, and Germany. We believe that we have established a strong client base, including global well-known institutional customers. Overseas sales were approximately $12.1 million in 2023 as compared to $11.5 million in 2022.

We target these overseas customers mainly via our online marketing efforts. In order to market our products, occupy more market share and secure more quality customers, we frequently participate in, and promote our products at, specific touchscreen technology exhibitions held internationally.

Our products are produced to order and are marketed directly by our own sales personnel. We do not rely on distributors  to sell our products.

For the year ended December 31, 2023, the revenues generated from our domestic customers amounted to approximately $27.6 million, constituting approximately 69.6% of our total revenues, with overseas customers accounting for approximately $12.1 million, constituting approximately 30.4% of our total revenues, respectively. For the year ended December 31, 2022, the revenues generated from our domestic customers amounted to approximately $26.4 million, constituting approximately 69.7% of our total revenues, with overseas customers accounting for approximately $11.5 million, constituting approximately 30.3% of our total revenues, respectively.

Our Suppliers

Sichuan Vtouch does not typically enter into supply agreements with our suppliers. We can utilize any supplier we determine and there are no minimum purchase requirements when we place orders with our suppliers.

We place purchase orders with suppliers of raw materials for the production of our products. The general terms of the purchase order include specifications for product name, quantity, price, order amount, and delivery date, as well as delivery methods, packaging, inspection procedures, breach terms, and dispute resolution, all tailored to each order. Payment terms are also specified in each order. Additionally, all products must meet nationally or industry-prescribed quality standards, with each order requiring a supplier’s quality certification. The supplier must unconditionally accept returns and either refund the purchase price in full or provide replacements if the products do not meet the required quality standards, are damaged, or significantly differ from what was ordered.

We do not consider any of our suppliers to be material to our business and we can utilize any supplier we determine at our sole discretion. Although we can utilize any supplier we determine, we believe that we have established healthy and stable relationships with our significant suppliers.

We purchase our raw materials through various suppliers. Raw material purchases from one and four suppliers, each of which individually exceeded 10% of the Company’s total raw material purchases, accounted for approximately 13.3% and 47.2% of the Company’s total raw material purchases for the year ended December 31, 2023 and 2022, respectively.

The general terms of the purchase order include specifications for product name, quantity, price, order amount, and delivery date, as well as delivery methods, packaging, inspection procedures, breach terms, and dispute resolution, all tailored to each order. Payment terms are also defined per order. Additionally, all products must meet nationally or industry-prescribed quality standards, with each order requiring a supplier’s quality certification. The supplier must unconditionally accept returns and either refund the purchase price in full or provide replacements if the products do not meet the required quality standards, are damaged, or significantly differ from what was ordered.

Production and Quality Control

The Company has adopted a made-to-order production model as follows:

This process is subject to continuous review and monitoring by the management team in consultation with engineers, electricians and other technical experts to ensure that finished products are of the highest quality and meet customer requirements and ISO9001 Quality Management Systems (QMS) standard.

In order to maintain product safety and a high standard of product quality, the Company implements a strict set of quality control policies and inspection protocols. These policies and protocols are enforced by the Company’s senior management and officers along every step of the production to post-production process. Their management guidelines along with key company quality policies are set out below:

The Company has strict production standards in place that govern what constitutes acceptable quality for its products. This ensures that the Company’s products fulfill product certification standards. The production team adheres to the following criteria when making its product standard assessment:

Item	Industry Standards	Our Standards
Reaction time	Less than or equal to 5 milliseconds	Less than or equal to 5 milliseconds

Surface hardness	6H	7H~9H

Operational temperature	0~70 degrees Celsius	-30~80 degrees Celsius

EsD requirement	6~12KV	8~15KV

Transparency	86%	88%

Touch conditions	Normal touch and ordinary conditions	Waterproof and anti-saline solution and anti-corrosion and Anti interference

The products are inspected before they are delivered to our customers. All products must pass the following inspections:

●	Cosmetic inspection: conducted under optimum temperatures (20-22 degrees Celsius) and white fluorescent lighting. The product is observed by the naked eye to spot for any defects, scratches and cracks, panel discoloration, opacity, foreign fibers and spots. The Company has in place quantitative standards with respect to each of these areas to determine the level of cosmetic acceptability.

●	Function tests: all products undergo functionality testing. Touchscreen products are connected electronically via standard cabling systems to computers, to measure and test for effective functionality and to screen for any abnormalities.

●	Stress testing: all products undergo product stress testing by being subject to humidity, temperature and corrosion stress testing. The products are tested for their functionality in high and low humidity environments as well as in extreme temperatures. The products are inspected to determine whether damage or physical change is caused by exposure to high and low temperatures.

●	Internal teams will conduct independent testing for hazardous substances. The products are also tested for their corrosive resistance to saline solutions.

Seasonality

There is no significant seasonality in our business.

Research and Development

We are committed to our own research and development projects as well as partnership initiatives in order to continuously and systematically upgrade our touchscreen technology. As of the date of this Annual Report, we have 11 employees in our R&D department.

Intellectual Property

Our business is dependent on a combination of trademarks, patents, domain names, trade names, trade secrets and other proprietary rights in order to protect our intellectual property rights. As of the date of this Annual Report, Sichuan Vtouch has one registered trademark in Mainland China and five pending patent applications.

Trademarks

Set forth below is a detailed description of our current trademark:

Country	Trademark	Application Date	Registration Number	Registration Date	Classes	Assignment Application Number	Owner	Status
China	WeTouch	09/28/2011	10019079	01/28/2013	9	20210000091399	Sichuan Vtouch	Registered

Patents

Sichuan Vtouch has applied for five patents with the Patent Office of China National Intellectual Property Administration. As of the date of this Annual Report, the patent applications are still pending.

Set forth below is a detailed description of our pending patent applications:

Patent Application No.	Patent Name	Patent Application Date	Patent Type	Patent Applicant	Status
202120500187.7	Low cost anti-rupture projected capacitive touchscreen	03/09/2021	Utility Model	Sichuan Vtouch	Pending
202120500188.1	High performance and anti-electromagnetic radiation projected capacitive touchscreen	03/09/2021	Utility Model	Sichuan Vtouch	Pending
202120500155.7	Full-lamination projected capacitive touchscreen	03/09/2021	Utility Model	Sichuan Vtouch	Pending
202110256476.1	Anti-scratch glass structure capacitive touchscreen	03/09/2021	Invention	Sichuan Vtouch	Pending
202111206650.8	An enhanced anti-static projection capacitive screen	10/17/2021	Invention	Sichuan Vtouch	Pending

Patents registered in Mainland China cannot be enforced in other jurisdictions to which the Company supplies its products. We currently have pending patent applications only in Mainland China. We plan to submit patent registration applications in our target market jurisdictions including United States, Europe, Australia, Japan, Korea, Taiwan, India and Russia by the end of 2024.

Environmental Matters

Our business in Mainland China is subject to various pollution control regulations in Mainland China with respect to noise, water and air pollution and the disposal of waste. Specifically, the major environmental regulations applicable to us include the PRC Environmental Protection Law, the PRC Law on the Prevention and Control of Water Pollution, the PRC Law on the Prevention and Control of Air Pollution, the PRC Law on the Prevention and Control of Solid Waste Pollution, and the PRC Law on the Prevention and Control of Noise Pollution.

Sichuan Vtouch originally received the Pollutant Discharge Permit from Renshou County environmental protection agency, which expired on May 15, 2019. Pursuant to a Statement on Change of Pollutant Discharge Permit to Stationary Pollution Source Registration Form dated September 1, 2020, the environmental protection system in Renshou County, Sichuan, was changed from permission to registration due to local administrative division change. Sichuan Vtouch is registered under the new system by the issuance of the Stationary Pollution Source Registration Form as of the date of this Annual Report.

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

We believe the following companies may be our competitors:

●	Apex Material Technology Corp., founded in 1998, is committed to the development and innovation of resistive and projected capacitive (PCI or PCAP) total touch solutions. With its headquarters based in Keelung, Taiwan and a subsidiary located in Milwaukee, Wisconsin, it designs and manufactures advanced high-performance touch products for industrial and medical applications. Compared with us, although it has a longer history and geographical advantages, it mainly focuses on resistive touch panels and recently started production of capacitive touchscreens mostly applicable to the industrial HMI and medical industries, while our products are more widely used in a variety of industries.

●	Elo Touch Systems Inc., based and headquartered in the United States, has a history of over 40 years in the production of touchscreens. Its product portfolio includes a broad selection of interactive touchscreen displays from 10-70 inches, all-in-one touchscreen computers, OEM touchscreens and touchscreen controllers and touchscreen monitors. Compared with us, although it has a longer history and geographical advantages when it comes to the competition for U.S. customers and other international customers, it recently started the production of capacitive touchscreens mostly applicable to POS and inquiry machines, while our products are more widely used in a variety of industries.

●	AbonTouch System Inc, established in 2005, mainly focuses on manufacturing and sales of mid to large size (7”~86”) “Projective Capacitive Sensors,” (7”~21.5”) “Five-Wire Resistive Zero-Bezel Touch Panels” and (5”~21.5”) “Five-Wire Resistive Touch Panels.” Compared with us, although it has a longer history and geographical advantages, it mainly focuses on resistive touch panels and recently started production of capacitive touchscreens mostly applicable to POS, inquiry machines and industrial HMI, while our products are more widely used in a variety of industries.

Industry

Since inception, we have positioned ourselves in the professional touchscreen display industry. Touchscreen is an input and output device and layered on top of an electronic visual display of an information processing system, allowing individuals to access information and interact with the device simply by touching the device’s screen with a finger or a specialized tool. Accordingly, the ease of use offered by touchscreen-based systems makes the systems well suited both for applications for the general public and for specialized applications for institutional users and trained computer users.

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

Regulations

Overview

We operate our business in Mainland China under a legal regime consisting of the National People’s Congress, which is the country’s highest legislative body, the State Council, which is the highest authority of the executive branch of the PRC central government, and several ministries and agencies under its authority, including the Ministry of Industry and Information Technology, the State Administration for Market Regulation (“SAMR”) and their respective local offices.

This section sets forth a summary of the most significant rules and regulations that affect our business activities in Mainland China.

Regulations Relating to Foreign Investment in Mainland China

On March 15, 2019, the National People’s Congress promulgated the Foreign Investment Law, which came into effect on January 1, 2020 and replaced three existing laws on foreign investments in China, namely, the PRC Equity Joint Venture Law, the PRC Cooperative Joint Venture Law, and the Wholly Foreign-Owned Enterprise Law, together with their implementation rules and ancillary regulations. The Foreign Investment Law embodies an expected Mainland China regulatory trend to rationalize its foreign investment regulatory regime in line with prevailing international practice and the legislative efforts to unify the corporate legal requirements for both foreign- and domestic-invested enterprises in Mainland China. The Foreign Investment Law establishes the basic framework for the access to, and the promotion, protection, and administration of foreign investments in view of investment protection and fair competition.

Pursuant to the Foreign Investment Law, “foreign investment” refers to investment activities directly or indirectly conducted by one or more natural persons, business entities, or otherwise organizations of a foreign country within Mainland China, or foreign investors, and the investment activities include the following situations: (i) a foreign investor, individually or collectively with other investors, establishes an Foreign Investment Entity (“FIE”) in Mainland China; (ii) a foreign investor acquires stock shares, equity shares, shares in assets, or other similar rights and interests of an enterprise within Mainland China; (iii) a foreign investor, individually or collectively with other investors, invests in a new project in Mainland China; and (iv) investments in other means as provided by laws, administrative regulations, or the State Council.

Investment activities in Mainland China by foreign investors are principally governed by the Guidance Catalogue of Industries for Foreign Investment, or the Catalogue, which was promulgated and is amended from time to time by the Ministry of Commerce, or the MOFCOM, and the National Development and Reform Commission, or the NDRC. Restricted and prohibited industries are listed in the Catalogue. The Catalogue sets out a unified basis for the special administrative measures for foreign investment access. Fields not mentioned in the list for foreign investment access, including touchscreen manufacturing, are administered under the principle of equal treatment for domestic and foreign capital.

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

In addition, the Foreign Investment Law also provides several protective rules and principles for foreign investors and their investments in Mainland China, including, among others, that local governments must abide by their commitments to the foreign investors; FIEs are allowed to issue stocks and corporate bonds; expropriation or requisition of the investment of foreign investors is prohibited except for special circumstances, in which case statutory procedures must be followed and fair and reasonable compensation must be made in a timely manner; mandatory technology transfer is prohibited; and the capital contributions, profits, capital gains, proceeds out of asset disposal, licensing fees of intellectual property rights, indemnity or compensation legally obtained, or proceeds received upon settlement by foreign investors in Mainland China may be freely remitted inward and outward in Renminbi or foreign currencies. Also, foreign investors or FIEs should be imposed legal liabilities for failing to report investment information in accordance with the requirements.

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

Regulations on Intellectual Property Rights

Regulations on Trademark

Trademarks are protected by the PRC Trademark Law adopted in 1982 and subsequently amended as well as the Implementation Regulations for the Trademark Law of the PRC in 2002 and subsequently amended in 2014 and 2019. The Trademark Office of the SAMR is responsible for the registration and administration of trademarks and the Trademark Review and Adjudication Committee established by the SAMR is responsible for resolving trademark disputes in Mainland China. Registered trademarks are valid for ten years from the date the registration is approved. A registrant may apply to renew a registration within twelve months before the expiration date of the registration. If the registrant fails to apply in a timely manner, a grace period of six additional months may be granted. If the registrant fails to apply before the grace period expires, the registered trademark shall be deregistered. Renewed registrations are valid for ten years. In April 2014, the State Council issued the revised Implementation of the Trademark Law, which specified the requirements of applying for trademark registration and review. As of the date of this Annual Report, we had 1 registered trademark in Mainland China.

Regulations on Patent Law

According to the PRC Patent Law, which was issued by the Standing Committee of the National People’s Congress in 1984 and last amended on October 17, 2020, effective on June 1, 2021, and Implementation Rules of the Patent Law of the People’s Republic of China, which were promulgated by the State Council in 2001 and last amended on January 9, 2010. Draft amendments to the Implementation Rules of the Patent Law are currently under review. The Patent Law and its implementation rules provide for three types of patents: “invention,” “utility model” and “design.” “Invention” refers to any new technical solution relating to a product, a process or improvement thereof; “utility model” refers to any new technical solution relating to the shape, structure, or their combination, of a product, which is suitable for practical use; and “design” refers to any new design of the whole or partial shape, pattern, color or the combination of any two of them, of a product, that creates an aesthetical feeling and is suitable for industrial application. Invention patents are valid for 20 years, while design patents and utility model patents are valid for 15 years and 10 years, respectively, each calculated from the date of application. To be patentable, invention or utility models must meet three criteria: novelty, inventiveness and practicability. Except under certain specific circumstances provided by law, any third-party user must obtain consent or a proper license from the patent owner to use the patent. Otherwise, the use constitutes an infringement of the patent rights. As of the date of this Annual Report, we had five pending patent applications.

Regulations on Foreign Exchange

General Administration of Foreign Exchange

Under the PRC Foreign Currency Administration Rules promulgated on January 29, 1996 and most recently amended on August 5, 2008 and various regulations issued by the SAFE, and other relevant PRC government authorities, Renminbi is convertible into other currencies for current account items, such as trade-related receipts and payments and payment of interest and dividends. The conversion of Renminbi into other currencies and remittance of the converted foreign currency outside Mainland China for capital account items, such as direct equity investments, loans, and repatriation of investment, requires the prior approval from the SAFE or its local office.

Payments for transactions that take place in Mainland China must be made in Renminbi. Unless otherwise approved, Mainland China companies may not repatriate foreign currency payments received from abroad or retain the same abroad. FIEs may retain foreign exchange in accounts with designated foreign exchange banks under the current account items subject to a cap set by the SAFE or its local branch. Foreign exchange proceeds under the current accounts may be either retained or sold to a financial institution engaged in settlement and sale of foreign exchange pursuant to relevant SAFE rules and regulations. For foreign exchange proceeds under the capital accounts, approval from the SAFE is generally required for the retention or sale of such proceeds to a financial institution engaged in settlement and sale of foreign exchange.

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

The Notice of the State Administration of Foreign Exchange on Policies for Reforming and Regulating the Control over Foreign Exchange Settlement under the Capital Account, which was promulgated and became effective on June 9, 2016, provides that enterprises registered in Mainland China may also convert their foreign debts from foreign currency into Renminbi on a self-discretionary basis. This circular also provides an integrated standard for conversion of foreign exchange under capital account items (including, but not limited to, foreign currency capital and foreign debts) on a self-discretionary basis, which applies to all enterprises registered in Mainland China.

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

On October 25, 2019, the SAFE promulgated the Notice of the State Administration of Foreign Exchange on Further Promoting the Facilitation of Cross-border Trade and Investment, which, among other things, allows all FIEs to use Renminbi converted from foreign currency-denominated capital for equity investments in Mainland China, as long as the equity investment is genuine, does not violate applicable laws, and complies with the negative list on foreign investment. However, since this circular is newly promulgated, it is unclear how the SAFE and competent banks will carry it out in practice.

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

Regulations on Offshore Financing

Under the Circular of the SAFE on Issues Concerning the Foreign Exchange Administration over the Overseas Investment and Financing and Round-Trip Investment by Domestic Residents via Special Purpose Vehicles, or SAFE Circular 37, effective on July 4, 2014, Mainland China residents are required to register with the local SAFE branch prior to the establishment or control of an offshore special purpose vehicle, which is defined as an offshore enterprise directly established or indirectly controlled by Mainland China residents for investment and financing purposes, with the enterprise assets or interests Mainland China residents hold in Mainland China or overseas. The term “control” means to obtain the operation rights, right to proceeds, or decision-making power of a special purpose vehicle through acquisition, trust, holding shares on behalf of others, voting rights, repurchase, convertible bonds, or other means. At the same time, the SAFE has issued the Operation Guidance for the Issues Concerning Foreign Exchange Administration over Round-Trip Investment regarding the procedures for SAFE registration under SAFE Circular 37, which became effective on July 4, 2014 as an attachment of SAFE Circular 37.

The Mainland China residents are also required to amend the registration or filing with the local SAFE branch any material change in the offshore company, such as any change of basic information (including change of such Mainland China residents, name and operation term), increase or decreases in investment amount, transfers or exchanges of shares, or merger or divisions. On February 28, 2015, SAFE promulgated the Notice on Further Simplifying and Improving Foreign Exchange Administration Policy on Direct Investment, or SAFE Notice 13, which became effective on June 1, 2015. Pursuant to SAFE Notice 13, instead of applying for approvals regarding foreign exchange registrations of foreign direct investment and overseas direct investment from SAFE as required under current laws, entities and individuals will be required to apply for such foreign exchange registrations, including those required under the SAFE Circular 37, from qualified banks. The qualified banks, under the supervision of SAFE, will directly examine the applications and conduct the registration.

Failure to comply with the registration procedures set forth in the SAFE Circular 37, or making misrepresentation on or failure to disclose controllers of foreign-invested enterprise that is established through round-trip investment, may result in restrictions being imposed on the foreign exchange activities of the relevant onshore company, including the increase of its registered capital, the payment of dividends and other distributions to its offshore parent or affiliate and the capital inflow from the offshore entities, and may also subject relevant Mainland China residents to penalties under Mainland China foreign exchange administration regulations. Mainland China residents who directly or indirectly hold any shares in our company from time to time are required to register with SAFE in connection with their investments in us. We have requested Mainland China residents holding direct or indirect interest in our company to our knowledge to make the necessary applications, filings and amendments as required under the SAFE Circular 37 and other related rules.

As of the date of this Annual Report, the Mainland China residents have either not completed, or have not applied for, foreign exchange registration under the SAFE Circular 37 and other related rules. Although they are either in the process of making foreign exchange registration or plan to make foreign exchange registrations, they may still be faced with the above possible fines in accordance with the PRC Laws.

Regulations on Dividend Distribution

The principal laws and regulations regulating the distribution of dividends by FIEs in Mainland China include the PRC Company Law, as amended in 2004, 2005, 2013, and 2018, and the 2019 PRC Foreign Investment Law and its Implementation Rules. Under the current regulatory regime in Mainland China, FIEs in Mainland China may pay dividends only out of their retained earnings, if any, determined in accordance with Mainland China accounting standards and regulations. A Mainland China company is required to set aside as statutory reserve funds at least 10% of its after-tax profit, until the cumulative amount of such reserve funds reaches 50% of its registered capital unless laws regarding foreign investment provide otherwise. A Mainland China company cannot distribute any profits until any losses from prior fiscal years have been offset. Profits retained from prior fiscal years may be distributed together with distributable profits from the current fiscal year.

We currently intend to retain most, if not all, of our available funds and any future earnings to fund the development and growth of our business. As a result, we do not expect to pay any cash dividends in the foreseeable future. Therefore, you should not rely on an investment in our common stock as a source for any future dividend income.

Regulations on M&A and Overseas Listing

In August 2006, six PRC governmental agencies jointly promulgated the Provisions on Foreign-funded Mergers and Acquisitions of Domestic Enterprises, or the M&A Rule, as most recently amended in 2009. The M&A Rule requires offshore special purpose vehicles formed to pursue overseas listing of equity interests in Mainland China companies and controlled directly or indirectly by Mainland China companies or individuals to obtain the approval of the China Securities Regulatory Commission (“CSRC”) prior to the listing and trading of such special purpose vehicle’s securities on any stock exchange overseas.

The M&A Rule further requires that the Ministry of Commerce, or MOFCOM, be notified in advance of any change-of-control transaction in which a foreign investor acquires control of a Mainland China domestic enterprise or a foreign company with substantial Mainland China operations, if certain thresholds under the Provisions on Thresholds for Prior Notification of Concentrations of Undertakings, issued by the State Council, are triggered. Moreover, the Anti-Monopoly Law promulgated by the Standing Committee of the NPC requires that transactions which are deemed concentrations and involve parties with specified turnover thresholds be cleared by the MOFCOM before they can be completed.

On February 17, 2023, with the approval of the State Council, the CSRC released the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies, or the Trial Administrative Measures, and five supporting guidelines, which came into effect on March 31, 2023. According to the Trial Administrative Measures, (1) domestic companies that seek to offer or list securities overseas, both directly and indirectly, should fulfill the filing procedure and report relevant information to the CSRC; (2) if the issuer meets both of the following conditions, the overseas offering and listing shall be determined as an indirect overseas offering and listing by a domestic company: (i) any of the total assets, net assets, revenues or profits of the domestic operating entities of the issuer in the most recent accounting year accounts for more than 50% of the corresponding figure in the issuer’s audited consolidated financial statements for the same period; (ii) its major operational activities are carried out in Mainland China or its main places of business are located in Mainland China, or the senior managers in charge of operation and management of the issuer are mostly Chinese citizens or are domiciled in Mainland China; and (3) where a domestic company seeks to indirectly offer and list securities in an overseas market, the issuer shall designate a major domestic operating entity responsible for all filing procedures with the CSRC, and where an issuer makes an application for initial public offering and listing in an overseas market, the issuer shall submit filings with the CSRC within three business days after such application is submitted. According to the relevant provisions of the Trial Administrative Measures and its supporting guidelines, the Company is required to fulfill the filing procedures with the CSRC within three days of the closing of the Offering. According to the Trial Administrative Measures, the Company has submitted the filing materials to the CSRC, but the materials were not complete due to lack of a commitment letter from the Company’s lead underwriter for the Offering, and the Company withdrew the filing from the CSRC. The Company will submit the filing materials again when the materials are ready. However, given that the Trial Administrative Measures were recently promulgated, there remain substantial uncertainties as to their interpretation, application, and enforcement and there is no guarantee that the relevant PRC government agencies, including the CSRC, would reach the same conclusion that we and our PRC counsel have reached. If the CSRC has determined that we have failed to comply with the post-offering filing obligations imposed by the Trial Administrative Measures or make a misrepresentation, misleading statement or material omission in the materials we submit to the CSRC, the CSRC would have the right to order rectification, issue a warning and impose a fine on us of between RMB 1 million and RMB 10 million and issuing a warning to the parties responsible for such failure, misrepresentation or material omission and impose a fine on each of such individuals ranging from RMB 500,000 to RMB 5 million.

On February 17, 2023, the CSRC held a press conference for the release of the Trial Administrative Measures and issued the Notice on Administration for the Filing of Overseas Offering and Listing by Domestic Companies, which, among others, clarifies that (1) a six-month transition period will be granted to domestic companies which, prior to the effective date of the Trial Administrative Measures, have already obtained the approval from overseas regulatory authorities or stock exchanges, such as completion of registration in the market of the United States, but have not completed the indirect overseas listing; and (2) domestic companies that have already submitted valid applications for overseas offering and listing but have not obtained approval from overseas regulatory authorities or stock exchanges on or prior to the effective date of the Trial Administrative Measures, may reasonably arrange the timing for submitting their filing applications with the CSRC, and shall complete the filing before the completion of their overseas offering and listing.

Regulations on Taxation

Enterprise Income Tax

On March 16, 2007, the National People’s Congress promulgated the PRC Enterprise Income Tax Law, which was amended on February 24, 2017 and December 29, 2018. On December 6, 2007, the State Council enacted the Regulations for the Implementation of the Enterprise Income Tax Law, which became effective on January 1, 2008 and amended on April 23, 2019. Under the Enterprise Income Tax Law and the relevant implementation regulations, both resident enterprises and non-resident enterprises are subject to tax in Mainland China. Resident enterprises are defined as enterprises that are established in Mainland China in accordance with PRC laws, or that are established in accordance with the laws of foreign countries but are actually or in effect controlled from within Mainland China. Non-resident enterprises are defined as enterprises that are organized under the laws of foreign countries and whose actual management is conducted outside Mainland China, but have established institutions or premises in Mainland China, or have no such established institutions or premises but have income generated from inside Mainland China. Under the Enterprise Income Tax Law and relevant implementing regulations, a uniform corporate income tax rate of 25% is applied. However, if non-resident enterprises have not formed permanent establishments or premises in Mainland China, or if they have formed permanent establishment or premises in Mainland China but there is no actual relationship between the relevant income derived in Mainland China and the established institutions or premises set up by them, enterprise income tax is set at the rate of 10% with respect to their income sourced from inside Mainland China.

Value-Added Tax

The PRC Provisional Regulations on Value-Added Tax were promulgated by the State Council on December 13, 1993, which became effective on January 1, 1994 and were subsequently amended from time to time. The Detailed Rules for the Implementation of the PRC Provisional Regulations on Value-Added Tax (2011 Revision) was promulgated by the Ministry of Finance on December 25, 1993 and subsequently amended on December 15, 2008 and October 28, 2011. On November 19, 2017, the State Council promulgated the Decisions on Abolishing the PRC Provisional Regulations on Business Tax and Amending the PRC Provisional Regulations on Value-Added Tax. Pursuant to these regulations, rules and decisions, all enterprises and individuals engaged in sale of goods, provision of processing, repair, and replacement services, sales of services, intangible assets, real property, and the importation of goods within Mainland China territory are VAT taxpayers. On March 21, 2019, the Ministry of Finance, the SAT, and the General Administration of Customs jointly issued the Announcement on Relevant Policies on Deepen the Reform of Value-Added Tax. Sales revenue represents the invoiced value of goods, net of VAT. The VAT is based on gross sales price and VAT rates range up to 17%, starting from May 1, 2018, VAT rate was lowered to 16%, and starting from April 1, 2019, VAT rate was further lowered to 13%.

Dividend Withholding Tax

The Enterprise Income Tax Law provides that since January 1, 2008, an income tax rate of 10% will normally be applicable to dividends declared to non-Mainland China resident investors that do not have an establishment or place of business in Mainland China, or that have such establishment or place of business but the relevant income is not effectively connected with the establishment or place of business, to the extent such dividends are derived from sources within Mainland China.

Pursuant to the Arrangement Between the Mainland China and the Hong Kong Special Administrative Region for the Avoidance of Double Taxation and the Prevention of Fiscal Evasion with Respect to Taxes on Income and Capital, and other applicable PRC laws, if a Hong Kong resident enterprise is determined by the competent Mainland China tax authority to have met the relevant conditions and requirements under this arrangement and other applicable laws, the 10% withholding tax on the dividends the Hong Kong resident enterprise receives from a Mainland China resident enterprise may be reduced to 5%. However, based on the Circular on Certain Issues with Respect to the Enforcement of Dividend Provisions in Tax Treaties issued on February 20, 2009, if the relevant Mainland China tax authorities determine, in their discretions, that a company benefits from such reduced income tax rate due to a structure or arrangement that is primarily tax-driven, such Mainland China tax authorities may adjust the preferential tax treatment. Pursuant to the Circular on Several Questions regarding the “Beneficial Owner” in Tax Treaties, which was issued on February 3, 2018 by the SAT and became effective on April 1, 2018, when determining the applicant’s status as the “beneficial owner” regarding tax treatments in connection with dividends, interests, or royalties in the tax treaties, several factors, including, without limitation, whether the applicant is obligated to pay more than 50% of his or her income in twelve months to residents in third country or region, whether the business operated by the applicant constitutes the actual business activities, and whether the counterparty country or region to the tax treaties does not levy any tax or grant any tax exemption on relevant incomes or levy tax at an extremely low rate, will be taken into account, and such factors will be analyzed according to the actual circumstances of the specific cases. This circular further provides that an applicant who intends to prove his or her status as the “beneficial owner” must submit the relevant documents to the relevant tax bureau pursuant to the Announcement on Issuing the Measures for the Administration of Non-Resident Taxpayers’ Enjoyment of the Treatment under Tax Agreements.

Regulations on Employment Laws

In accordance with the PRC National Labor Law, which became effective in January 1995 and amended from time to time, and the PRC Labor Contract Law, which became effective in January 2008, as amended subsequently, employers must execute written labor contracts with full-time employees in order to establish an employment relationship. All employers must compensate their employees equal to at least the local minimum wage standards. All employers are required to establish a system for labor safety and sanitation, strictly abide by state rules and standards and provide employees with appropriate workplace safety training. In addition, employers in Mainland China are obliged to pay contributions to the social insurance plan and the housing fund plan for employees.

On December 28, 2021, the Measures for Cybersecurity Review (2021 version) were promulgated and became effective on February 15, 2022 (the “Measures”), which iterates that any “online platform operators” controlling personal information of more than one million users that seeks to list on a foreign stock exchange shall also be subject to cybersecurity review. As we are neither an “operator of critical information infrastructure” nor a “data processor” carrying out data processing activities that affect or may affect national security, we believe that the Measures are not applicable to us even after they take effect in current form. The PRC government is increasingly focused on data security, recently launching cybersecurity review against a number of mobile apps operated by several US-listed Chinese companies and prohibiting these apps from registering new users during the review period. There are great uncertainties regarding the interpretation and enforcement of PRC laws, rules and regulations regarding data and privacy security. We may be required to change our data and other business practices and be subject to regulatory investigations, penalties, and increased cost of operations as a result of these laws and policies.

Employees

As of the date of this Annual Report, we had 131 employees. We have no part time employees or independent contractors.

As required by regulations in China, Sichuan Vtouch participates in various employee social security plans that are organized by local governments, including pension, unemployment insurance, childbirth insurance, work-related injury insurance, medical insurance and housing insurance. Sichuan Vtouch is required under Chinese law to make contributions to employee benefit plans at specified percentages of the salaries, bonuses and certain allowances of our employees, up to a maximum amount specified by the local government from time to time.

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

Summary of Risks Affecting Our Company

The following summarizes key risks and uncertainties that could materially adversely affect us. You should read this summary together with the more detailed description of each risk factor contained below.

Risks Related to Our Business and Industry

●	Weaknesses identified in our financial reporting during audits could impair our ability to accurately report financial results.
●	Dependency on major customers presents risks if we cannot retain or attract new customers effectively.
●	Our operating history may not be indicative of our future growth or financial results and we may not be able to sustain our historical growth rates.
●	Failure to secure new land for facilities could severely impact our operations and financial health.
●	We are subject to risks related to construction of our factory in Sichuan Province, China.
●	The COVID-19 pandemic and other crises could disrupt operations and negatively affect our business, financial condition, and results.
●	Economic recessions could have a significant adverse impact on our business.
●	Intellectual property infringement claims could be costly and disrupt business operations.
●	A significant amount of accounts receivable could become uncollectible, affecting financial stability.
●	Cyclical industry dynamics could lead to harmful price fluctuations.
●	Failure to maintain product quality and safety could damage our reputation and financial standing.
●	Intense competition in the touchscreen display industry could reduce market share and profitability.
●	Inadequate financing could restrict our ability to execute our business plan.
●	Adjustments in related party transaction pricing could lead to significant tax liabilities.
●	Revocation of tax treatments or government subsidies could necessitate paying additional taxes.
●	Interruptions from third-party suppliers could disrupt operations.
●	Fluctuations in the cost and availability of raw materials could negatively affect results.
●	Dependency on key executives and the lack of long-term supplier contracts pose risks.
●	Failure to adopt new technologies might affect competitiveness.
●	Liability claims or adverse publicity could impact customer confidence and business results.
●	Losses on inventories and lack of business insurance could expose us to significant costs.

Risks Related to Doing Business in China

●	Regulatory changes in China could increase compliance costs and complicate capital raising.
●	The HFCAA could lead to delisting of our common stock if audits are not inspected properly.
●	We may be subject to substantial fine if the CSRC has determined that we have failed to comply with the post-offering filing obligations.
●	Changes in U.S.-China trade policies could adversely impact our business operations.
●	PRC regulation of loans and currency conversion could delay or prevent capital usage, affecting liquidity.
●	Labor laws in the PRC might negatively impact our operational flexibility and financial results.
●	Liabilities under the Foreign Corrupt Practices Act and Chinese anti-corruption law could lead to penalties.
●	Bankruptcy or liquidation of our PRC subsidiary could significantly disrupt operations.
●	Economic and policy changes in China could limit our ability to offer securities.
●	Uncertainties in the PRC legal system could limit legal protections.
●	Difficulties in enforcing foreign judgments in China could undermine contractual protections.
●	Government control of currency conversion and fluctuations in exchange rates could impact financial results and investments.
●	The Chinese government’s substantial influence over business operations could lead to significant operational changes.

Risks Related to Our Common Stock

●	Volatility in the price of our common stock may not reflect our operating performance.
●	By-laws limiting the judicial forum for disputes could restrict stockholder litigation options.
●	Manipulative short selling could drive down our stock price.
●	Direct exposure to negative publicity involving U.S.-listed Chinese companies could harm our business and reputation.
●	Large volumes of our common stock being sold could negatively affect the market price.
●	Non-payment of dividends means stockholders must rely on stock price appreciation for returns.
●	Deteriorating U.S.-China relations could lower our stock price and complicate access to capital markets.

Risks Related to Our Business and Industry

The COVID-19 pandemic, as well as other epidemics, natural disasters, terrorist activities, political unrest, and other outbreaks could disrupt our delivery and operations, which could materially and adversely affect our business, financial condition, and results of operations .

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

In addition, global pandemics, epidemics in Mainland China or elsewhere in the world, or fear of spread of contagious diseases, such as Ebola virus disease (EVD), Middle East respiratory syndrome (MERS), severe acute respiratory syndrome (SARS), H1N1 flu, H7N9 flu, and avian flu, as well as hurricanes, earthquakes, tsunamis, or other natural disasters could also disrupt our business operations, reduce or restrict our supply of products and services, incur significant costs to protect our employees and facilities, or result in regional or global economic distress, which may materially and adversely affect our business, financial condition, and results of operations. Actual or threatened war, terrorist activities, political unrest, civil strife, and other geopolitical uncertainty could have a similar adverse effect on our business, financial condition, and results of operations. Any one or more of these events may impede our production and delivery efforts and adversely affect our sales results, or even for a prolonged period of time, which could materially and adversely affect our business, financial condition, and results of operations.

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

In connection with the audits of our consolidated financial statements as of and for the years ended December 31, 2022 and 2023, we identified certain material weaknesses in our internal control over financial reporting. If we fail to develop and maintain an effective system of internal control over financial reporting, we may be unable to accurately report our financial results or prevent fraud.

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

In connection with the auditing of our consolidated financial statements as of and for the years ended December 31, 2023 and 2022, we identified the following material weaknesses in our internal control over financial reporting:

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

We are heavily dependent on our top customers, each of which accounted for 10% or more of our revenues. We currently sell our products primarily to customers in the PRC and to a lesser extent, overseas customers in European countries  and East Asia such as South Korea and Taiwan. For the year ended December 31, 2023, four customers accounted for 31.7%, 16.2%, 15.8% and 11.5% of the total accounts receivable balance, respectively. For the year ended December 31, 2022, three customers accounted for 32.2%, 22.8%, and 14.0% of the total accounts receivable balance, respectively.

Our ability to attract new customers and retain existing customers cost-effectively, especially our top customers, is crucial to driving net revenues growth and achieving profitability. We have invested significantly in branding, sales and marketing to acquire and retain customers since our inception. For example, we attend domestic and international expos and exhibitions to market our products and attract new customers. We also expect to continue to invest significantly  to acquire new customers and retain existing ones, especially our top customers. There can be no assurance that new customers will stay with us, or the net revenues from new customers we acquire will ultimately exceed the cost of acquiring those customers. In addition, if our existing customers, especially our existing top customers no longer find our products appealing, or if our competitors offer more attractive products, prices, discounts or better customer services, our existing customers may lose interest in us, decrease their orders or even stop ordering from us. If we are unable to retain our existing customers, especially our top customers or to acquire new customers in a cost-effective manner, our revenues may decrease and our results of operations will be adversely affected.

Our operating history may not be indicative of our future growth or financial results and we may not be able to sustain our historical growth rates.

Our operating history may not be indicative of our future growth or financial results. There is no assurance that we will be able to grow in future periods. Our growth rates may decline for any number of possible reasons and some of them are beyond our control, including decreasing customer demand, increasing competition, declining growth of the touchscreen display industry in general, emergence of alternative business models, or changes in government policies or general economic conditions. We will continue to expand our sales network and product offerings to bring greater convenience to our customers and to increase our customer base and number of transactions. However, the execution of our expansion plan is subject to uncertainty and the total number of items sold and number of transacting customers may not grow at the rate we expect for the reasons stated above. If our growth rates decline, investors’ perceptions of our business and prospects may be adversely affected and the market price of our common stock could decline.

Failure to secure a new parcel of land for the construction of our new buildings and facilities, and failure to acquire and install new production lines on the new parcel may materially and adversely affect our business, financial condition and results of operations.

During the year ended December 31, 2021, our use right to the Property was withdrawn by the local government and all ownership certificates pertaining to the buildings on the Property were returned to the local government for cancellation.

In order to minimize the interruption of our business, Sichuan Vtouch entered into a Leaseback Agreement with Sichuan Renshou on March 16, 2021. The Leaseback Agreement entitles us to lease back the Properties commencing from April 1, 2021 until December 31, 2021, at a monthly rent of RMB300,000 (approximately $46,154), which period has been extended to October 31, 2022. On October 16, 2022, Sichuan Vtouch entered an extension to the Leaseback Agreement with Sichuan Renshou to extend the period it granted Sichuan Vtouch to lease back the Properties until October 31, 2023, then subsequently extended to October 31, 2024, at a monthly rent of RMB400,000 (approximately $59,941). The management believes that the Company can further renew the lease if necessary.

On July 23, 2021, Sichuan Vtouch entered into a contract with the Chengdu Wenjiang District Planning and Natural Resources Bureau for the purchase of a land use right for a parcel of land spanning 131,010 square feet, for a consideration of RMB3,925,233 (equivalent to $537,998) for the Company’s new facility. The Company paid the consideration in full on November 18, 2021. The Company estimates receiving the certificate of land use right from the local government in the fourth quarter of 2024.

As of the date of this Annual Report, we estimate to finish the building construction by the end of 2024 and commence production in the third quarter of 2025, but there is no assurance and we may need extended time to achieve our business plan. If we fail to complete such construction prior to estimated period and the extended period, if any, we will have to cease all or part of our operations, and as a result, our business, financial condition and results of operations may be materially and adversely affected.

We are subject to risks related to construction of our factory in Sichuan Province, China.

We are constructing new facilities and office buildings, located in Sichuan Province, China. As of the date of this Annual Report, we estimates receiving the certificate of land use right from the local government in the fourth quarter of 2024. We plan to finish the building construction by the end of 2024 and commence production in the third quarter of 2025.

The construction could experience delays or other difficulties, and will require significant capital. We may not generate sufficient cash flow to satisfy our capital expenditure commitments. We may need to raise additional capital to fund a portion of our capital expenditures, and such capital may not be available when needed or on terms favorable to our company. The construction may not be completed on schedule due to various reasons, such as supply chain issues and increased difficulty for workforce recruitment, which could result in increased expenses and construction costs, and may result in reduced profitability of the project. Any failure to complete the construction plan on schedule and within budget could adversely affect our financial condition and results of operations.

The construction may be subject to legal claims and proceedings instituted by contractors, workers and other parties involved in such project from time to time. Such claims and proceedings may include claims in respect of personal injuries and labor compensation in relation to the construction project. The construction of a factory is also subject to risks related to health and safety incidents and site accidents and any non-compliance with building codes and other local regulations. If any of the aforementioned incidents or accidents were to occur, it could have a substantial negative impact on our success and result in a material adverse effect on our financial condition or results of operations.

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

The touchscreen display industry historically has experienced cyclical fluctuations in financial results due to economic recession, downturns in business cycles of our customers, interest rate fluctuations, and other economic factors beyond our control. Deterioration in the economic environment subjects our business to various risks, which may have a material and adverse impact on our operating results and cause us to not reach our long-term growth goals. For example, a downturn in the economy could directly affect the discretionary spending power of our customers and in turn, depress the number of orders for our products.

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

As of December 31, 2023, we had approximately $7.5 million in accounts receivable. Our accounts receivable primarily include balance due from customers when our products are sold and delivered to customers. Our customers are required to make full payment within three to five months from delivery date, although our industry typical payment term is 180 days from delivery. For the years ended December 31, 2023 and 2022, we did not provide any extended payment terms to any of our customers.   Deteriorating conditions in, bankruptcies, or financial difficulties of a customer or within their industries generally may impair the financial condition of our customers and hinder their ability to pay us on a timely basis or at all, and accounts receivable are written off against allowances only after exhaustive collection efforts. The failure or delay in payment by one or more of our customers could reduce our cash flows and adversely affect our liquidity and results of operations.

Our industry is cyclical, with recurring periods of capacity increases. As a result, price fluctuations in response to supply and demand imbalances could harm our results of operations.

The touchscreen display industry in general is characterized by cyclical market conditions. From time to time, the industry has been subject to imbalances between excess supply and a slowdown in demand, and in certain periods, resulting in declines in selling prices. In addition, capacity expansion anticipated in the touchscreen display industry may lead to excess capacity. Capacity expansion in the industry may be due to scheduled ramp-up of new manufacturing facilities, and any large increases in capacity as a result of such expansion could further drive down the selling prices of our products, which would affect our results of operations. We cannot assure you that any continuing or further decrease in selling prices or future downturns resulting from excess capacity or other factors affecting the industry will not be severe or that any such continuation, decrease or downturn would not seriously harm our business, financial condition and results of operations.

Our ability to maintain or increase our revenues will primarily depend upon our ability to maintain market share, increase unit sales of existing products and introduce and sell new products that offset the anticipated fluctuation and long-term declines in the selling prices of our existing products. We cannot assure you that we will be able to maintain or expand market share, increase unit sales, and introduce and sell new products, to the extent necessary to compensate for market oversupply.

Failure to maintain the quality and safety of our products could have a material and adverse effect on our reputation, financial condition and results of operations.

The quality and safety of our products are critical to our success. We pay close attention to quality control, monitoring each step in the process from procurement to production and from warehouse to delivery. Yet, maintaining consistent product quality depends significantly on the effectiveness of our quality control system, which in turn depends on a number of factors, including but not limited to, the design of our quality control system, employee training to ensure that our employees adhere to and implement our quality control policies and procedures and the effectiveness of monitoring any potential violation of our quality control policies and procedures. There can be no assurance that our quality control system will always prove to be effective.

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

We face intense competition in the touchscreen display industry in general. If we fail to compete effectively, we may lose market share and customers, and our business, financial condition and results of operations may be materially and adversely affected.

The touchscreen display industry is intensely competitive in general. We face less competition as we produce medium to large size capacitive touchscreens which are specially tailored to certain industries, such as industrial HMI, gaming, financing, lottery, automotive, medical, and POS, and requires more stable supply, longer guaranty and life span, compared with small size touchscreens which are characteristic with shorter life cycle and guaranty but more demand in quantity. However, we still have some competitors competing in China and globally with us. Our competitors may have more financial, technical, geographical advantage, marketing and other resources than we do and may be more experienced and able to devote greater resources to the development, promotion and support of their business. Some competitors are well-established in China and globally and any defensive measures they take in response to our expansion could hinder our growth and adversely affect our sales and results of operations.

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

If we do not obtain substantial additional financing, our ability to execute our business plan may be impaired.

Due to the withdrawal of the land use right to the Property and cancellation of our ownership certificates pertaining to the buildings on the Property by the local government pursuant to the Guidelines and the Compensation Agreement, on July 23, 2021, Sichuan Vtouch entered into a contract with the Chengdu Wenjiang District Planning and Natural Resources Bureau for the purchase of a land use right for a parcel of land spanning 131,010 square feet, for a consideration of RMB3,925,233 (equivalent to $537,998) for the Company’s new facility. The Company paid the consideration in full on November 18, 2021. The Company estimates receiving the certificate of land use right from the local government in the fourth quarter of 2024.

As of the date of this Annual Report, we estimate to finish the building construction by the end of 2024 and commence production in the third quarter of 2025, but there is no assurance and we may need extended time to achieve our business plan. If we fail to complete such acquisition and construction within the estimated period, if any, we will have to cease all or part of our operations, and as a result, our business, financial condition and results of operations may be materially and adversely affected.

In addition, our plans may call for significant new investments in research and development, marketing, expanded productions capacity, and working capital for raw materials and other items. Should our capital needs be higher than our estimation, we will be required to seek additional investments, loans or debt financing to fully pursue our business plans. Such additional investment may not be available to us on terms which are favorable or acceptable. Should we be unable to meet our full capital needs, our ability to fully implement our business plan will be impaired.

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

The Chinese government has provided tax incentives to our former subsidiary in Mainland China, Sichuan Wetouch, including reduced enterprise income tax rates. For example, under the PRC Enterprise Income Tax Law and its implementation rules, the statutory enterprise income tax rate is 25%. However, the income tax of an enterprise that has been determined to be a qualified enterprise located in western region of Mainland China can be reduced to a preferential rate of 15%. The qualification of preferential tax rate is effective for a renewable three-year permitted. As we have dissolved Sichuan Wetouch, and its business and operations have been assumed by Sichuan Vtouch, Sichuan Vtouch has reapplied for the preferential rate of 15% as a qualified enterprise. Such application is currently pending with the PRC tax authorities. If Sichuan Vtouch’s application for the qualification of preferential tax rate benefit is not approved, our PRC subsidiary will be subject to the statutory enterprise income tax rate of 25%. Further, in the ordinary course of our business, we are subject to complex income tax and other tax regulations, and significant judgment is required in the determination of a provision for income taxes. Although we believe our tax provisions are reasonable, if the PRC tax authorities successfully challenge our position and we are required to pay tax, interest, and penalties in excess of our tax provisions, our financial condition and results of operations would be materially and adversely affected.

A significant interruption in the operations of our third-party suppliers could potentially disrupt our operations.

We have limited control over the operations of our third-party suppliers and other business partners and any significant interruption in their operations may have an adverse impact on our operations. For example, a significant interruption in the operations of our supplier’s manufacturing facilities could cause delays or termination of shipments of the raw materials to us, which may cause delays or termination of shipments of our products to our customers, thus resulting in penalties or fines due to our breach of contract. If we could not solve the impact of the interruptions of operations of our third-party suppliers, our business operations and financial results may be materially and adversely affected.

We face the risk of fluctuations in the cost, availability and quality of our raw materials, which could adversely affect our results of operations.

The cost, availability and quality of the raw materials, such as indium tin oxide glasses and panels, are important to our operations. If the cost of raw materials increases due to large market price fluctuation or due to any other reason, our business and results of operations could be adversely affected. Lack of availability of these raw materials, whether due to shortages in supply, delays or interruptions in processing, failure of timely delivery or otherwise, could interrupt our operations and adversely affect our financial results.

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

There can be no assurance that our existing personnel will be adequate or qualified to carry out our strategy and operations, or that we will be able to hire or retain experienced, qualified employees to carry out our strategy and operations. The loss of one or more of our key management or operating personnel, or the failure to attract and retain additional key personnel, could have a material adverse effect on our business, financial condition and results of operations.

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

We may experience losses on inventories.

Frequent new product introductions in the technology industry can result in a decline in the selling prices of our products and the obsolescence of our existing inventory. This can result in a decrease in the stated value of our inventory, which we value at the lower of cost or net realizable value.

We manage our inventory based on our customers’ and our own forecasts. Although we regularly make adjustments based on market conditions, we typically deliver our goods to our customers several weeks after a firm order is placed. While we maintain open channels of communication with our top customers to avoid unexpected decreases in firm orders or subsequent changes to placed orders, and try to minimize our inventory levels, such actions by our customers may have a material adverse effect on our inventory management and our results of operations.

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

While we seek to maintain appropriate levels of insurance , not all claims are insurable and we may experience major incidents of a nature that are not covered by insurance. We do not have any insurance that cover, among other things, employee-related accidents and injuries, product or business liability and other property damage and liability deriving from our activities. Furthermore, insurance companies in China currently do not offer as extensive an array of insurance products as insurance companies in more developed economies. We have determined that the costs of insuring for these risks and the difficulties associated with acquiring such insurance on commercially reasonable terms make it impractical for us to have such insurance. We maintain an amount of insurance protection that we believe is adequate,  but there can be no assurance that such insurance will continue to be available on acceptable terms or that our insurance coverage will be sufficient or effective under all circumstances and against all liabilities to which we may be subject. If we were to incur substantial losses or liabilities due to fire, explosions, floods, other natural disasters or accidents or business interruption, our results of operations could be materially and adversely affected. We could, for example, be subject to substantial claims for damages upon the occurrence of several events within one calendar year. In addition, our insurance costs  may increase over time in response to any negative development in our claims history or due to material price increases in the insurance market in general.

We may not be able to adequately protect and maintain our intellectual property.

Our success will depend on our ability to continue to develop and market our products. We have been have five pending patent applications as of the date of this Annual Report. No assurance can be given that such patents will not be challenged, invalidated, infringed or circumvented, or that such intellectual property rights will provide a competitive advantage to us. Also, litigation may be necessary to enforce our intellectual property rights or determine the validity and scope of the proprietary rights of others. The outcome of such potential litigation may not be in our favor and any success in litigation may not be able to adequately protect our rights. Such litigation may be costly and divert management attention away from our business. An adverse determination in any such litigation would impair our intellectual property rights and may harm our business, prospects and reputation. Enforcement of judgments in China is uncertain and even if we are successful in such litigation it may not provide us with an effective remedy.

Our introduction of new technologies and products may increase the likelihood that third parties will assert claims that our products infringe upon their proprietary rights.

The rapid technological changes that characterize our industry require that we quickly implement new processes and components with respect to our products. Often with respect to recently developed processes and components, a degree of uncertainty exists as to who may rightfully claim ownership rights in such processes and components. Uncertainty of this type increases the risk that claims alleging that such components or processes infringe upon third party rights may be brought against us. Although we take and will continue to take steps to ensure that our new products do not infringe upon third party rights, if our products or manufacturing processes are found to infringe upon third party rights, we may be subject to significant liabilities and be required to change our manufacturing processes or be prohibited from manufacturing certain products, which could have a material adverse effect on our operations and financial condition.

We may be required to defend against charges of infringement of patent or other proprietary rights of third parties. Although patent and other intellectual property disputes in our industry have often been settled through licensing or similar arrangements, such defense could require us to incur substantial expense and to divert significant resources of our technical and management personnel, and could result in our loss of rights to develop or make certain products or require us to pay monetary damages or royalties to license proprietary rights from third parties. Furthermore, we cannot be certain that the necessary licenses would be available to us on acceptable terms, if at all. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling certain of our products. Any such litigation, whether successful or unsuccessful, could result in substantial costs to us and diversions of our resources, either of which could adversely affect our business.

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

On July 6, 2021, the relevant PRC government authorities published the Opinions on Strictly Cracking Down Illegal Securities Activities in Accordance with the Law. These opinions call for strengthened regulation over illegal securities activities and supervision on overseas listings by China-based companies and propose to take effective measures, such as promoting the construction of relevant regulatory systems to deal with the risks and incidents faced by China-based overseas-listed companies. On December 24, 2021, the CSRC released the Administrative Provisions of the State Council Regarding the Overseas Issuance and Listing of Securities by Domestic Enterprises (Draft for Comments) (the “Draft Administrative Provisions”) and the Measures for the Overseas Issuance of Securities and Listing Record-Filings by Domestic Enterprises (Draft for Comments) (the “Draft Filing Measures”, together with the Draft Administrative Provisions, the “Draft Rules”). The Draft Rules lay out the filing regulations for both direct and indirect overseas listings and clarify the determination criteria for indirect overseas listings in overseas markets. Among other requirements, if a domestic enterprise intends to indirectly offer and list securities in an overseas market, the record-filing obligation shall be completed within three working days after the overseas listing application is submitted. On February 17, 2023, the CSRC promulgated the Trial Administrative Measures, which took effect on March 31, 2023. The Trial Administrative Measures further stipulate the rules and requirements for overseas offering and listing conducted by PRC domestic companies. Upon the effectiveness of the Trial Administrative Measures, we could be required to go through the filing procedure. If required, we cannot assure you that we will be able to complete such process on time or at all.

On July 10, 2021, the Cyberspace Administration of China issued the Measures for Cybersecurity Review (Revision Draft for Comments), or the Measures, for public comments, which propose to authorize the relevant government authorities to conduct cybersecurity review on a range of activities that affect or may affect national security, including listings in foreign countries by companies that possess the personal data of more than one million users. On December 28, 2021, the Measures for Cybersecurity Review (2021 version) were promulgated and became effective on February 15, 2022 (the “Measures”), which iterates that any “online platform operators” controlling personal information of more than one million users that seeks to list on a foreign stock exchange shall also be subject to cybersecurity review. As we are neither an “operator of critical information infrastructure” nor a “data processor” carrying out data processing activities that affect or may affect national security, we believe that the Measures are not applicable to us even after they take effect in current form. The PRC government is increasingly focused on data security, recently launching cybersecurity review against a number of mobile apps operated by several US-listed Chinese companies and prohibiting these apps from registering new users during the review period. There are great uncertainties regarding the interpretation and enforcement of PRC laws, rules and regulations regarding data and privacy security. We may be required to change our data and other business practices and be subject to regulatory investigations, penalties, and increased cost of operations as a result of these laws and policies.

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

We are subject to the Trial Administrative Measures, as the Company has: (i) 50% or more of the issuer’s operating revenue, total profit, total assets or net assets as documented in its audited consolidated financial statements for the most recent accounting year is accounted for by PRC domestic companies; and (ii) the main parts of the issuer’s business activities are conducted in mainland China, or its main places of business are located in mainland China, or the senior managers in charge of its business operation and management are mostly Chinese citizens or domiciled in mainland China; and, if required, we cannot assure you that we will be able to complete such process on time or at all.

On February 17, 2023, the CSRC promulgated the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies (the “Trial Administrative Measures”), which took effect on March 31, 2023. Compared to the Draft Rules, the Trial Administrative Measures further clarified and emphasized several aspects, including: (i) comprehensive determination of the “indirect overseas offering and listing by Mainland China domestic companies” in compliance with the principle of “substance over form” and particularly, an issuer will be required to go through the filing procedures under the Trial Administrative Measures if the following criteria are met at the same time: a) 50% or more of the issuer’s operating revenue, total profit, total assets or net assets as documented in its audited consolidated financial statements for the most recent accounting year is accounted for by Mainland China domestic companies, and b) the main parts of the issuer’s business activities are conducted in Mainland China, or its main places of business are located in Mainland China, or the senior managers in charge of its business operation and management are mostly Chinese citizens or domiciled in Mainland China; (ii) exemptions from immediate filing requirements for issuers that a) have already been listed or registered but not yet listed in foreign securities markets, including U.S. markets, prior to the effective date of the Trial Administrative Measures, and b) are not required to re-perform the regulatory procedures with the relevant overseas regulatory authority or the overseas stock exchange, c) whose such overseas securities offering or listing shall be completed before September 30, 2023. However, such issuers shall carry out filing procedures as required if they conduct refinancing or are involved in other circumstances that require filing with the CSRC; (iii) a negative list of types of issuers banned from listing overseas, such as issuers under investigation for bribery and corruption; (iv) regulation of issuers in specific industries; (v) issuers’ compliance with national security measures and the personal data protection laws; and (vi) certain other matters such as: an issuer must file with the CSRC within three business days after it submits an application for initial public offering to competent overseas regulators; and subsequent reports shall be filed with the CSRC on material events, including change of control or voluntary or forced delisting of the issuer(s) who have completed overseas offerings and listings. Our PRC counsel has advised that because our common stock currently trades in the U.S., we were not required to submit filings to the CSRC before the Offering was completed and the Offering was not conditioned on CSRC approval. Rather, within three days of the closing of the Offering, we are required to submit filings to the CSRC in accordance with the Trial Administrative Measures. According to the relevant provisions of the Trial Administrative Measures and its supporting guidelines, the Company is required to fulfill the filing procedures with the CSRC within three days of the closing of the Offering. According to the Trial Administrative Measures, the Company has submitted the filing materials to the CSRC, but the materials were not complete due to lack of a commitment letter from the lead underwriter for the Offering, and the Company withdrew the filing from the CSRC. The Company will submit the filing materials again when the materials are ready. However, given that the Trial Administrative Measures were recently promulgated, there remain substantial uncertainties as to their interpretation, application, and enforcement and there is no guarantee that the relevant PRC government agencies, including the CSRC, would reach the same conclusion that we and our PRC counsel have reached. If the CSRC has determined that we have failed to comply with the post-offering filing obligations imposed by the Trial Administrative Measures or make a misrepresentation, misleading statement or material omission in the materials we submit to the CSRC, the CSRC would have the right to order rectification, issue a warning and impose a fine on us of between RMB 1 million and RMB 10 million and issuing a warning to the parties responsible for such failure, misrepresentation or material omission and impose a fine on each of such individuals ranging from RMB 500,000 to RMB 5 million.

Our common stock will be prohibited from trading in the United States under the Holding Foreign Companies Accountable Act, or the HFCAA, if it is later determined that the PCAOB is unable to inspect and investigate completely our auditor. The delisting of and prohibition from trading of our common stock, or the threat of their being delisted and prohibited from trading, may cause the value of our common stock to significantly decline or be worthless.

Pursuant to the HFCAA, if the SEC determines that we have filed audit reports issued by a registered public accounting firm that has not been subject to inspections by the PCAOB for two consecutive years, the SEC will prohibit our shares from being traded on a national securities exchange or in the over-the-counter trading market in the United States.

On December 18, 2020, the HFCAA was signed into law. The HFCAA has since then been subject to amendments by the U.S. Congress and interpretations and rulemaking by the SEC. On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act (the “AHFCAA”), which proposes to reduce the period of time for foreign companies to comply with PCAOB audits from three to two consecutive years, thus reducing the time period before the securities of such foreign companies may be prohibited from trading or delisted. On December 29, 2022, the Consolidated Appropriations Act, 2023 was signed into law, which contained, among other things, an identical provision to the AHFCAA, and reduced the number of consecutive non-inspection years required for triggering the prohibitions under the HFCAA from three years to two.

On December 16, 2021, the PCAOB issued a report to notify the SEC of its determination relating to the PCAOB’s inability to inspect or investigate completely registered public accounting firms headquartered in mainland China and Hong Kong. The inability of the PCAOB to conduct inspections of auditors in China made it more difficult to evaluate the effectiveness of these accounting firms’ audit procedures or quality control procedures as compared to auditors outside of China that are subject to the PCAOB inspections, which could cause existing and potential investors in issuers operating in China to lose confidence in such issuers’ procedures and reported financial information and the quality of financial statements.

On December 15, 2022, the PCAOB released a statement confirming it has secured complete access to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong, and it issued the 2022 HFCAA Determination Report to vacate its precious determinations to the contrary. The PCAOB is continuing to demand complete access, and it will act immediately to reconsider such determinations should China obstruct, or otherwise fail to facilitate the PCAOB’s access, at any time.

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

Further developments related to the HFCAA could add uncertainties to our offering. We cannot assure you what further actions the SEC, the PCAOB or the stock exchanges will take to address these issues and what impact such actions will have on companies that have significant operations in the PRC and have securities listed on a U.S. stock exchange (including a national securities exchange or over-the-counter stock market). In addition, any additional actions, proceedings, or new rules resulting from these efforts to increase U.S. regulatory access to audit information could create uncertainty for investors, the market price of our common stock could be adversely affected, and we could be delisted if we and our auditor are unable to meet the PCAOB inspection requirement. Such a delisting would substantially impair your ability to sell or purchase our common stock when you wish to do so, and would have a negative impact on the price of our shares.

We may be subject to substantial fine if the CSRC has determined that we have failed to comply with the post-offering filing obligations imposed by the Trial Administrative Measure.

On February 17, 2023, the CSRC promulgated the Trial Administrative Measures that require issuers to carry out filing procedures as required if they conduct refinancing or are involved in other circumstances that require filing with the CSRC; (iii) a negative list of types of issuers banned from listing overseas, such as issuers under investigation for bribery and corruption; (iv) regulation of issuers in specific industries; (v) issuers’ compliance with national security measures and the personal data protection laws; and (vi) certain other matters such as: an issuer must file with the CSRC within three business days after it submits an application for initial public offering to competent overseas regulators; and subsequent reports shall be filed with the CSRC on material events, including change of control or voluntary or forced delisting of the issuer(s) who have completed overseas offerings and listings.

Our PRC counsel has advised that because our common stock currently trades in the U.S., we were not required to submit filings to the CSRC before the Offering was completed and the Offering was not conditioned on CSRC approval. Rather, within three days of the closing of the Offering, we are required to submit filings to the CSRC in accordance with the Trial Administrative Measures. We have submitted the filing materials to the CSRC, but the materials were not complete due to lack of a commitment letter from the lead underwriter for the Offering, and we withdrew the filing from the CSRC. We will submit the filing materials again when the materials are ready. However, given that the Trial Administrative Measures were recently promulgated, there remain substantial uncertainties as to their interpretation, application, and enforcement and there is no guarantee that the relevant PRC government agencies, including the CSRC, would reach the same conclusion that we and our PRC counsel have reached. If the CSRC has determined that we have failed to comply with the post-offering filing obligations imposed by the Trial Administrative Measures or make a misrepresentation, misleading statement or material omission in the materials we submit to the CSRC, the CSRC would have the right to order rectification, issue a warning and impose a fine on us of between RMB 1 million and RMB 10 million and issuing a warning to the parties responsible for such failure, misrepresentation or material omission and impose a fine on each of such individuals ranging from RMB 500,000 to RMB 5 million. Our operations may be negatively affected, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

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

PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from using the proceeds of any offerings or financings to make loans or additional capital contributions to our Chinese subsidiaries, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

We conduct substantially all of our operations in China. We may make loans to our PRC subsidiary, subject to the approval, registration, and filing with governmental authorities and limitation of amount, or we may make additional capital contributions to our wholly foreign-owned subsidiary in China. Any loans to our wholly foreign-owned subsidiary in China, which is treated as a foreign-invested enterprise under PRC law, are subject to foreign exchange loan registrations. In addition, a foreign invested enterprise shall use its capital pursuant to the principle of authenticity and self-use within its business scope. The capital of a foreign invested enterprise shall not be used for the following purposes: (i) directly or indirectly used for payment beyond the business scope of the enterprises or the payment prohibited by relevant laws and regulations; (ii) directly or indirectly used for investment in securities or investments other than banks’ principal-secured products unless otherwise provided by relevant laws and regulations; (iii) the granting of loans to non-affiliated enterprises, except where it is expressly permitted in the business license; and (iv) paying the expenses related to the purchase of real estate that is not for self-use (except for the foreign-invested real estate enterprises).

In light of the various requirements imposed by PRC regulations on loans to and direct investment in PRC entities by offshore holding companies, we cannot assure you that we will be able to complete the necessary government registrations or obtain the necessary government approvals or filings on a timely basis, if at all, with respect to future loans by us to our PRC subsidiary  or with respect to future capital contributions by us to our PRC subsidiary. If we fail to complete such registrations or obtain such approvals, our ability to use the proceeds from the Offering and to capitalize or otherwise fund our Chinese operations may be negatively affected, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

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

Some of our shareholders that we are aware of are subject to SAFE regulations, and we expect all of these shareholders will have completed all necessary registrations with the local SAFE branch or qualified banks as required by SAFE Circular 37. We cannot assure you, however, that all of these shareholders may continue to make required filings or updates in a timely manner, or at all. We can provide no assurance that we are or will in the future continue to be informed of identities of all PRC residents holding direct or indirect interest in our company. Any failure or inability by such shareholders to comply with SAFE regulations may subject us to fines or legal sanctions, such as restrictions on our cross-border investment activities or our PRC subsidiary’ ability to distribute dividends to, or obtain foreign exchange-denominated loans from, our company or prevent us from making distributions or paying dividends. As a result, our business operations and our ability to make distributions to you could be materially and adversely affected.

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

The PRC National People’s Congress promulgated the Labor Contract Law which became effective on January 1, 2008 and was amended on December 28, 2012 (the “Labor Contract Law”), and the State Council promulgated implementing regulations for the labor contract law on September 18, 2008. The Labor Contract Law and the implementing regulations impose requirements concerning, among others, the execution of written contracts between employers and employees, the time limits for probationary periods, and the length of employment contracts. The interpretation and implementation of these regulations are still evolving, our employment practices may violate the Labor Contract Law and related regulations and we could be subject to penalties, fines or legal fees as a result. If we are subject to severe penalties or incur significant legal fees in connection with labor law disputes or investigations, our business, financial condition and results of operations may be adversely affected.

Further, the Labor Contract Law requires certain terminations be based upon seniority and not merit. In the event that we decide to significantly change or decrease our workforce, the Labor Contract Law could adversely affect our ability to enact such changes in a manner that is most advantageous to our business or in a timely and cost-effective manner, thus materially and adversely affecting our financial condition and results of operations.

We may be exposed to liabilities under the Foreign Corrupt Practices Act and Chinese anti-corruption law.

We are subject to the U.S. Foreign Corrupt Practices Act (the “FCPA”) and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute for the purpose of obtaining or retaining business. We are also subject to Chinese anti-corruption laws, which strictly prohibit the payment of bribes to government officials. We have operations, agreements with third parties, and make sales in China, which may experience corruption. Our activities in China may create the risk of unauthorized payments or offers of payments by one or more of the employees of our company, because such employees might act against our policies, outside of our control. Violations of the FCPA or Chinese anti-corruption laws may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

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

Our PRC subsidiary holds certain assets that are important to our business operations. If our PRC subsidiary undergoes a voluntary or involuntary liquidation proceeding, unrelated third-party creditors may claim rights to some or all of these assets, thereby hindering our ability to operate our business, which could materially and adversely affect our business, financial condition and results of operations.

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

The PRC government imposes controls on the convertibility of the Renminbi, or “RMB,” into foreign currencies and, in certain cases, the remittance of currency out of China. We receive some revenue and incur some expenses in U.S. dollars but incur other expenses primarily in RMB.  Although our main business is based in mainland China with our Chinese operating subsidiary, some of our business may require us to use U.S. dollars. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from SAFE, by complying with certain procedural requirements. Approval from appropriate government authorities is required where Renminbi is to be converted into foreign currency and remitted out of the PRC to pay capital expenses such as the repayment of loans denominated in foreign currencies. The PRC government may, at its discretion, impose restrictions on access to foreign currencies for current account transactions and if this occurs in the future, we may not be able to pay in foreign currencies, and our business and operations may be adversely affected.

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

We believe our Company, excluding our PRC subsidiary, is not a PRC resident enterprise for PRC tax purposes. However, the tax resident status of an enterprise is subject to determination by the PRC tax authorities and uncertainties remain with respect to the interpretation of the term “de facto management body.” If the PRC tax authorities determine that our company is a PRC resident enterprise for enterprise income tax purposes, we would be subject to PRC enterprise income on our worldwide income at the rate of 25%. Furthermore, we would be required to withhold a 10% tax from dividends we pay to our shareholders that are non-resident enterprises. In addition, non-resident enterprise shareholders (including the common stockholders) may be subject to PRC tax on gains realized on the sale or other disposition of the common stock, if such income is treated as sourced from within the PRC. Furthermore, if we are deemed a PRC resident enterprise, dividends paid to our non-PRC individual shareholders (including the common stock holders) and any gain realized on the transfer of the common stock or ordinary shares by such shareholders may be subject to PRC tax at a rate of 20% (which, in the case of dividends, may be withheld at source by us). These rates may be reduced by an applicable tax treaty, but it is unclear whether non-PRC shareholders of our company would be able to claim the benefits of any tax treaties between their country of tax residence and the PRC in the event that we are treated as a PRC resident enterprise. Any such tax may reduce the returns on your investment in our common stock.

Risks Related to Our Common Stock

The price of our common stock may be volatile or may decline regardless of our operating performance and you may not be able to resell your shares at or above the purchase price.

An active trading market for our common stock may not be sustained. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. An inactive market may also impair our ability to raise capital by selling shares of common stock and may impair our ability to acquire other businesses or technologies using our shares of common stock as consideration, which, in turn, could materially adversely affect our business. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

●	overall performance of the equity markets;

●	our operating performance and the performance of other similar companies;

●	the published opinions and third-party valuations by banking and market analysts;

●	changes in our projected operating results that we provide to the public, our failure to meet these projections or changes in recommendations by securities analysts that elect to follow our common stock;

●	regulatory or legal developments;

●	the level of expenses related to operations;

●	our failure to achieve its goals in the timeframe it announces;

●	announcements of acquisitions, strategic alliances or significant agreements by us;

●	recruitment or departure of key personnel;

●	the economy as a whole and market conditions in our industry;

●	trading activity by a number of stockholders;

●	the size of our market float;

●	political uncertainty and/or instability

●	the ongoing and future impact of the COVID-19 pandemic and actions taken to slow its spread; and

●	any other factors discussed in this Annual Report.

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

If relations between the United States and China worsen, our stock price may decrease and could lead to our loss of access or increased difficulty in accessing U.S. capital markets.

At various times during recent years, the United States and China have had disagreements over political and economic issues. Controversies may arise in the future between these two countries. Any political or trade conflicts between the United States and China could adversely affect the market price of our common stock and could potentially impede our access to, or increase the difficulty of accessing, U.S. capital markets.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 1C.	Cybersecurity

Risk Management

We face significant and persistent cybersecurity risks due to the need to protect our business, our confidential information and information concerning our personnel and others with whom we conduct business. As with other technology companies, we occasionally face threats from actors who seek to disrupt our business as well as others who are engaging in malicious activities for profit, to make a political point or for no particular reason other than creating disruption. Disclosure of certain information as a result of a cybersecurity breach may result is a breach of privacy laws. The substantial level of harm that could occur to us and our suppliers and customers were we to suffer impacts of a material cybersecurity incident; and our use of third-party products, services and components requires us to maintain robust governance and oversight of these risks and to implement mechanisms, technologies and processes designed to help us assess, identify, and eliminate these risks.

While we have not, as of the date of this Annual Report, experienced a cybersecurity threat or incident that resulted in a material adverse impact to our business or operations, we cannot assure you that we will not experience such an incident in the future. Any cybersecurity incidents, whether or not successful, could result in our incurring additional costs related to, for example, rebuilding our internal systems, implementing additional threat protection measures, responding to regulatory inquiries or actions, paying damages or making payments to obtain access to our computer systems, or taking other remedial steps with respect to third parties, as well as incurring significant reputational harm. We have seen an increase in cyberattack volume, frequency, and sophistication. We seek to detect and investigate unauthorized attempts and attacks against our network, products, and services, and to prevent their occurrence and recurrence where practicable through changes or updates to our internal processes and tools and changes or updates to our products and services; however, we remain potentially vulnerable to known or unknown threats. In some instances, we, our suppliers, our customers, and the users of our products and services can be unaware of a threat or incident or its magnitude and effects. Further, there are increasing regulation requirements regarding responses to cybersecurity incidents, including reporting to regulators, which could subject us to additional liability and reputational harm.

Governance

Following these risk assessments, we evaluate whether and how to re-design, implement, and maintain reasonable safeguards to mitigate identified risks and reasonably address any identified gaps in existing safeguards. Our IT leadership reports to our Chief Executive Officer (CEO) periodically and on an as-needed basis to manage our risk assessment and mitigation process. We monitor and test our safeguards and regularly conduct training for our employees on these safeguards, in collaboration with human resources, IT, and management. We are committed to promoting a company-wide culture of cybersecurity risk management.

We have not encountered cybersecurity risks, threats or incidents that have materially affected or are reasonably likely to materially affect the Company, our business strategy, results of operations, or financial condition during the financial year ended December 31, 2023.

ITEM 2.	Properties and Facilities

We operate our business in approximately nine separate buildings covering a total area of approximately 735,745 square feet at No. 29, Third Main Avenue, Shigao Town, Renshou County, Meishan City, Sichuan, China (previously known as 22 Xingan Ave., Section 2, Shigao Town, Sichuan, China ) where we maintain our executive offices, research and development facilities, factories and other facilities.

Leaseback Agreement

Pursuant to local PRC government guidelines on local environmental issues and the national overall plan, Sichuan Wetouch is under the government-directed relocation order to relocate no later than December 31, 2021 and received compensation accordingly.

On March 16, 2021, Sichuan Wetouch entered into an Agreement of Compensation on Demolition (the “Compensation Agreement”) with Meishan Huantian Industrial Co., Ltd, formerly named Sichuan Renshou Shigao Tianfu Investment Co., Ltd, a limited company owned by the local government (“Sichuan Renshou”), for the withdrawal of our right to use of a parcel of state-owned land and the demolition of all buildings, facilities and equipment on such land where we maintain our executive offices, research and development facilities and factories at No.29, Third Main Avenue, Shigao Town, Renshou County, Meishan City, Sichuan, China (the “Property”). The Property, all buildings, facilities, equipment and all other appurtenances on the Property are collectively referred to as “Properties”. The Compensation Agreement was executed and delivered as a result of the guidelines (the “Guidelines”) published by the local government with respect to local environmental issues and a national plan on Tianfu New District, Meishan City, Sichuan, PRC. In accordance with the Guidelines, a project named “Chaisang River Ecological Wetland Park” is under construction in the areas where our manufacturing facilities and properties are located. In consideration for such relocation, as an owner of the buildings on the state-owned land, we will be compensated. On March 18, 2021, Sichuan Wetouch received a total amount of RMB115.2 million (approximately $17.7 million) as the total amount of compensation from Sichuan Renshou, including RMB100.2 million ($15.4 million) based upon the appraised value of the Properties plus an extra 15% relocation bonus of RMB15.0 million ($2.3 million).

In order to minimize the interruption to our business, Sichuan Vtouch entered into a Leaseback Agreement with Sichuan Renshou on March 16, 2021. The Leaseback Agreement entitles us to lease back the Properties commencing from April 1, 2021 until December 31, 2021, at a monthly rent of RMB300,000 (approximately $46,154), which period was extended to October 31, 2022. On October 16, 2022, Sichuan Vtouch entered an extension to the Leaseback Agreement with Sichuan Renshou to extend the period it granted Sichuan Vtouch to lease back the Properties until October 31, 2024, at a monthly rent of RMB 400,000 ($56,339).

New Facilities

On July 23, 2021, Sichuan Vtouch entered into a contract with the Chengdu Wenjiang District Planning and Natural Resources Bureau for the purchase of a land use right for a parcel of land spanning 131,010 square feet, for a consideration of RMB3,925,233 (equivalent to $537,998) for the Company’s new facility. The Company paid the consideration in full on November 18, 2021. The Company estimates receiving the certificate of land use right from the local government in the fourth quarter of 2024.

On July 27, 2021, Sichuan Vtouch and Sichuan Chunqiu Development and Construction Group Co., Ltd. entered into a construction contract for a project to build the capacitive touch screen and touch machine research and development production base. The contract was estimated to start on August 15, 2021, and to be completed by August 15, 2022, at a provisional price of RMB76,000,000 (approximately $11.9 million). This price is subject to adjustment based on actual completion settlement. However, the construction project has been put on hold due to the outbreak of Covid-19 and government-ordered shutdowns in China. The parties have agreed to extend the term of the contract to December 31, 2024. As of the date of this Annual Report, we estimate that our capital needs for this acquisition and construction will be approximately RMB170.0 million (approximately $26.2 million), but there is no assurance that the estimated amount is sufficient to achieve our goals. We may need additional financing for our new facilities. In addition, we expect that this the construction of buildings and affixtures will be completed by end of 2023 and our production at the new facilities will commence in the third quarter of 2025, but there is no assurance and we may need extended time to achieve our business plan.

ITEM 3.	Legal Proceedings

We know of no material, active, pending or threatened proceeding against us or our subsidiaries, nor are we, or any subsidiary, involved as a plaintiff or defendant in any material proceeding or pending litigation.

From time to time, we are parties to various legal actions arising in the ordinary course of business. For more information, see Note 13 to the Financial Statements in Item 8.

i)	An equity dispute case with Yunqing Su with a disputed amount of RMB1,318,604 (equivalent to $185,721)

On June 22, 2017, Yunqing Su, a former shareholder, entered an Equity Investment Agreement with Sichuan Wetouch and Guangde Cai, agreed that Yunqing Su would invest RMB1 million (equivalent to $140,847) to purchase 370,370.37 original listed shares of the target company, Sichuan Wetouch, and provided for the exit mechanism in the agreement. However, the target company failed to be listed prior to December 31, 2017 as agreed. On June 22, 2017, Guangde Cai and Yunqing Su entered into a supplementary agreement, pursuant to which Guangde Cai shall repurchase all of Yunqing Su’s equity interest and pay the interest. Sichuan Wetouch repaid Yunqing Su the interest of RMB220,000 (equivalent to $30,986) and the principal of RMB128,000 (equivalent to $18,028) in November 2018. The repayment period set forth in the supplementary agreement expired, but Sichuan Wetouch and Guangde Cai failed to pay the principal and interest owed to Yunqing Su. Yunqing Su sued Sichuan Wetouch and Guangde Cai in the Renshou County People’s Court of Sichuan Province, and the case was filed on February 9, 2022.

On May 9, 2022, pursuant to a civil mediation statement issued by the Renshou County People’s Court of Sichuan Province, Sichuan Wetouch and Guangde Cai agreed to repay Yunqing Su the principal and interest in the total amount of RMB 1,318,604 (equivalent to $185,721). Sichuan Wetouch fully paid the aforesaid amount on March 15, 2023.

ii)	Legal case with Chengdu SME Credit Guarantee Co., Ltd. on a court acceptance fee of RMB338,418 (equivalent to $47,665)

On July 5, 2013, Sichuan Wetouch obtained a one-year loan of RMB60.0 million (equivalent to $8.5 million) from Bank of Chengdu, at an annual interest rate of 8.61%. Chengdu SME Credit Guarantee Co., Ltd (“Chengdu SME”), a third party, provided a 70% guarantee and Bank of Chengdu retained 30% of the risk, while Chengdu Wetouch, a related party company, owned by Mr. Guangde Cai and Mr. Guangde Cai provided joint and several liability guarantee for 100% of the loan.

On July 31, 2014, Sichuan Wetouch repaid RMB5.0 million (equivalent to $0.7 million). The remaining loan of RMB55.0 million (equivalent to $7.7 million) was twice extended to be due on August 22, 2018. Upon the loan becoming due, but unpaid by the Company, Chengdu SME paid the outstanding balance of RMB55 million (equivalent to $7.7 million) to Bank of Chengdu. The Company subsequently repaid RMB55 million (equivalent to $7.7 million) to Chengdu SME; however, Chengdu SME filed two separate lawsuits against the Company to recover loan default penalties from the Company. The loan default penalties were (a) RMB5.8 million (equivalent to $0.8 million) related to the 30% of the remaining loan balance repaid by Chengdu SME and (b) RMB6.0 million (equivalent to $0.8 million) related to the 70% of the remaining loan balance repaid by Chengdu SME. During the year ended December 31, 2017, the Company recorded loan default penalties, and related liabilities, of $1.7 million.

Chengdu SME applied to the Chengdu High-tech Court for enforcement of the above-mentioned loan default penalties of RMB5.8 million (equivalent to $0.8 million) and RMB6.0 million (equivalent to $0.8 million) on December 30, 2018. On March 12, 2020, the Enforcement Settlement Agreement issued by the Chengdu High-tech Court confirmed that Sichuan Wetouch still owed RMB5.8 million (equivalent to $0.8 million) and RMB6.0 million (equivalent to $0.8 million) of loan default penalties. The agreement did not specify which party shall pay the court fee.

On September 16, 2020, Sichuan Wetouch made a full repayment of RMB11.8 million (equivalent to $1.7 million) of the above loan default penalties to Chengdu SME.

On March 16, 2023, pursuant to an Enforcement Settlement Agreement entered among Chengdu SME, Sichuan Wetouch and Chengdu Wetouch, Chengdu Wetouch agreed to pay the court acceptance fee of RMB338,418 (equivalent to $47,665). On March 17, 2023, Chengdu Wetouch made a full payment of the above court fee to Chengdu SME.

iii)	Legal case with Lifan Financial Leasing (Shanghai) Co., Ltd. and Sichuan Wetouch, Chengdu Wetouch, Meishan Wetouch and Xinjiang Wetouch Electronic Technology Co., Ltd. on a court acceptance fee of RMB250,470 (equivalent to $35,278)

On November 20, 2014, Lifan Financial Lease (Shanghai) Co., Ltd. (“Lifan Financial”) and Chengdu Wetouch entered into a Financial Lease Contract (Sale and Leaseback), which stipulated that Lifan Financial shall lease the equipment to Chengdu Wetouch after the purchase of the production equipment owned by Chengdu Wetouch at a purchase price, the purchase price/lease principal shall be RMB20 million, the rental interest rate of the leased equipment shall be 8% per year, and the lease term shall be 24 months. Upon the expiration of the lease term, Lifan Financial shall transfer the leased property to Chengdu Wetouch or a third party designated by Chengdu Wetouch at the price of RMB0 after Chengdu Wetouch has fully fulfilled its obligations, including, without limitation, the payment of the rent, liquidated damages (if any) and other contractual obligations. Guangde Cai, Sichuan Wetouch, Meishan Wetouch, an affiliated company to Mr. Guangde Cai   and Xinjiang Wetouch Electronic Technology Co., Ltd. (“Xinjiang Wetouch”) provided Lifan Financial with joint and several liability guarantee.

On August 9, 2021, Lifan Financial filed a lawsuit against Chengdu Wetouch, Guangde Cai, Sichuan Wetouch, Meishan Wetouch and Xinjiang Wetouch in the Chengdu Intermediate People’s Court. The court ruled that: 1) the Financial Lease Contract (Sale and Leaseback) was terminated; 2) the leased property was owned by Lifan Financial; 3) Chengdu Wetouch shall pay Lifan Financial all outstanding rent and interest thereon in the total amount of RMB 22,905,807 (equivalent to $3.2 million) as well as the difference between the liquidated damages and the value of the leased property recovered; etc.

The parties executed a settlement agreement on March 7, 2023, in which the parties confirmed that the outstanding payment of RMB 22,905,807 (equivalent to $3.2 million) has been fully paid up on December 23, 2021 and the above cases have been settled. As for the court acceptance fees that were not previously agreed upon by the parties, Chengdu Wetouch   agreed to pay the court acceptance fee of RMB 250,470 (equivalent to $35,278). Chengdu Wetouch paid the aforesaid fees to Lifan Financial on March 10, 2023.

iv)	Legal case with Sichuan Renshou Shigao Tianfu Investment Co., Ltd and Renshou Tengyi Landscaping Co., Ltd. on a court acceptance fee of RMB103,232 (equivalent to $14,540)

On March 19, 2014, Chengdu Wetouch, a related party, obtained a two and half-year loan of RMB15.0 million (equivalent to $2.1 million) from Chengdu Bank Co., Ltd. Gaoxin Branch (“Chengdu Bank Gaoxin Branch”), with Chengdu Hi-tech Investment Group Co., Ltd. (“CDHT Investment”) acting as guarantor to pay off the loan principal and related interests, while Sichuan Wetouch and Hong Kong Wetouch as guarantors, were jointly and severally liable for such debts.

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

The settlement and release agreement did not specify which party shall pay the court acceptance fee. On March 10, 2023, pursuant to an enforcement settlement agreement entered among Sichuan Renshou, Renshou Tengyi, Sichuan Wetouch, Chengdu Wetouch, and other relevant parties, Sichuan Wetouch agreed to pay the court acceptance fee of RMB103,232 (equivalent to $14,540). On March 17, 2023, Chengdu Wetouch made a full payment of the above court fee to Sichuan Renshou.

v)	Legal case with Chengdu High Investment Financing Guarantee Co. on a court acceptance fee of RMB250,000 (equivalent to $35,211)

On March 22, 2019, Chengdu High Investment Financing Guarantee Co., Ltd, (“Chengdu High Investment”) filed a lawsuit against Hong Kong Wetouch in the Chengdu Intermediate People’s Court, claiming that Hong Kong Wetouch should assume the guarantee liability for the debt payable by Chengdu Wetouch. On May 21, 2020, the court rendered a judgment ordering Hong Kong Wetouch to pay compensation of RMB17,467,042 (equivalent to $2,460,181), interest, liquidated damages, liquidated damages for late performance, etc.

On March 16, 2023, Chengdu Wetouch, Sichuan Wetouch and Chengdu High Investment entered into a settlement enforcement agreement, confirming that Chengdu High Investment had received RMB17,547,197 (equivalent to $2,471,471) on October 27, 2020  paid by Chengdu Wetouch, and the above case has been settled. As for the court acceptance fees that were not previously agreed upon by the parties, Chengdu Wetouch agreed to pay the court acceptance fee of RMB 250,000 (equivalent to $35,211). Chengdu Wetouch paid the aforesaid fees to Chengdu High Investment on March 20, 2023.

vi)	Legal case with Hubei Lai’en Optoelectronics Technology Co., Ltd. on a product payment of RMB157,714 (equivalent to $22,213)

Sichuan Wetouch purchased products from Hubei Lai’en Optoelectronics Technology Co., Ltd. (“Hubei Lai’en) multiple times from March to June 2019, but failed to pay the corresponding amount of RMB137,142.7 for the purchased products. On April 6, 2022, Hubei Lai’en filed a lawsuit against Sichuan Wetouch in the Renshou County People’s Court of Sichuan Province, requesting payment of overdue payment for the products and liquidated damages. On May 31, 2022, the Renshou County People’s Court rendered a judgment that Sichuan Wetouch shall pay Hubei Lai’en the price of goods of RMB137,143 and liquidated damages of RMB 20,571. Sichuan Wetouch paid the above amount to Hubei Lai’en on March 15, 2023.

vi)	Legal case with Chengdu Hongxin Shunda Trading Co., Ltd. on settlement of accounts payable and related fund interests totalling RMB3,021,294 ($425,540)

In March 2022, Sichuan Vtouch purchase steel products from Chengdu Hongxin Shunda Trading Co., Ltd. (“Chengdu Hongxin”) for facility construction, but failed to settle the accounts payable on time. In July 2023, Chengdu Hongxin filed a lawsuit to a local district court against the Company and its new facility constructors (“the three defendants”) requesting the settlement of the remaining accounts payable and the corresponding fund interests, penalties and legal fees, totalling of RMB3,021,294 ($425,540). The court judged Sichuan Vtouch to pay and ordered the freezing of bank accounts of these three defendants. On September 25, 2023, the Company appealed to Chengdu Municipal Intermediate People’s Court, arguing the calculation of fund interests and penalties ordered by the lower court unfair and not in line with the law regulations. As of the Report date of this 10K, the management assessed that possibility and amount of contingency cannot be estimated given the current status.

vii)	Legal case with Mr. Guangchuang Liu on a refund of equity transfer price and related interests totalling RMB324,501 ($45,705)

In July 2022 Mr. Liu entered into an equity transfer agreement with Mr. Guangde Cai and Sichuan Vtouch with the intention to subscribe the Company’s shares of 20,000 for RMB315,245 ($44,104). In April, 2023, Mr. Liu filed a lawsuit to Shenzhen Nanshan District People’s Court against Mr. Guangde Cai and Sichuan Vtouch requesting the refund of this equity transfer price and related fund interests totalling RMB324,501 ($45,705). Per the court decision of December 13, 2023, the defendants were ordered to make the payments by the end of 2023. As of December 31, 2023, the Company recorded the liabilities of RMB324,501 ($45,705) and subsequently, the Company has made the payment in full in January, 2024.

viii)	Legal case with Sichuan Yali Cement Manufacturing Co., Ltd. and Sichuan Chunqiu Development & Construction Group Co. Ltd. on a debt payable of RMB RMB1,656,480 (equivalent to $233,310) and related interest, legal fees and penalties.

On August 10, 2022, Sichuan Yali Cement Manufacturing Co., Ltd. (“Yali Co.”) and Sichuan Chunqiu Development & Construction Group Co. Ltd. (“ Chunqiu Co.”) entered into construction materials contract for Sichuan Vtouch’s new facility. Under this contract, Sichuan Vtouch was listed as the joint responsibility party for the payment settlement between Yali Company and Chunqiu Company.

On February 15, 2023, Yali Co. filed a lawsuit against Chunqiu Co. to the Chengdu Wenjiang District People’s Court, claiming that Chunqiu Co. should pay the remaining debt of RMB RMB1,656,480 (equivalent to $233,310) and related interest, legal fees and penalties, and that Sichuan Vtouch should assume the guaranteed liability for the debt payable by Chunqiu Co. On August 12, 2023, the court rendered a judgment ordering Chunqiu Co. to pay to Yali Co. for above mentioned amount. Sichuan Vtouch was ordered joint liability of such aforesaid repayment.

On August 22, 2023, Chunqiu Co. appealed to Chengdu Municipal Intermediate People’s Court against Yali Co. and Sichuan Vtouch requesting Sichuan Vtouch to be responsible for this debt payable. On October 30, 2023, the court ordered Chunqiu Co. to pay pack all the debts, and Sichuan Vtouch to bear the joint and several liability for the above debts of Chunqiu Co. including a court fee of RMB10,627 ($1,497) with Chunqiu liability. As of December 31, 2023, Sichuan Vtouch accrued this court fee of RMB10,627 ($1,497).

ITEM 4.	Mine and Safety Disclosure

Not applicable.

Part II

ITEM 5.	Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Trading Market

Our common stock is currently traded on the Nasdaq under the symbol “WETH.”

Holders of Record

On April 15, 2024, the closing price per share of our common stock was $2.01. We had approximately 417 stockholders of record as of April 15, 2024. On April 15, 2024 there were 11,931,534 shares of our common stock issued and outstanding.

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

The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes included in Part II, Item 8 of this Annual Report. The following discussion contains forward-looking statements that involve risks and uncertainties about our business and operations. Our actual results and the timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those we describe under Item 1A. Risk Factors” and elsewhere in this Annual Report. See “Special Note Regarding Forward-Looking Statements.”

Overview

We were originally incorporated under the laws of the state of Nevada in August 1992. On October 9, 2020, we entered into the Share Exchange Agreement with BVI Wetouch and all the shareholders of BVI Wetouch, to acquire all the issued and outstanding capital stock of BVI Wetouch in exchange for the issuance to such shareholders an aggregate of 28 million shares of our common stock. The Reverse Merger closed on October 9, 2020. As a result of the Reverse Merger, BVI Wetouch became our wholly-owned subsidiary.

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

On July 16, 2023, the Company’s board of directors approved a reverse stock split of the Company’s common stock at a ratio of 1-for-20. On July 16, 2023, the Company filed a certificate of change (with an effective date of July 16, 2023) with the Nevada Secretary of State pursuant to Nevada Revised Statutes 78.209 to effectuate a 1-for-20 reverse stock split of its outstanding common stock. On September 11, 2023, the Company received notice from FINRA/OTC Corporate Actions the reverse split would take effect at the open of business on September 12, 2023, and the reverse stock that split took effect on that date. All share information included in this Form 10-K has been reflected as if the reverse stock split occurred as of the earliest period presented.

Effects of COVID-19

There has been a global pandemic of a novel strain of coronavirus (COVID-19) that first emerged in China in December 2019 and has spread globally. In March 2020, the World Health Organization declared COVID-19 as a global pandemic. The COVID-19 pandemic has resulted in quarantines, travel restrictions, and the temporary closures of stores and business facilities in China for the first half year of 2020, along with various government-initiated COVID-19 containment measures implemented intermittently. Since the end of 2022, the Chinese government has eased the COVID-19 restrictions. Although we are currently fully functional, potential impact on our results of operations will also depend on future developments and information that may emerge regarding the duration and severity of COVID-19 and the actions taken by governmental authorities and other entities to contain COVID-19 or to mitigate its impacts, almost all of which are beyond our control.

The Company has several shutdowns during the first quarter of 2023.

To serve our customers while also providing for the safety of our employees and service providers, we have modified numerous aspects of our logistics, transportation, supply chain, purchasing, and after-sale processes. The Company has taken proactive measures to promote products to new customers and entering more regions during the year ended December 31, 2022.

The World Health Organization (WHO) announced on May 5, 2023 that COVID-19 is no longer a public health emergency of international concern. In the long term, the aftermath of the COVID-19 pandemic is likely to adversely affect the economies and financial markets of many countries and may result in a global economic downturn or a recession. This would likely adversely affect demand on some of our products or services, which may, in turn negatively impact our results of operations.

Highlights for the Year Ended December 31, 2023

●	Revenues were $39.7 million, an increase of 4.7% from $37.9 million for the year ended December 31, 2022

●	Gross profit was $17.2 million, an increase of 22.8% from $14.0 million for the year ended December 31, 2022

●	Gross profit margin was 43.3%, as compared to 37.0% for the year ended December 31, 2022

●	Net income was $8.3 million, a decrease of 4.6% from $8.7 million for the year ended December 31, 2022

●	Total volume shipped was 1,967,316 units, an increase of 2.6% from 1,916,976 units for the year ended December 31, 2022

Results of Operations

The following table sets forth, for the periods indicated, statements of income data:

(in US Dollar millions, except percentage)	For the Years Ended December 31,		Change
	2023	2022	%
Revenues	$39.7	$37.9	4.7%
Cost of revenues	(22.5)	(23.9)	(5.9)%
Gross profit	17.2	14.0	22.8%
Total operating expenses	(4.5)	(2.6)	73.1%
Operating income	12.7	11.4	11.4%
Total other income (expense), net	(0.3)	0.7	142.9%
Income before income taxes	12.4	12.1	2.5%
Income tax expense	(4.1)	(3.4)	20.6%
Net income	$8.3	$8.7	(4.6)%

For the Years Ended December 31, 2023 and 2022

Revenues

Revenues were $39.7 million in the year ended December 31, 2023, an increase of $1.8 million, or 4.7%, compared with $37.9 million in the same period of last year. This was mainly due to the increase of 2.6% in sales volume, and an increase of 7.1% in the average selling price of our products in RMB, and 5.2% negative impact from exchange rate due to depreciation of RMB against US dollars, as compared with those of the same period of last year.

	For the Years Ended December 31,
	2023		2022		Change	Change
	Amount	%	Amount	%	Amount	%
	(in US Dollar except percentage)
Revenue from sales to customers in the PRC	$27,646,722	69.6%	$26,440,376	69.7%	$1,206,346	4.6%
Revenue from sales to customers overseas	12,059,217	30.4%	11,482,736	30.3%	576,481	5.0%
Total Revenues	$39,705,939	100%	$37,923,112	100%	$1,782,827	4.7%

	For the Years Ended December 31,
	2023		2022		Change	Change
	Unit	%	Unit	%	Unit	%
	(in Unit, except percentage)
Units sold to customers in the PRC	1,330,013	67.6%	1,295,097	67.6%	34,916	2.7%
Units sold to customers overseas	637,303	32.4%	621,879	32.4%	15,424	2.5%
Total Units Sold	1,967,316	100%	1,916,976	100%	50,340	2.6%

PRC Domestic Market

For the year ended December 31, 2023, revenue from the PRC domestic market increased by $1.2 million or 4.6%, as a combined result of (i) the increase of 2.7% in sales volume, and an increase of 6.8% in the average sales price of our products in RMB, and (ii) 5.2% negative impact from exchange rate due to depreciation of RMB against US dollars, as compared with those of the same period of last year.

The increase of 6.8% in sales price in RMB was mainly due to the marketing initiatives to enhance sales of new models of higher-end products such as multi-functional printer touchscreens, industrial control computer touchscreens, medical touchscreens, and POS touchscreens in - Southwest and East China during the year ended December 31, 2023.

Due to our proactive efforts to market new models and efforts to obtain new customers and penetrate into new regions, our sales increased by 23.3% in Southwest China, and 13.4% in East China, partially offset by a decrease of 23.4% in South China during  the year ended December 31, 2023.

Overseas Market

For the year ended December 31, 2023, revenue from overseas market was $12.1 million as compared to $11.5 million of the same period of 2022, an increase of $0.6 million, or 5.0%, mainly due to an increase of 2.5% in sales volume and an increase of 7.8% in average selling price in RMB for gaming touchscreens and industrial control computer touchscreens. The Company had more pricing control capability due to the higher demand during the year ended December 31, 2023.

The following table summarizes the breakdown of revenues by categories in US dollars:

	Revenues For the Years Ended December 31,
	2023		2022		Change	Change
	Amount	%	Amount	%	Amount	Margin%
	(in US Dollars, except percentage)
Product categories by end applications
Automotive Touchscreens	$9,780,713	24.6%	$9,293,357	24.5%	$487,356	5.2%
Industrial Control Computer Touchscreens	7,884,224	19.9%	7,991,356	21.1%	(107,132)	(1.3)%
POS Touchscreens	6,613,501	16.7%	6,556,348	17.3%	57,153	0.9%
Gaming Touchscreens	5,619,228	14.2%	5,199,118	13.7%	420,110	8.1%
Medical Touchscreens	5,799,489	14.6%	5,050,067	13.3%	749,422	14.8%
Multi-Functional Printer Touchscreens	4,008,784	10.1%	3,822,054	10.1%	186,730	4.9%
Others*	-	0.0%	10,812	0.0%	(10,812)	(100.0)%
Total Revenues	$39,705,939	100.0%	$37,923,112	100.0%	$1,782,827	4.7%

*Others include applications in self-service kiosks, ticket vending machines and financial terminals.

The Company continued to shift production mix from traditional lower-end products to high-end touchscreens used in industrial control computers, gaming machines, and automobiles, primarily due to (i) greater growth potential of computer screen models in China, and (ii) stronger demand and better quality demand from consumers’ recognition of higher-end touchscreens made with better materials.

Gross Profit and Gross Profit Margin

	Years Ended December 31,		Change
(in millions, except percentage)	2023	2022	Amount	%
Gross Profit	$17.2	$14.0	$3.2	22.8%
Gross Profit Margin	43.3%	37.0%		6.3%

Gross profit was $17.2 million during the year ended December 31, 2023, compared to $14.0 million in the same period of 2022. Our gross profit margin increased to 43.3% during the year ended December 31, 2023 as compared to 37.0% for the same period of 2022, primarily due to the increase in sales of 4.7%, particularly high-end products such as industrial control computer touchscreens, automotive touchscreens, and gaming touchscreens for the year ended December 31, 2023, the decrease of 1.4% in material costs, partially offset by the increase in labor cost of 9.0% for the year ended December 31, 2023.

Selling Expenses

	Years Ended December 31,		Change
(in millions, except percentage)	2023	2022	Amount	%
Selling Expenses	$0.6	$1.3	$(0.7)	(53.8)%
as a percentage of revenues	1.5%	3.5%		(2.0)%

Selling expenses were $0.6 million for the years ended December 31, 2023, compared to $1.3 million in the same period in 2022, representing a decrease of $0.7 million, or 53.8%. During the year ended December 31, 2022, the Company incurred more marketing expenses to reduce the negative impact of tighter COVID-19 control in China during the second half of 2022.

General and Administrative Expenses

	Years Ended December 31,		Change
(in millions, except percentage)	2023	2022	Amount	%
General and Administrative Expenses	$3.8	$1.3	$2.5	192.3%
as a percentage of revenues	9.6%	3.4%		6.2%

General and administrative expenses were $3.8 million for the year ended December 31, 2023, compared to $1.3 million in the same period in 2022, representing an increase of $2.5 million, or 192.3%. The increase was primarily due to the increase in accrued underwriting fees of $2.5 million in connection with a private placement. On March 18, 2023, the Company entered into a private placement consent agreement with Representatives of the private placement taken place on January 19, 2023 on the agent fees of US$1.2 million, payable only on the completion of the underwriting offering. The Company made the full payment in February, 2024 (see Note 8).

And In May, 2023, the Company entered into two third-party consulting service agreements for a fee of $1.35 million and $3.1 million respectively, payable only on the completion of the underwriting offering. The Company made the full payment in February, 2024 (see Note 8).

Research and Development Expenses

	Years Ended December 31,		Change
(in US dollars, except percentage)	2023	2022	Amount	%
Research and Development Expenses	$84,551	$85,251	$(700)	(0.8)%
as a percentage of revenues	0.0%	0.0%		0.0%

Research and development expenses were $84,551 for the year ended December 31, 2023 compared to $85,251 in the same period in 2022.

Operating Income

Total operating income was $12.7 million for the year ended December 31, 2023 as compared to $11.4 million of the same period of last year due to higher gross profit and lower selling expenses, partially offset by higher general and administrative expenses.

Other Expenses

	Years Ended December 31,		Change
(in US dollars, except percentage)	2023	2022	Amount	%
Other expenses	$47,328	$0.0	$	N/A
as a percentage of revenues	0.0%	0.0%		0.0%

During the year ended December 31, 2023, the Company accrued litigation compensation of RMB324,501 ($45,828) and court fee of RMB10,627 ($1,500).

Loss on Conversion of Notes Payable

	Years Ended December 31,		Change
(in millions, except percentage	2023	2022	Amount	%
Loss on conversion of notes payable	$0.0	$0.1	$(0.1)	(100.0)%
as a percentage of revenues	0.0%	0.3%		(0.3)%

Loss on conversion of notes payable were $0.1 million for the years ended December 31, 2022, as lenders of convertible promissory notes converted certain principal, accrued and unpaid interest and default charges totaling $1,038,426 into 69,228 shares of common stock of the Company, including two notes fully converted. As a result, the Company recorded a loss on the conversion of notes payable of $0.1 million accordingly.

Gain (loss) on Changes in Fair Value of Common Stock Purchase Warrants

	Years Ended December 31,		Change
(in millions, except percentage)	2023	2022	Amount	%
Gain (loss) on changes in fair value of common stock purchase warrants	$(0.1)	$0.9	$(1.0)	111.1%
as a percentage of revenues	(0.3)%	2.4%		(2.7)%

Loss on changes in fair value of common stock purchase warrants was $0.1 million for the year ended December 31, 2023, as compared to a gain of $0.9 million in the same period of 2022.

Income Taxes

	Years Ended December 31,		Change
(in millions, except percentage)	2023	2022	Amount	%
Income before Income Taxes	$12.3	$12.1	$0.2	1.7%
Income Tax (Expense)	(4.1)	(3.4)	(0.7)	20.6%
Effective income tax rate	25.4%	27.7%		(2.3)%

The effective income tax rate for the year ended December 31, 2023 and 2022 was 25.4% and 27.7%, respectively.

Our PRC subsidiary had $98.0 million of cash and cash equivalents of December 31, 2023, which are planned to be indefinitely reinvested in the PRC. The distributions from our PRC subsidiary are subject to the U.S. federal income tax at 21%, less any applicable foreign tax credits. Due to our policy of indefinitely reinvesting our earnings in our PRC business, we have not provided for deferred income tax liabilities related to PRC withholding income tax on undistributed earnings of our PRC subsidiaries.

Net Income

As a result of the above factors, we had a net income of $8.3 million in the year ended December 31, 2023 compared to a net income of $8.7 million in the same period of 2022.

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

As of December 31, 2023, we had current assets of $106.8 million, consisting of $98.0 million in cash, $7.4 million in accounts receivable, $0.2 million in inventories, and $1.1 million in prepaid expenses other current assets. Our current liabilities as of December 31, 2023, were $6.3 million, which is comprised of $0.6 million in accounts payable, $0.5 million in loans from a third party, $4.0 million in accrued expenses and other current liabilities and $1.2 million in convertible promissory notes payable.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities for the years ended December 31, 2023 and 2022:

	Years Ended December 31,
(in US Dollar millions)	2023	2022
Net cash provided by operating activities	$12.7	$8.6
Net cash used in investing activities	(2.3)	-
Net cash provided by (used in) financing activities	40.0	(0.7)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(3.6)	(2.8)
Net increase in cash and cash equivalents	46.8	5.1
Cash and cash equivalents at the beginning of period	51.2	46.2
Cash and cash equivalents at the end of period	$98.0	$51.3

Operating Activities

Net cash provided by operating activities was $12.7 million for the year ended December 31, 2023, as compared to $8.6 million used in operating activities for the same period of the last year, a change of $4.1 million, primarily due to (i) an increase of $2.4 million in accrued expenses and other current liabilities, a decrease of $2.8 million in accounts receivable and $0.4 million in inventories, and a decrease of $0.1 million in amortization of discounts and issuance cost of the Notes, partially offset by (ii) a decrease of $0.5 million in net income for the year ended December 31, 2023, (iii) a decrease of $1.3 million in accounts payable, an increase of $0.5 million in prepaid expenses and other current assets, and an increase of $1.0 million in loss on changes in fair value of common stock purchase warrant liability.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2023 was $2.3 million for the purchase of property, plant and equipment.

There were nil investing activities for the year ended December 31, 2022.

Financing Activities

Net cash provided by financing activities was $40.0 million for the year ended December 31, 2023, consisting of $40.0 million proceeds from a private placement, partially offset by the repayment of $55,000 in convertible promissory note payable.

Net cash used in the financing activities was $0.7 million for the year ended December 31, 2022, including $1.4 million of repayment of convertible promissory note payable, partially offset by proceeds of a third party loan of $0.4 million.

Our Days Sales Outstanding (“DSO”) decreased to 75 days for the year ended December 31, 2023 from 81 days for the year ended December 31, 2022.

The following table provides an analysis of the aging of accounts receivable as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Current	$3,740,488	$1,252,152
1-3 months past due	2,635,045	4,998,596
4-6 months past due	1,079,719	2,806,973
7-12 months past due	-	20
greater than 1 year past due	-	-
Total accounts receivable	$7,455,252	$9,057,741

The majority of the Company’s revenues and expenses were denominated primarily in RMB, the currency of the People’s Republic of China. There is no assurance that exchange rates between the RMB and the U.S. Dollar will remain stable. Inflation has not had a material impact on the Company’s business.

Holding Company Structure

Wetouch is a holding company and a company incorporated in Nevada with no material operations of its own. We conduct substantially all of our operations through our subsidiary established in mainland China. Our equity structure is a direct holding structure, that is, Wetouch, a Nevada corporation listed in the U.S., controls Sichuan Vtouch though BVI Wetouch. See “Item 1. Business – Corporate History and Structure” for more details.

We face various risks and uncertainties relating to doing business in China. Our business operations are primarily conducted in China, and we are subject to complex and evolving PRC laws and regulations. For example, we face risks associated with regulatory approvals on offshore offerings, anti-monopoly regulatory actions, and oversight on cybersecurity and data privacy, which may impact our ability to conduct certain businesses, accept foreign investments, or list and conduct offerings on a United States or other foreign exchange. These risks could result in a material adverse change in our operations and the value of our common stock, significantly limit or completely hinder our ability to continue to offer securities to investors, or cause the value of such securities to significantly decline. For a detailed description of risks relating to doing business in China, see “Item 1.A. Risk Factors—Risks Related to Doing Business in China.”

The PRC government’s significant discretion and authority in regulating our operations and its oversight and control over offerings conducted overseas by, and foreign investment in, China-based issuers could significantly limit or completely hinder our ability to offer or continue to offer securities to investors. Implementation of industry-wide regulations in this nature may cause the value of our securities to significantly decline or become worthless. For more details, see “Item 1.A. Risk Factors—Risks Relating to Doing Business in China— Changes in China’s economic, political or social conditions or government policies could have a material adverse effect on our business and operations. The PRC government has recently indicated an intent to exert more oversight and control over overseas securities offerings and other capital markets activities and foreign investment in China-based companies like us. Any such action, once taken by the PRC government, could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or in extreme cases, become worthless.”

Risks and uncertainties arising from the legal system in China, including risks and uncertainties regarding the enforcement of laws and quickly evolving rules and regulations in China, could result in a material adverse change in our operations and cause our Common Stock to decrease in value or become worthless. For more details, see “Item 1.A. Risk Factors—Risks Relating to Doing Business in China— Uncertainties with respect to the PRC legal system, including uncertainties regarding the enforcement of laws and sudden and unexpected changes in laws and regulations in China, could adversely affect us and limit the legal protections available to you and us.”

Cash and Other Assets Transfers between the Holding Company and Its Subsidiaries

As of March 31, 2024, Wetouch had made cumulative capital contributions of RMB346.0 million (US$51.9 million) to its PRC subsidiary through intermediate holding companies, and were accounted as long-term investments of Wetouch. These funds have been used by the Company’s PRC subsidiary for its operations.

To date, there have not been any dividends or other distributions from our PRC subsidiary to Wetouch, both of which are located outside of mainland China. Wetouch, as a holding company, may rely on dividends and other distributions on equity paid by its PRC subsidiary for its cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to its stockholders, subject to Wetouch’s charter and M&A and Nevada law or to service any expenses and other obligations it may incur.

Within our direct holding structure, the cross-border transfer of funds from Wetouch to its PRC subsidiary is permitted under laws and regulations of the PRC currently in effect. Specifically, Wetouch is permitted to provide funding to its PRC subsidiary in the form of shareholder loans or capital contributions, subject to satisfaction of applicable government registration, approval and filing requirements in China. There are no quantity limits on Wetouch’s ability to make capital contributions to its PRC subsidiary under the PRC law and regulations. However, the PRC subsidiary may only procure stockholder loans from HK Wetouch in an amount equal to the difference between its registered capital and total investment amount as recorded in the Chinese Foreign Investment Comprehensive Management Information System or 2.5 times of its net assets, at the discretion of such PRC subsidiary.

For additional information, see “Item 1.A. Risk Factors—Risks Related to Doing Business in China PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from using the proceeds of any offerings or financings to make loans or additional capital contributions to our Chinese subsidiaries, which could materially and adversely affect our liquidity and our ability to fund and expand our business.”

The PRC Enterprise Income Tax Law (the “EIT Law”) and its implementation rules provide that a withholding tax at a rate of 10% will be applicable to dividends payable by PRC companies to non-PRC-resident enterprises unless reduced under treaties or arrangements between the PRC central government and the governments of other countries or regions where the non-PRC resident enterprises are tax resident. Pursuant to the tax agreement between mainland China and the Hong Kong Special Administrative Region, the withholding tax rate in respect to the payment of dividends by a PRC enterprise to a Hong Kong enterprise may be reduced to 5% from a standard rate of 10%. However, if the relevant tax authorities determine that our transactions or arrangements are for the primary purpose of enjoying a favorable tax treatment, the relevant tax authorities may adjust the favorable withholding tax in the future. Accordingly, there is no assurance that the reduced 5% withholding rate will apply to dividends received by our Hong Kong subsidiary from our PRC subsidiaries. This withholding tax will reduce the amount of dividends we may receive from our PRC subsidiaries.

There is no assurance that the PRC government will not intervene or impose restrictions on the ability of us or our subsidiary to transfer cash. Most of our cash is in Renminbi, and the PRC government could prevent the cash maintained in our bank accounts in mainland China from leaving mainland China, could restrict deployment of the cash into the business of our subsidiaries and restrict the ability to pay dividends. For details regarding the restrictions on our ability to transfer cash between us, and our subsidiaries, see “Item 1A. Risk Factors—Risks Related to Doing Business in China — “Governmental control of currency conversion may limit our ability to utilize our revenues effectively and affect the value of your investment.” We currently do not have cash management policies that dictate how funds are transferred between our holding company and our subsidiaries.

Restrictions on Our Ability to Transfer Cash Out of China and to U.S. Investors

Our PRC subsidiary’s ability to distribute dividends is based upon its distributable earnings. Current PRC regulations permit our PRC subsidiary to pay dividends to its shareholders only out of its accumulated profits, if any, as determined in accordance with PRC accounting standards and regulations. In addition, under PRC law, our PRC subsidiary is required to set aside at least 10% of its after-tax profits each year, if any, to fund certain statutory reserve funds until such reserve funds reach 50% of its registered capital. These reserves are not distributable as cash dividends. If our PRC subsidiary incurs debt on its own behalf in the future, the instruments governing such debt may restrict its ability to pay dividends to Wetouch.

To address persistent capital outflows and the RMB’s depreciation against the U.S. dollar in the fourth quarter of 2016, the People’s Bank of China and the State Administration of Foreign Exchange, or SAFE, implemented a series of capital control measures in the subsequent months, including stricter vetting procedures for China-based companies to remit foreign currency for overseas acquisitions, dividend payments and shareholder loan repayments. The PRC government may continue to strengthen its capital controls and our PRC subsidiary’s dividends and other distributions may be subject to tightened scrutiny in the future. The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of mainland China. Therefore, we may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of dividends from our profits, if any.

COMMITMENTS AND CONTINGENCIES

Legal Proceedings

From time to time, the Company is a party to various legal actions arising in the ordinary course of business. The Company accrues costs associated with these matters when they become probable and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

For a discussion of the Company’s legal proceedings, see Note 14 to the Financial Statements in Item 8.

Capital Expenditure Commitment

As of December 31, 2023, the Company has no capital expenditure commitment.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2023.

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

Inventories

Inventory consists of raw materials, work-in-process and finished goods and is stated at the lower of cost or net realizable value. Cost is determined using a weighted average. For work-in-process and manufactured inventories, cost consists of raw materials, direct labor and an allocated portion of the Company’s production overhead. The Company writes down excess and obsolete inventory to its estimated net realizable value based upon assumptions about future demand and market conditions. For finished goods and work-in-process, if the estimated net realizable value for an inventory item, which is the estimated selling price in the ordinary course of business, less reasonably predicable costs to completion and disposal, is lower than its cost, the specific inventory item is written down to its estimated net realizable value. Net realizable value for raw materials is based on replacement cost. Provisions for inventory write-downs are included in the cost of revenues in the consolidated statements of operations. Inventories are carried at this lower cost basis until sold or scrapped. Nil and $74,100 inventory write-off was recorded for the year ended December 31, 2023 and 2022, respectively.

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

The Company analyzes the convertible notes for the existence of a beneficial conversion feature. The Company considered the three characteristics of a derivative instrument listed in ASC 815-10-15-83: (i) having one or more underlyings and one or more notional amounts or payment provisions or both; (ii) requiring no initial net investment; and (iii) permitting net settlement.

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

The Company used a Black-Scholes-pricing model to estimate the fair values of common stock purchase warrants at the balance sheet dates. As of December 31, 2023 and 2022, the Company recorded $378,371 and $256,957 common stock purchase warrant liability, respectively, and loss of $121,413 and gain of $871,677 on change of fair value of common stock purchase warrant liability for the year ended December 31, 2023 and 2022, respectively.

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

An uncertain tax position is recognized only if it is “more likely than not” that the tax position would be sustained in a tax examination. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. No significant penalties or interest relating to income taxes have been incurred during the years ended December 31, 2023 and 2022. The Company does not believe there was any uncertain tax provision at December 31, 2023 and 2022.

The Company’s operating subsidiaries in China are subject to the income tax laws of the PRC. No significant income was generated outside the PRC for the fiscal years ended December 31, 2023 and 2022. As of December 31, 2023, all of the Company’s tax returns of its PRC Subsidiaries remain open for statutory examination by PRC tax authorities.

Property, plant and equipment, net

Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization of property and equipment is provided using the straight-line method over their expected useful lives, as follows:

Useful life
Buildings	20 years
Machinery and equipment	10 years
Office and electric equipment	3 years
Vehicles	10 years

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), which introduces new guidance for the accounting for credit losses on instruments within its scope. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale (AFS) debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The pronouncement will be effective for public business entities that are SEC filers in fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early application of the guidance will be permitted for all entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted ASU 2016-13 utilizing the modified retrospective transition method on January 1, 2022. The adoption of ASU 2016-13 did not have a material impact on the Company’s consolidated financial statements.

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

In October 2021, the FASB issued ASU No. 2021-08, which will require companies to apply the definition of a performance obligation under ASC Topic 606 to recognize and measure contract assets and contract liabilities (i.e., deferred revenue) relating to contracts with customers that are acquired in a business combination. Under current U.S. GAAP, an acquirer generally recognizes assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers, at fair value on the acquisition date. ASU No. 2021-08 will result in the acquirer recording acquired contract assets and liabilities on the same basis that would have been recorded by the acquiree before the acquisition under ASC Topic 606. ASU No. 2021-08 is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company adopted ASU No. 2021-08 on January 1, 2023. The adoption of ASU No. 2021-08 did not have a material impact on the Company’s consolidated financial statements.

In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832). This ASU requires business entities to disclose information about government assistance they receive if the transactions were accounted for by analogy to either a grant or a contribution accounting model. The disclosure requirements include the nature of the transaction and the related accounting policy used, the line items on the balance sheets and statements of operations that are affected and the amounts applicable to each financial statement line item and the significant terms and conditions of the transactions. The ASU is effective for annual periods beginning after December 15, 2021. The disclosure requirements can be applied either retrospectively or prospectively to all transactions in the scope of the amendments that are reflected in the financial statements at the date of initial application and new transactions that are entered into after the date of initial application. The ASU is currently not expected to have a material impact on the Company’s financial results or financial position.

From time to time, the FASB or other standards setting bodies issue new accounting pronouncements. Updates to the FASB ASCs are communicated through issuance of ASUs. Unless otherwise discussed, the Company believes that the recently issued guidance, whether adopted or to be adopted in the future, is not expected to have a material impact on its consolidated financial statements upon adoption.

Recently issued accounting pronouncements not yet adopted

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”, which provides optional expedients and exceptions for applying U.S. GAAP on contract modifications and hedge accounting to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform, if certain criteria are met. These optional expedients and exceptions provided in ASU No. 2020-04 are effective for the Company as of March 12, 2020 through December 31, 2022. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”), which deferred the application dates of Topic 848 to December 31, 2024. The Group currently does not have any financial instrument that reference to LIBOR and does not anticipate the adoption will have a material impact to the Group’s combined and consolidated financial statements.

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment’s profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is also permitted. This ASU will likely result in the group including the additional required disclosures when adopted. The Group is currently evaluating the provisions of this ASU and expect to adopt them for the year ending December 31, 2024.

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. The Group has evaluated this ASU and expects to add additional disclosures to our combined and consolidated financial statements, once adopted.

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

We have adopted an insider trading policy and a clawback policy. Our insider trading policy clawback policy are available on our website and are filed as exhibits to this Annual Report.

Item 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Listed below are the names of the directors and executive officers of the Company, their ages as of the date of this Annual Report, and their positions with the Company.

Name	Age	Position(s) Held
Fei Bai	47	Chairman, Director
Zongyi Lian	58	President and Chief Executive Officer
Yuhua Huang	48	Chief Financial Officer
Jiaying Cai	27	Secretary, Director
Jin Chen	57	Director
Xiaojin Tang	48	Director
Congjin Wang	32	Director

Fei Bai - Chairman and Director

Mr. Bai has been our company’s Chairman and Director since August 31, 2022. Additionally, he serves as an independent director on the board of directors of Xinxu Copper Industry Technology Limited (Nasdaq: XXC), a metal material manufacturer, since March 2024. From July 2019 to December 2021, Mr. Bai served as the general manager of the Nanjing Branch of Qianhai Century Fund Management Co., Ltd., a private fund management company, where he was primarily responsible for private fundraising and sales funding of trust products. Mr. Bai also served as the general manager of the business division of Heyi Asset, an asset management company, from September 2015 to June 2019, where he was responsible for marketing. He received his bachelor’s degree in law from Nanjing Normal University in June 2006 and holds a securities/fund qualification issued by the Securities Association of China since August 2015.

Zongyi Lian - Chief Executive Officer and President

Mr. Lian was appointed Chief Executive Officer and President on October 12, 2020. He has served as Chief Executive Officer of Sichuan Wetouch since November 21, 2017. In 2006, he co-founded Chongqing Damai Touchscreen Computer Co., Ltd (“Damai”) (later renamed Chengdu Wetouch) and served as Vice Technique General Manager, where he was responsible for overseeing the product technology department. In 2011, he co-founded Sichuan Wetouch and served as Vice Technique General Manager. Mr. Lian holds a Master’s degree in Automatic Control from National Chiao Tung University.

Yuhua Huang - Chief Financial Officer

Mr. Huang was appointed our Chief Financial Officer on October 12, 2020. He concurrently serves as Chief Financial Officer of Sichuan Wetouch, a position he has held since March 2018. From 2010 to 2013, he worked as an accountant at Liugong Group, where he was responsible for overseeing the finance department. From 2014 to 2017, he served as Financial Manager at Shanghai Oriental Pearl Group Co., Ltd., an import and export company, where he was responsible for the financing activities. Mr. Huang holds a Bachelor’s degree in accounting from Sichuan Institute of Industrial Technology. He was qualified as a CPA in China in 2004 and as an auditor in 2014, respectively.

Jiaying Cai - Secretary and Director

Ms. Cai has been our Company’s Secretary and Director since June 2020. She concurrently serves as the Chief Executive Officer and director of BVI Wetouch, our wholly-owned subsidiary, since its inception on August 14, 2020. From February 2017 to May 2019, Ms. Cai worked at Chengdu Wetouch Technology Co., Ltd, an affiliate of Guangde Cai, which specializes in the research, development, manufacturing and sales of capacitive touchscreens widely used in HMI and military industries, where she served as staff within the financial department, human resources department and purchasing department. In April 2020, she joined Chengdu Haobot Technology Co., Ltd, a software and hardware development company, where she has been serving as its Legal Representative and General Manager until present. Ms. Cai holds a Bachelor’s degree in Music from The Sichuan Conservatory of Music and an EMBA degree from Sichuan University.

Jing Chen - Director

Ms. Chen was appointed to our company’s Board of Directors, effective November 12, 2021. Additionally, she serves as an independent director and the chairman of the audit committee on the board of directors of Erayak Power Solution Group Inc. (Nasdaq: RAYA) since November 2021, of Jin Medical International Limited. (Nasdaq: ZJYL) from August 2021 to December 2023, of Bon Natural Lift Limited. (Nasdaq: BON) since October 2023, and of Xinxu Copper Industry Technology Limited. (Nasdaq: XXC) since March 2024.She has served as the Group Vice President of Future Fintech Group Inc. (Nasdaq: FTFT), a FinTech company, where she was responsible for the company’s internal control and merger and acquisition. From May 2019 to November 2020, Ms. Chen served as the CFO of Future Fintech Group Inc. She served as the CFO of AnZhiXinCheng (Beijing) Technology Co., Ltd. from August 2018 to May 2019. Ms. Chen is an Independent Director of Hello iPayNow (Beijing) Company Ltd. since April 2019. From August 2017 to July 2018, she served as CFO of Beijing Logis Technology Development Co., Ltd., a company listed on The National Equities Exchange and Quotations Co., Ltd. of China, which is a Chinese over-the-counter stock trading system. From June 2016 to July 2017, Ms. Chen served as Group Chief Financial Officer of Beijing AnWuYou Food Co., Ltd. Ms. Chen served as Chief Financial Officer of Beijing DKI Investment Management Co., Ltd. from August 2012 to May 2016. Ms. Chen received a Doctorate of Business Administration from Victoria University, Neuchatel, Switzerland and an MBA degree from City University of Seattle in Washington, U.S. Ms. Chen holds Fellow Membership of CPA Australia (FCPA) and is a Member of the Chartered Institute of Management Accountants (CIMA). She is also a Senior Member of the International Financial Management (SIFM) accredited by the Ministry of Human Resources and Social Security of the PRC.

Xiaojin Tang - Director

Mr. Tang was elected to our Company’s Board of Directors, effective August 31, 2022. Additionally, he serves as an independent director on the board of directors of Xinxu Copper Industry Technology Limited (Nasdaq: XXC), a metal material manufacturer, since March 2024. He has served as an attorney at Gaopeng & Partners since 2019. From April 2017 to December 2017, he served as the deputy director of Nanjing Immigration Inspection. Mr. Tang received his bachelor’s degree in corporate law from Hohai University. He received his master’s degree in sociology from Jiangsu Provincial Party School.

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

We have adopted an audit committee charter, which details the principal responsibilities of the audit committee, including:

●	To assist board oversight of (i) the integrity of our financial statements, (ii) our compliance with legal and regulatory requirements, (iii) our independent auditor’s qualifications and independence, and (iv) the performance of our internal audit function and independent auditors; the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	To (i) approve all audit engagement fees and terms and (ii) pre-approve all audit and permitted non-audit and tax services that may be provided by the Company’s independent auditors or other registered public accounting firms.

●	At least annually, to evaluate the qualifications, performance and independence of the Company’s independent auditors, including an evaluation of the lead audit partner; and to assure the regular rotation of the lead audit partner at the Company’s independent auditors and consider regular rotation of the accounting firm serving as the Company’s independent auditors.

●	To review and discuss with the Company’s independent auditors and management the Company’s quarterly financial statements and the disclosure under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to be included in the Company’s Quarterly Report on Form 10-Q before such Form 10-Q is filed; and to review and discuss the Form 10-Q for filing with the SEC.

●	To review, approve and oversee any transaction between the Company and any related person (as defined in Item 404 of Regulation S-K promulgated by the SEC) and any other potential conflict of interest situations on an ongoing basis, in accordance with Company policies and procedures, and to develop policies and procedures for the Committee’s approval of related party transactions.

●	To review with management and the Company’s independent auditors: (i) any major issues regarding accounting principles and financial statement presentation, including any significant changes in the Company’s selection or application of accounting principles; (ii) any significant financial reporting issues and judgments made in connection with the preparation of the Company’s financial statements, including the effects of alternative GAAP methods; and (iii) the effect of regulatory and accounting initiatives and off-balance sheet structures on the Company’s financial statements.

●	To assist and advise the Board and the Compensation Committee thereof in enforcing the Company’s executive compensation clawback policy and related laws, rules and regulations.

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

We have adopted a compensation committee charter, which details the principal responsibilities of the compensation committee, including:

●	To review and approve the Company’s compensation programs and arrangements applicable to its executive officers, including without limitation salary, incentive compensation, equity compensation and perquisite programs, and amounts to be awarded or paid to individual officers under those programs and arrangements, or make recommendations to the Board regarding approval of the same.

●	To determine the objectives of the Company’s executive officer compensation programs, identify what the programs are designed to reward, and modify (or recommend that the Board modify) the programs as necessary and consistent with such objectives and intended rewards.

●	To ensure appropriate corporate performance measures and goals regarding executive officer compensation are set and determine the extent to which they are achieved and any related compensation earned.

●	To at least annually review and approve the Company’s goals and objectives relevant to CEO compensation, evaluate the CEO’s performance in light of such goals and objectives, and determine and approve the CEO’s compensation level based on this evaluation.

●	To review and approve any new equity compensation plan or any material change to an existing plan where stockholder approval has not been obtained.

●	To assist management in complying with our proxy statement and annual report disclosure requirements;

●	To implement and enforce the Company’s executive compensation clawback policy and related laws, rules and regulations, including determining what constitutes “incentive-based compensation” and, if a clawback is triggered due to a financial statement restatement, the amount of any clawback.

The charter also provides that the compensation committee may select, retain and terminate independent legal counsel and other experts or consultants, as it deems appropriate, without seeking approval of the Board or management, including the authority to approve the fees payable to such counsel, experts or consultants and any other term of retention. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Nominating and Corporate Governance Committee. Our nominating and corporate governance committee consists of Jing Chen, Xiaojin Tang and Congjin Wang. Mr. Wang is the chairperson of our nominating and corporate governance committee. We have determined that each of Ms. Chen, Mr. Tang and Mr. Wang qualify as “independent” as that term is defined by Nasdaq Listing Rule 5605(a)(2).

We have adopted a nominating and corporate governance committee charter, which details the principal responsibilities of the nominating and corporate governance committee, including:

●	The identification, evaluation and recommendation of qualified candidates to become Board members.
●	The oversight of the implementation of and monitoring compliance with the Company’s Code of Ethics (other than with respect to complaints regarding accounting or auditing issues).
●	Coordinating and overseeing Board, committee, and director evaluations.
●	Periodic review of the Company’s governance documents as appropriate.

The charter also provides that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and will be directly responsible for approving the search firm’s fees and other retention terms.

Code of Ethics

We have adopted a written code of ethics and business conduct that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code of ethics and business conduct will be provided to any person, without charge, upon written request sent to Wetouch Technology Inc., No. 29, Third Main Avenue, Shigao Town, Renshou County, Meishan, Sichuan, China; Attention: Corporate Secretary. Any amendments to or waivers of the code of ethics and business conduct will be promptly reported in a Current Report on Form 8-K, as required by applicable laws.

Trading Policies

On April 16, 2024, we adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees, which are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable Nasdaq listing standards (the “Insider Trading Policy”).

The foregoing description of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by the terms and conditions of the Insider Trading Policy, a copy of which is attached hereto as Exhibit 19 and is incorporated herein by reference.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% percent of our equity securities (“Reporting Persons”) to file reports of ownership and changes in ownership with the SEC. Based solely on our review of copies of such reports and representations from the Reporting Persons, we believe that during the fiscal year ended December 31, 2023, the Reporting Persons timely filed all such reports, except that Fei Bai, Xiaojin Tang, and Congjin Wang, directors of the Company, failed to timely file Forms 3 as directors of the Company. No securities of the Company are beneficially owned by Mr. Bai, Mr. Tang, or Mr. Wang.

ITEM 11.	Executive Compensation

The following table sets forth total compensation paid to our named executive officers for the years ended December 31, 2023 and 2022.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	All other compensation ($)	Total ($)

Zongyi Lian, President, Chief Executive Officer	2023	$20,336	-	-	-	-	$20,336
	2022	$21,393	-	-	-	-	$21,393

Yuhua Huang, Chief Financial Officer	2023	$18,642	-	-	-	-	$18,642
	2022	$19,610	-	-	-	-	$19,610

Employment Agreements

Zongyi Lian

On November 21, 2017, Sichuan Wetouch entered into an employment agreement with its Chief Executive Officer, Zongyi Lian, pursuant to which he receives an annual base salary of approximately $23,890 (equivalent to RMB168,000) plus other annual remuneration, including but not limited to position salary of approximately $17,070 (equivalent to RMB120,000), confidentiality fee of approximately $6,828 (equivalent to RMB48,000) and subsidies of approximately $9,104 (equivalent to RMB64,000). Mr. Lian’s employment is for an initial term of three (3) years and may be renewed by the parties within 30 days prior to the expiration of the employment agreement. On November 13, 2020, the employment agreement with Mr. Lian was renewed for another three (3) years until November 20, 2023, with the similar terms and conditions. Amount reflects salary paid to Mr. Lian for services rendered to our former operating subsidiary, Sichuan Wetouch. Such employment agreement has been assigned to our PRC subsidiary, Sichuan Vtouch. On April 16, 2024, our board of directors ratified and approved the extension of the term of employment of Mr. Lian as our CEO for another three years from November 21, 2023 under same terms and conditions. We expect to enter into a new agreement with Mr. Lian to memorize the terms and conditions and expect to file with the SEC upon execution of such agreement.

Yuhua Huang

On November 1, 2017, Sichuan Wetouch entered into an employment agreement with its Chief Financial Officer, Yuhua Huang, pursuant to which he receives an annual base salary of approximately $11,945 (equivalent to RMB84,000) plus other annual remuneration, including but not limited to position salary of approximately $8,535 (equivalent to RMB60,000), confidentiality fee of approximately $3,414 (equivalent to RMB24,000) and subsidies of approximately $4,552 (equivalent to RMB32,000). Mr. Huang’s employment is for an initial term of three (3) years and may be renewed by the parties within 30 days prior to the expiration of the employment agreement. On November 11, 2020, the employment agreement with Mr. Huang was renewed for another three (3) years until October 31, 2023, with the similar terms and conditions. Amount reflects salary paid to Mr. Huang for services rendered to our former operating subsidiary, Sichuan Wetouch. Such employment agreement has been assigned to our PRC subsidiary, Sichuan Vtouch. On April 16, 2024, our board of directors ratified and approved the extension of the term of employment of Mr. Huang as our CFO for another three years from November 1, 2023 under same terms and conditions. We expect to enter into a new agreement with Mr. Huang to memorize the terms and conditions and expect to file with the SEC upon execution of such agreement.

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

Confidentiality and Non-Competition

We have entered into confidentiality and non-competition agreements with each of Mr. Lian and Mr. Huang in November 2017, which were renewed in November 2020. Such agreements have been assigned to our PRC subsidiary, Sichuan Vtouch. Each individual has agreed (1) to keep all confidential information confidential and return them together with any copy to Sichuan Vtouch upon termination of employment; (2) not to disclose the confidential information of Sichuan Vtouch to any third party; (3) not to allow any third party to use or acquire the confidential information of Sichuan Vtouch, except as required in the performance of his or her duties in connection with the employment or pursuant to the instruction of the Company; (4) not to use the confidential information of Sichuan Vtouch for its own benefits; and (4) to keep other confidential obligations. As compensation, each individual is entitled to receive a monthly confidentiality fee at a different rate. Each individual has also agreed to hold, after the termination or expiry of his employment agreement, in strict confidence, any of our confidential information without any extra compensation.

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

Clawback Policy

Our board of directors adopted a clawback policy covering our executive officers. An executive officer is our chief executive officer, president, principal financial officer, principal accounting officer (or if there is no such accounting officer, the controller), any vice-president in charge of a significant principal business unit, division, or function (such as sales, administration, or finance), any other officer who performs a policy-making function, or any other person who performs similar policy-making functions for us. As of the date of this Annual Report, our only executive officers are our chief executive officer and our chief financial officer. The clawback policy relates to incentive-based compensation, which is any compensation that is granted, earned or vested based wholly or in part upon the attainment of a financial reporting measure. The clawback policy covers the recovery of incentive-based compensation from an executive officer only in the event that we are required to prepare an accounting restatement due to the material noncompliance of our financial reporting requirement under the United States securities laws, including any required accounting restatement to correct an error in previously issued financial statements that is material to the previously issued financial statements, or that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. Questions as to “materiality” will be made by the Compensation Committee in coordination with the Audit Committee.

The incentive-based compensation subject to recovery is the incentive-based compensation received during the three completed fiscal years immediately preceding the date that we are required to prepare an accounting restatement as described above, provided that the person served as an executive officer at any time during the performance period applicable to the incentive-based compensation in question provided that the clawback policy shall only apply if the incentive-based compensation is received while we have a class of securities listed on Nasdaq and on or after October 2, 2023. None of our officers’ employment agreements provide incentive-based compensation during the year ended December 31. 2023.

Outstanding Equity Awards at Fiscal Year-End

There are no current outstanding equity awards to our executive officers as of December 31, 2023.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

Director Compensation

The table below shows the compensation paid to our non-employee directors during 2023.

Name	Year	Fees Earned or Paid in Cash		Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All other Compensation	Total

Fei Bai	2023			-	-	-	-	-	33,894	*
		$33,894	*

Xiaojin Tang	2023			-	-	-	-	-	16,947	*
		$16,947	*

Congjin Wang	2023			-	-	-	-	-	16,947	*
		$16,947	*

Jiaying Cai	2023			-	-	-	-	-	16,947	*
		$16,947	*

Jing Chen	2023			-	-	-	-	-	20,000	*
		$20,000	*

Jeffrey Kone(1)	2023	$2,575	*	-	-	-	-	-	2,575

*Accrued and not paid.

Mr. Jeffrey Kone resigned as a director on February 16, 2023.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists, as of April 15, 2024, the number of shares of common stock beneficially owned by (i) each person, entity or group (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each of our directors (iii) each of our Named Executive Officers and (iv) all executive officers and directors as a group.

All information with respect to beneficial ownership has been furnished by the respective 5% or more stockholders, directors or executive officers, as the case may be. Unless otherwise noted, the mailing address of each listed beneficial owner is No. 29, Third Main Avenue, Shigao Town, Renshou County, Meishan, Sichuan, China.

The percentages below are calculated based on 11,931,534 shares of common stock issued and outstanding as of April 15, 2024.

	Shares Beneficially Owned
Name of Beneficial Owner	Shares	Percentage
Executive Officers and Directors:

Fei Bai	0	0%
Jiaying Cai	41,961	*
Zongyi Lian	0	0
Yuhua Huang	0	0
Jing Chen	0	0
Xiaojin Tang	0	0
Congjin Wang	0	0
All officers and directors as a group (7 persons)	41,961	*

5% or Greater Holders:
N/A

*	Less than 1%

Changes in Control Agreements

As of the date of this Annual Report, we are not aware of any arrangements that may result in “changes in control,” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The following is a description of transactions since January 1, 2022  to which we were a party in which (i) the amount involved exceeded or will exceed the lesser of (A) $120,000 or (B) one percent of our average total assets at year end for the last two completed fiscal years and (ii) any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of, or person sharing the household with, any of the foregoing persons, who had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other similar arrangements, which are described under “Executive Compensation.”

Amounts due to Related Parties

For the years ended December 31, 2023 and 2022, the total amounts due to related parties were nil and $1,665, respectively. These advances are non-interest bearing and due on demand.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

For each fiscal year of 2023 and 2022, we incurred aggregate fees and expenses of $275,000 and $164,000, respectively, from B F Borgers CPA PC for works completed for our annual audits and quarterly reviews.

Audit-Related Expenses

Audit-related expenses for 2023 and 2022 were $0 and $0, respectively.

Tax Fees

We incurred aggregate fees and expenses of $0 and $0 for each fiscal year of 2023 and 2022, respectively.

All Other Fees

We incurred other fees of $0 and $0 for each fiscal year of 2022 and 2021.

ITEM 15.	Exhibits and Financial Statements Schedules

1.	Consolidated Financial Statements

Our financial statements and the notes thereto, together with the report of our independent registered public accounting firm on those financial statements, are hereby filed as part of this Annual Report beginning on page F-1.

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

Exhibit Number	Description of Document
2.1(1)	Share Exchange Agreement dated October 9, 2020 among Wetouch Technology Inc. f/k/a Gulf West Investment Properties, Inc., Wetouch Holding Group Limited, the shareholders of Wetouch Holding Group Limited, Hong Kong Wetouch Electronics Technology Limited and Fengfei Zhang, as administrative agent for the sellers.

3.1(1)	Amended and Restated Articles of Incorporation of the Company, dated September 30, 2020.

3.2(1)	Bylaws of the Company.

3.3(1)	Certificate of Incorporation of Wetouch Holding Group Limited, dated August 14, 2020.

3.4(1)	Memorandum of Association and Articles of Association of Wetouch Holding Group Limited, dated August 14, 2020.

3.5.1(1)	Certificate of Incorporation of Hong Kong Vtouch Electronics Technology Limited, dated May 5, 2016.

3.5.2(1)	Certificate of Change of Name of Hong Kong Wetouch Electronics Technology Limited, dated August 13, 2020.

3.5.3(1)	Certificate of Change of Name of Hong Kong Wetouch Electronics Technology Limited, dated September 8, 2020.

3.6.1(1)	Articles of Association of Hong Kong Vtouch Electronics Technology Limited, dated May 5, 2016.

3.6.2(1)	Amended Articles of Association of Hong Kong Wetouch Electronics Technology Limited.

3.7(1)	English Translation of Business License of Sichuan Wetouch Technology Co., Ltd, dated January 23, 2017.

3.8(1)	English Translation of Articles of Association of Sichuan Wetouch Technology Co., Ltd, dated July 19, 2016.

3.9(1)	English Translation of Business License of Sichuan Vtouch Technology Co., Ltd., dated December 30, 2020.

3.10(1)	English Translation of Articles of Association of Sichuan Vtouch Technology Co., Ltd, dated December 29, 2020.

3.11(1)	Certificate of Incorporation of Hong Kong Wetouch Holding Group Limited, dated December 3, 2020.

3.12(1)	Certificate of Change of Name of Hong Kong Wetouch Technology Limited, dated December 9, 2020.

3.13(1)	Articles of Association of Hong Kong Wetouch Holding Group Limited, dated December 3, 2020.

3.14(1)	Articles of Association of Hong Kong Wetouch Technology Limited, dated March 12, 2021.

4.1(1)	Specimen Common Stock Certificate.

4.2*	Description of Registrant’s Securities.

4.3(1)	Form of Underwriter’s Warrants.

4.4(1)	Common Stock Purchase Warrant dated October 27, 2021 issued by Wetouch Technology Inc.

4.6(1)	Common Stock Purchase Warrant dated November 5, 2021 issued by Wetouch Technology Inc.

4.8(1)	Common Stock Purchase Warrant dated November 16, 2021 issued by Wetouch Technology Inc.

4.10(1)	Common Stock Purchase Warrant dated November 24, 2021 issued by Wetouch Technology Inc.

4.12(1)	Common Stock Purchase Warrant dated November 29, 2021 issued by Wetouch Technology Inc.

4.14(1)	Common Stock Purchase Warrant dated December 2, 2021 issued by Wetouch Technology Inc.

4.16(1)	Common Stock Purchase Warrant dated December 2, 2021 issued by Wetouch Technology Inc.

10.1.1(1)	English Translation of Employment Agreement between Sichuan Wetouch Technology Co., Ltd and Zongyi Lian.

10.1.2(1)	English Translation of Confidentiality and Non-Competition Agreement between Sichuan Wetouch Technology Co., Ltd and Zongyi Lian.

10.2.1(1)	English Translation of Employment Agreement between Sichuan Wetouch Technology Co., Ltd and Yuhua Huang.

10.2.2(1)	English Translation of Confidentiality and Non-Competition Agreement between Sichuan Wetouch Technology Co., Ltd and Yuhua Huang.

10.3.1(1)	English Translation of Form of Sichuan Vtouch Technology Co., Ltd. Sales Framework Agreement.

10.4(1)	English Translation of Form of Sichuan Vtouch Technology Co., Ltd. Purchase Order with Suppliers.

10.5(1)	English Translation of Form of Loan Agreement between Sichuan Wetouch Technology Co., Ltd and Shareholder of Australia Vtouch Technology Co., Ltd.

10.6(1)	English Translation of Form of Supplemental Agreement to Loan Agreement between Sichuan Wetouch Technology Co., Ltd and Shareholder of Australia Vtouch Technology Co., Ltd.

10.7(1)	English Translation of Renewed Employment Agreement between Sichuan Wetouch Technology Co., Ltd and Zongyi Lian dated November 13, 2020.

10.8(1)	English Translation of Renewed Confidentiality and Non-Competition Agreement between Sichuan Wetouch Technology Co., Ltd and Zongyi Lian dated November 13, 2020.

10.9(1)	English Translation of Renewed Employment Agreement between Sichuan Wetouch Technology Co., Ltd and Yuhua Huang dated November 11, 2020.

10.10(1)	English Translation of Renewed Confidentiality and Non-Competition Agreement between Sichuan Wetouch Technology Co., Ltd and Yuhua Huang dated November 11, 2020.

10.11(1)	English Translation of Form of Sichuan Wetouch Technology Co., Ltd. Supplemental Agreement to Sales Framework Agreement.

10.12(1)	English Translation of Agreement of Compensation on Demolition between Sichuan Wetouch Technology Co., Ltd and Sichuan Renshou Shigao Tianfu Investment Co., Ltd dated March 16, 2021.

10.13.1(1)	English Translation of Leaseback Agreement between Sichuan Vtouch Technology Co., Ltd and Sichuan Renshou Shigao Tianfu Investment Co., Ltd dated March 16, 2021.

10.13.2*	English Translation of Leaseback Agreement between Sichuan Vtouch Technology Co., Ltd and Meishan Huantian Industrial Co., Ltd. (formerly known as Sichuan Renshou Shigao Tianfu Investment Co., Ltd) dated October 30, 2023.

10.14(1)	Securities Purchase Agreement, dated as of October 27, 2021, between Wetouch Technology Inc. and Talos Victory Fund, LLC

10.15(1)	Registration Rights Agreement dated as of October 27, 2021, between Wetouch Technology Inc. and Talos Victory Fund, LLC

10.16(1)	Securities Purchase Agreement, dated as of November 5, 2021, between Wetouch Technology Inc. and Mast Hill Fund, L.P.

10.17(1)	Registration Rights Agreement dated as of November 5, 2021, between Wetouch Technology Inc. and Mast Hill Fund, L.P.

10.18(1)	Securities Purchase Agreement, dated as of November 16, 2021, between Wetouch Technology Inc. and FirstFire Global Opportunities Fund, LLC.

10.19(1)	Registration Rights Agreement dated as of November 16, 2021, between Wetouch Technology Inc. and FirstFire Global Opportunities Fund, LLC.

10.20(1)	Securities Purchase Agreement, dated as of November 24, 2021, between Wetouch Technology Inc. and LGH Investments, LLC.

10.21(1)	Registration Rights Agreement dated as of November 24, 2021, between Wetouch Technology Inc. and LGH Investments, LLC.

10.22(1)	Securities Purchase Agreement, dated as of November 29, 2021, between Wetouch Technology Inc. and Fourth Man, LLC.

10.23(1)	Registration Rights Agreement dated as of November 29, 2021, between Wetouch Technology Inc. and Fourth Man, LLC.

10.24(1)	Securities Purchase Agreement, dated as of December 2, 2021, between Wetouch Technology Inc. and Jefferson Street Capital LLC.

10.25(1)	Registration Rights Agreement dated as of December 2, 2021, between Wetouch Technology Inc. and Jefferson Street Capital LLC.

10.26(1)	Securities Purchase Agreement, dated as of December 2, 2021, between Wetouch Technology Inc. and Blue Lake Partners, LLC.

10.27(1)	Registration Rights Agreement dated as of December 2, 2021, between Wetouch Technology Inc. and Blue Lake Partners LLC.

10.28(1)	Form of Securities Purchase Agreement.

10.29*	English Translation of State-owned Construction Land Use Rights Transfer Contract, dated as of August 6, 2021, between Sichuan Vtouch Technology Co., Ltd and Wenjiang District, Chengdu City Co., Ltd.

10.30*	English Translation of Construction Contract, dated as of July 27, 2021, between Sichuan Vtouch Technology Co., Ltd and Sichuan Chunqiu Development and Construction Group Co. Ltd.

19*	Insider Trading Policy.

21.1(1)	List of subsidiaries of the Company.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Sarbanes-Oxley Act.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.2**	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

97*	Executive Compensation Recovery Policy

99.1*	Audit Committee Charter

99.2*	Compensation Committee Charter

99.3*	Nominating and Corporate Governance Committee Charter

101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*filed herewith

**	Furnished herewith

(1)	Filed as an exhibit to the Company’s registration statement on Form S-1, File No. 333-270726 and incorporated herein by reference.

ITEM 16.	FORM 10–K SUMMARY

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 16, 2024

WETOUCH TECHNOLOGY INC.

By:	/s/ Zongyi Lian
Zongyi Lian
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Yuhua Huang
Yuhua Huang
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Zongyi Lian	President	April 16, 2024
Zongyi Lian	Chief Executive Officer and Chairman(Principal Executive Officer)

/s/ Yuhua Huang	Chief Financial Officer	April 16, 2024
Yuhua Huang	(Principal Financial and Accounting Officer)

/s/ Fei Bai	Chairman and Director	April 16, 2024
Fei Bai

/s/ Jiaying Cai	Director	April 16, 2024
Jiaying Cai

/s/ Jing Chen	Director	April 16, 2024
Jing Chen

/s/ Xiaojin Tang	Director	April 16, 2024
Xiaojin Tang

/s/ Congjin Wang	Director	April 16, 2024
Congjin Wang

WETOUCH TECHNOLOGY INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Wetouch Technology Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Wetouch Technology Inc. as of December 31, 2023 and 2022, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/S/ BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company’s auditor since 2019

Lakewood, CO

April 16, 2024

WETOUCH TECHNOLOGY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2023	2022

ASSETS
CURRENT ASSETS
Cash	$98,040,554	$51,250,505
Accounts receivable, net	7,455,252	9,057,741
Inventories	222,102	423,276
Prepaid expenses and other current assets	1,063,627	1,450,620
TOTAL CURRENT ASSETS	106,781,535	62,182,142

Property, plant and equipment, net	12,859,863	10,923,610
TOTAL ASSETS	$119,641,398	$73,105,752

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$640,795	$1,383,094
Loan from a third party	469,591	385,791
Due to a related party	-	1,665
Income tax payable	-	22,152
Accrued expenses and other current liabilities	3,992,905	944,624
Convertible promissory notes payable	1,239,126	1,277,282
TOTAL CURRENT LIABILITIES	6,342,417	4,014,608

Common stock purchase warrants liability	378,371	256,957
TOTAL LIABILITIES	$6,720,788	$4,271,565

COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 15,000,000 shares authorized, 9,732,948 and 1,680,248 issued and outstanding as of December 31, 2023 and 2022, respectively*	$9,733	$1,680
Additional paid in capital*	43,514,125	3,402,178
Statutory reserve	7,195,092	6,040,961
Retained earnings	69,477,092	62,366,892
Accumulated other comprehensive loss	(7,275,432)	(2,977,524)
TOTAL STOCKHOLDERS’ EQUITY	112,920,610	68,834,187
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$119,641,398	$73,105,752

*	Retrospectively restated for effect of reverse stock split (1-for-20), see Note 10 (2)

The accompanying notes are an integral part of these consolidated financial statements.

WETOUCH TECHNOLOGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	The Years Ended December 31,
	2023	2022
REVENUES	$39,705,939	$37,923,112
COST OF REVENUES	(22,515,219)	(23,872,632)
GROSS PROFIT	17,190,720	14,050,480

OPERATING EXPENSES
Selling expenses	(608,524)	(1,288,467)
General and administrative expenses	(3,847,361)	(1,262,093)
Research and development expenses	(84,551)	(85,251)
OPERATING EXPENSES	(4,540,436)	(2,635,811)

INCOME FROM OPERATIONS	12,650,284	11,414,669

Interest income	117,719	118,714
Interest expense	(252,325)	(224,885)
Other expense	(47,328)	-
Loss on conversion of convertible promissory notes payable	-	(96,927
Gain (loss)on changes in fair value of common stock purchase warrants liability	(121,413)	871,677
TOTAL OTHER INCOME (EXPENSE), NET	(303,347)	668,579

INCOME BEFORE INCOME TAX EXPENSE	12,346,937	12,083,248

INCOME TAX EXPENSE	(4,082,606)	(3,352,802)

NET INCOME	$8,264,331	$8,730,446

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	(4,297,908)	(5,242,692)
COMPREHENSIVE INCOME (LOSS)	$3,966,423	$3,487,754

EARNINGS PER COMMON SHARE*
Basic	$0.89	$5.38
Diluted	$0.89	$4.73
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING*
Basic	9,285,815	1,620,511
Diluted	9,375,105	1,843,767

*	Retrospectively restated for effect of reverse stock split (1-for-20), see Note 10 (2)

The accompanying notes are an integral part of these consolidated financial statements.

WETOUCH TECHNOLOGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Common stock at Par value $0.001		Additional paid-in	Statutory	Retained	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	reserve	Earnings	(income) loss	equity

Balance at December 31, 2021*	1,590,576	$1,591	$2,363,842	$5,067,243	$54,610,164	$2,265,168	$64,308,008

Appropriation to statutory reserve	-	-		973,718	(973,718)	-	-
Exercise of warrants issued in conjunction with legal services in 2020	6,211	6	(6)	-	-	-	-
Exercise of warrants issued to third parties in conjunction with debt issuance in 2021	14,233	14	(14)	-	-	-	-
Stock issuance for convertible promissory notes payable	69,228	69	1,038,356	-	-	-	1,038,425
Net income					8,730,446	-	8,730,446
Foreign currency translation adjustment	-	-	-	-	-	(5,242,692)	(5,242,692)

Balance at December 31 2022*	1,680,248	$1,680	$3,402,178	$6,040,961	$62,366,892	$(2,977,524)	$68,834,187

	Common stock at Par value $0.001		Additional paid-in	Statutory	Retained	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	reserve	Earnings	loss	equity

Balance at December 31 2022*	1,680,248	$1,680	$3,402,178	$6,040,961	$62,366,892	$(2,977,524)	$68,834,187

Appropriation to statutory reserve	-	-	-	1,154,131	(1,154,131)	-	-
Shares issued to private placement	8,000,000	8,000	39,992,000	-	-	-	40,000,000

Fraction shares issued due to reverse stock split	5,362	6	(6)	-	-	-	-
Exercise of warrants issued to third parties in conjunction with debt issuance in 2021	22,338	22	(22)	-	-	-	-
Stock issuance for convertible promissory notes payable	25,000	25	119,975	-	-	-	120,000
Net income	-	-	-	-	8,264,331	-	8,264,331
Foreign currency translation adjustment	-	-	-	-	-	(4,297,908)	(4,297,908)

Balance at September 30, 2023	9,732,948	$9,733	$43,514,125	$7,195,092	$69,477,092	$(7,275,432)	$112,920,610

*	Retrospectively restated for effect of reverse stock split (1-for-20), see Note 10 (2)

The accompanying notes are an integral part of these consolidated financial statements.

WETOUCH TECHNOLOGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2023	2022

Cash flows from operating activities
Net income	$8,264,331	$8,730,446
Adjustments to reconcile net income to cash provided by operating activities
Inventory write-off	-	74,100
Depreciation and amortization	9,403	9,891
Loss on convertible promissory notes payable	-	96,927
Amortization of discounts and issuance cost of the notes	33,655	148,368
Loss (Gain) on changes in fair value of common stock purchase warrants liability	121,413	(871,677)

Changes in operating assets and liabilities:
Accounts receivable	1,347,497	(1,497,237)
Inventories	187,532	(197,453)
Due from a related party	(51)	-
Prepaid expenses and other current assets	333,415	853,426
Accounts payable	(704,696)	637,372
Loans from a third party	84,025	-
Amounts due to related parties	(1,665)	(18,055)
Income tax payable	(21,578)	(41,068)
Accrued expenses and other current liabilities	3,071,108	661,203
Net cash provided by operating activities	12,724,389	8,586,243

Cash flows from investing activities
Purchase of property, plant and equipment	(2,263,549)	-
Net cash used in investing activities	(2,263,549)	-

Cash flows from financing activities
Proceeds from stock issuance of private placement	40,000,000	-
Repayments of convertible promissory notes payable	(55,000)	(1,038,426)
Proceeds from interest-free advances from a third party	-	385,791
Net cash provided by (used in) financing activities	39,945,000	(652,635)

Effect of changes of foreign exchange rates on cash	(3,615,791)	(2,846,807)
Net increase in cash	46,790,049	5,086,801
Cash, beginning of year	51,250,505	46,163,704
Cash, end of year	$98,040,554	$51,250,505
Supplemental disclosures of cash flow information
Interest paid	$-	$10,000
Income taxes paid	$4,104,184	$3,391,137

Non-cash financing activities
Cashless stock issuance for convertible promissory notes payable	$22,338	$284,654

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

On October 9, 2020, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with Wetouch Holding Group Limited (“BVI Wetouch”) and all the shareholders of BVI Wetouch (each, a “BVI Shareholder” and collectively, the “BVI Shareholders”), to acquire all the issued and outstanding capital stock of BVI Wetouch in exchange for the issuance to the BVI Shareholders an aggregate of 28,000,000 shares (1,400,000 shares post-Reverse Stock Split) of the Company’s common stock (the “Reverse Merger”). In the Reverse Merger, each ordinary share of BVI Wetouch was exchanged for 2,800 shares (140 shares post-Reverse Stock Split) of common stock of Wetouch. Immediately after the closing of the Reverse Merger on October 9, 2020, the Company had a total of 31,396,394 (1,569,820 shares post-Reverse Stock Split) issued and outstanding shares of common stock. As a result of the Reverse Merger, BVI Wetouch became a wholly-owned subsidiary of the Company.

BVI Wetouch is a holding company whose only asset, held through a subsidiary, is 100% of the registered capital of Sichuan Wetouch Technology Co., Ltd. (“Sichuan Wetouch”), a limited liability company organized under the laws of the People’s Republic of China (“China” or the “PRC”). Sichuan Wetouch is primarily engaged in the business of research and development, manufacture, and distribution of touchscreen displays to customers both in the PRC and overseas. The touchscreen products, which are manufactured by the Company, are primarily for use financial terminals, automotive, Point of Sales, gaming, lottery, medical, Human-Machine Interface (HMI)  , and other specialized industries

The Reverse Merger was accounted for as a recapitalization effected by a share exchange, wherein BVI Wetouch is considered the acquirer for accounting and financial reporting purposes. The assets and liabilities of BVI Wetouch have been brought forward at their book value and no goodwill has been recognized. The number of shares, par value amount, and additional paid-in capital in the prior years are retrospectively adjusted accordingly.

Corporate History of BVI Wetouch

BVI Wetouch was incorporated under the laws of British Virgin Islands on August 14, 2020. It became the holding company of Hong Kong Wetouch Electronics Technology Limited (“Hong Kong Wetouch”) on September 11, 2020.

Hong Kong Wetouch Technology Limited (“HK Wetouch”), was incorporated as a holding company under the laws of Hong Kong Special Administrative Region (the “SAR”) on December 3, 2020. On March 2, 2021, HK Wetouch acquired all shares of Hong Kong Wetouch. Due to the fact that Hong Kong Wetouch and HK Wetouch are both under the same sole stockholder, the acquisition is accounted for under common control.

In June 2021, Hong Kong Wetouch completed its dissolution process pursuant to the minutes of its special shareholder meeting.

Sichuan Wetouch was formed on May 6, 2011 in the PRC and became a Wholly Foreign-Owned Enterprise (WFOE”) in PRC on February 23, 2017. On July 19, 2016, Sichuan Wetouch was 100% held by HK Wetouch.

On December 30, 2020, Sichuan Vtouch was incorporated in Chengdu, Sichuan, under the PRC laws.

In March 2021, pursuant to local PRC government guidelines on local environmental issues and the national plan, Sichuan Wetouch was under the government directed relocation order. Sichuan Vtouch took over the operating business of Sichuan Wetouch.

On March 30, 2023, an independent third party acquired all shares of Sichuan Wetouch   for a nominal amount.

As a result of the above restructuring, HK Wetouch became the sole shareholder of Sichuan Vtouch.

The following diagram illustrates the Company’s current corporate structure:

Note 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The accompanying consolidated financial statements include the financial statements of Wetouch and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated upon consolidation.

Deconsolidation of Sichuan Wetouch

On March 30, 2023, upon transferring Sichuan Wetouch to a third-party individual for a nominal value, the Company was no longer able to operate and exert control over this subsidiary whose operation has been taken over by Sichuan Vtouch since the first quarter of 2021. As a result, Sichuan Wetouch was deconsolidated accordingly since the disposal date.

The deconsolidated Sichuan Wetouch had assets, liabilities and the non-controlling interest on disposal date as the following:

March 30, 2023
Total assets as of deconsolidated date	$-
Total liabilities as of deconsolidated date	-
Total gain or loss from deconsolidation	$-

Upon the deconsolidation, the Company was no longer entitled to the assets and also legally released from the liabilities previously held by the deconsolidated Sichuan Wetouch, derived nil gain or loss from the deconsolidation in the consolidated statements of operations and comprehensive income for the year ended December 31, 2023. The disposal of Sichuan Wetouch did not represent a strategic shift and did not have a major effect on the Company’s operation. There was no cash outflow for the disposal for the year ended December 31, 2023.

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

(e) Inventory

Inventory consists of raw materials, work-in-process and finished goods and is stated at the lower of cost or net realizable value. Cost is determined using a weighted average. For work-in-process and manufactured inventories, cost consists of raw materials, direct labor and an allocated portion of the Company’s production overhead. The Company writes down excess and obsolete inventory to its estimated net realizable value based upon assumptions about future demand and market conditions. For finished goods and work-in-process, if the estimated net realizable value for an inventory item, which is the estimated selling price in the ordinary course of business, less reasonably predicable costs to completion and disposal, is lower than its cost, the specific inventory item is written down to its estimated net realizable value. Net realizable value for raw materials is based on replacement cost. Provisions for inventory write-downs are included in the cost of revenues in the consolidated statements of operations. Inventories are carried at this lower cost basis until sold or scrapped. Nil and $74,100 inventory write-off were recorded for the years ended December 31, 2023 and 2022, respectively.

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

Since the Company’s notes have fixed interest rate, specified notional principal and settlement date, which no other events would affect specified settlement, and the Company received net proceeds after issuance costs and discount, which the Company recorded as the net proceeds or net settled investment, the management assessed that the Notes did not meet the definition of a derivative instruments and an embedded feature would not be bifurcated. The discounts on the convertible notes, are amortized to interest expense, using the effective interest method, over the terms of the related convertible notes.

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

The Company concluded that the warrants issued in the financings in November and December 2021 should be treated as a derivative liability because these warrants are entitled to a price adjustment to allow the exercise price to be increased or reduced in the event the Company issues or sells any additional shares of common stock at a price per share other than the then-applicable exercise price or without consideration, which is typically referred to as a “Down-round protection” or “anti-dilution” provision. According to ASC 815-40, the “Down-round protection” provision is not considered to be an input to the fair value of a fixed-for-fixed option on equity shares which leads the warrants to fail to be qualified as indexed to the Company’s own stock and then to fail to meet the scope exceptions of ASC 815. Therefore, the Company accounted for the warrants as derivative liabilities under ASC 815. Pursuant to ASC 815, derivatives are measured at fair value and re-measured at fair value with changes in fair value recorded in earnings at each reporting period.

The Company used a black-scholes-pricing model to estimate the fair values of common stock purchase warrants at the balance sheet dates. As of December 31, 2023 and 2022, the Company recorded $378,371 and $256,957 common stock purchase warrant liability, respectively, and $121,413 loss and $871,677 gain on changes of fair value of common stock purchase warrant liability for the year ended December 31, 2023 and 2022, respectively.

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

Unless otherwise disclosed, the fair value of the Company’s financial instruments, including cash, accounts receivable, prepaid expenses and other current assets, accounts payable, short-term bank loans, accrued expenses and other current liabilities, taxes payable and due to related parties, common stock purchase warrants liability, approximate the fair value of the respective assets and liabilities as of December 31, 2023 and 2022 based upon the nature of the assets and liabilities.

(i) Property, plant and equipment, net

Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization of property and equipment is provided using the straight-line method over their expected useful lives, as follows:

Useful life
Buildings	20 years
Machinery and equipment	10 years
Office and electric equipment	3 years
Vehicles	10 years

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

(l) Impairment of long-lived Assets

Long-lived assets, such as property, plant and equipment, land use rights, are reviewed for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Recoverability of a long-lived asset or asset group to be held and used is measured by a comparison of the carrying amount of an asset or asset group to the estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying value of an asset or asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount that the carrying value exceeds the estimated fair value of the asset or asset group. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Assets to be disposed are reported at the lower of carrying amount or fair value less costs to sell, and are no longer depreciated. There was nil impairment of intangible assets recognized for the years ended December 31, 2023 and 2022.

(m) Foreign Currency Translation

The Company uses US dollars as the reporting currency. The Company’s subsidiary HK Wetouch’s functional currency for HK Wetouch is Hong Kong dollar. The functional currency of Sichuan Vtouch is the Chinese Yuan (“RMB”). The Company’s consolidated financial statements have been translated into US$. Assets and liabilities accounts are translated using the exchange rate at each reporting period end date. Equity accounts are translated at historical rates. Income and expense accounts are translated at the average rate of exchange during the reporting period. The resulting translation adjustments are reported under other comprehensive income (loss). Gains and losses resulting from the translations of foreign currency transactions and balances are reflected in the results of operations.

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

The following table outlines the currency exchange rates that were used in creating the consolidated financial statements in this report:

	December 31, 2023	December 31, 2022
Year-end spot rate	US$1=RMB 7.0999	US$1=RMB 6.8972
Average rate	US$1=RMB 7.0809	US$1=RMB 6.7312

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

Contract Assets and Liabilities

Payment terms are established on the Company’s pre-established credit requirements based upon an evaluation of customers’ credit quality. Contract assets are recognized for in related accounts receivable. Contract liabilities are recognized for contracts where payment has been received in advance of delivery. The contract liability balance can vary significantly depending on the timing when an order is placed and when shipment or delivery occurs. As of December 31, 2023 and 2022, other than accounts receivable and advances from customers, the Company had no other material contract assets, contract liabilities or deferred contract costs recorded on its consolidated balance sheet. Costs of fulfilling customers’ purchase orders, such as shipping, handling and delivery, which occur prior to the transfer of control, are recognized in selling, general and administrative expense when incurred.

Disaggregation of Revenues

The Company disaggregates its revenue from contracts by geography, as the Company believes it best depicts how the nature, amount, timing and uncertainty of the revenue and cash flows are affected by economic factors. The Company’s disaggregation of revenues for the years ended December 31, 2023 and 2022 are disclosed in Note 14 to the financial statements.

(o) Selling, General and Administrative Expenses

Selling expenses represents primarily costs of payroll, benefits, commissions for sales representatives and advertising expenses. General and administrative expenses represent primarily payroll and benefits costs for administrative employees, rent and operating costs of office premises, depreciation and amortization of office facilities, professional fees and other administrative expenses.

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

The Company recognizes the effect of uncertain income tax positions only if those positions are more-likely-than-not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company’s policy is to record interest and penalties related to uncertain tax positions as a component of income tax expense. There were no such interest or penalty for the years ended December 31, 2023 and 2022.

On December 22, 2017, the Tax Cut and Jobs Act of 2017 (“the Tax Act”) was signed into law, which among other effects, reduces the U.S. federal corporate income tax rate to 21% from 34% (or 35% in certain cases) beginning in 2018, and requires companies to pay a one-time transition tax on certain unrepatriated earnings from non-U.S. subsidiaries that is payable over eight years. No tax was due under this provision. The Tax Act also makes the receipt of future non-U.S. sourced income of non-U.S. subsidiaries tax-free to U.S. companies and creates a new minimum tax on the earnings of non-U.S. subsidiaries relating to the parent’s deductions for payments to the subsidiaries.

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

(u) Earnings per Share

The Company computes earnings per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. As of December 31, 2023 and 2022, warrants were included for the dilutive EPS calculation, respectively.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), which introduces new guidance for the accounting for credit losses on instruments within its scope. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale (AFS) debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The pronouncement will be effective for public business entities that are SEC filers in fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early application of the guidance will be permitted for all entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted ASU 2016-13 utilizing the modified retrospective transition method on January 1, 2022. The adoption of ASU 2016-13 did not have a material impact on the Company’s consolidated financial statements.

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

In October 2021, the FASB issued ASU No. 2021-08, which will require companies to apply the definition of a performance obligation under ASC Topic 606 to recognize and measure contract assets and contract liabilities (i.e., deferred revenue) relating to contracts with customers that are acquired in a business combination. Under current U.S. GAAP, an acquirer generally recognizes assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers, at fair value on the acquisition date. ASU No. 2021-08 will result in the acquirer recording acquired contract assets and liabilities on the same basis that would have been recorded by the acquiree before the acquisition under ASC Topic 606. ASU No. 2021-08 is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company adopted ASU No. 2021-08 on January 1, 2023. The adoption of ASU No. 2021-08 did not have a material impact on the Company’s consolidated financial statements.

In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832). This ASU requires business entities to disclose information about government assistance they receive if the transactions were accounted for by analogy to either a grant or a contribution accounting model. The disclosure requirements include the nature of the transaction and the related accounting policy used, the line items on the balance sheets and statements of operations that are affected and the amounts applicable to each financial statement line item and the significant terms and conditions of the transactions. The ASU is effective for annual periods beginning after December 15, 2021. The disclosure requirements can be applied either retrospectively or prospectively to all transactions in the scope of the amendments that are reflected in the financial statements at the date of initial application and new transactions that are entered into after the date of initial application. The ASU is currently not expected to have a material impact on the Company’s financial results or financial position.

From time to time, the FASB or other standards setting bodies issue new accounting pronouncements. Updates to the FASB ASCs are communicated through issuance of ASUs. Unless otherwise discussed, the Company believes that the recently issued guidance, whether adopted or to be adopted in the future, is not expected to have a material impact on its consolidated financial statements upon adoption.

Recently issued accounting pronouncements not yet adopted

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”, which provides optional expedients and exceptions for applying U.S. GAAP on contract modifications and hedge accounting to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform, if certain criteria are met. These optional expedients and exceptions provided in ASU No. 2020-04 are effective for the Company as of March 12, 2020 through December 31, 2022. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”), which deferred the application dates of Topic 848 to December 31, 2024. The Group currently does not have any financial instrument that reference to LIBOR and does not anticipate the adoption will have a material impact to the Group’s combined and consolidated financial statements.

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment’s profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is also permitted. This ASU will likely result in the group including the additional required disclosures when adopted. The Group is currently evaluating the provisions of this ASU and expect to adopt them for the year ending December 31, 2024.

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. The Group has evaluated this ASU and expects to add additional disclosures to our combined and consolidated financial statements, once adopted.

NOTE-3- ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	December 31, 2023	December 31, 2022
Accounts receivable	$7,455,252	$9,057,741
Allowance for doubtful accounts	-	-
Accounts receivable, net	$7,455,252	$9,057,741

The Company’s accounts receivable primarily includes balance due from customers when the Company’s products are sold and delivered to customers.

NOTE-4 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	December 31, 2023	December 31, 2022
Advance to suppliers	$334,852	$333,920
VAT input credits	-	355,482
Issue cost related to convertible promissory notes	64,802	81,614
Prepayment for land use right (i)	537,998	569,105
Security deposit (ii)	53,865	56,979
Others receivable (iv)	72,110	53,520
Prepaid expenses and other current assets	$1,063,627	$1,450,620

(i)	On July 23, 2021, Sichuan Vtouch entered into a contract with Chengdu Wenjiang District Planning and Natural Resources Bureau for the purchase of a land use right of a parcel of land of 131,010 square feet for a consideration of RMB3,925,233 (equivalent to $537,998) for the Company’s new facility. The Company paid the consideration in full by November 18, 2021. Upon issuance of a certificate of land use right by the local government, which is estimated to be obtained by the fourth quarter of 2024, the Company will reclassify this prepayment to intangible assets accordingly.

(ii)	On July 28, 2021, Sichuan Vtouch made a security deposit of RMB393,000 (equivalent to $53,865) to Chengdu Cross-Strait Science and Technology Industry Development Park Management Committee to obtain a construction license for its new facility. This deposit will be refunded upon the issuance of the construction license by the end of 2024.

(iv)	Other receivables are mainly employee advances, and prepaid expenses.

NOTE 5— PROPERTY, PLANT AND EQUIPMENT, NET

	September 30, 2023	December 31, 2022
Buildings	$12,130	$12,487
Machinery and equipment	3,944
Vehicles	41,241	42,453
Construction in progress	12,825,896	10,883,051
Subtotal	12,883,211	10,937,991
Less: accumulated depreciation	(23,348)	(14,381)
Property, plant and equipment, net	$12,859,863	$10,923,610

Depreciation expense was $9,465 and $9,891 for the year ended December 31, 2023 and 2022, respectively.

Pursuant to local PRC government guidelines on local environment issues and the national overall plan, Sichuan Wetouch, was under the government directed relocation order to relocate no later than December 31, 2021 and received compensation accordingly. On March 18, 2021, pursuant to the agreement with the local government and an appraisal report issued by a mutual agreed appraiser, Sichuan Wetouch received a compensation of RMB115.2 million ($16.2 million) (the “Compensation Funds”) for the withdrawal of the right to use of state-owned land (the “property”) and the demolition of all buildings, facilities, equipment and all other appurtenances on the land.

On March 16, 2021, in order to minimize interruption of the Company’s business, Sichuan Vtouch entered into a leasing agreement with Sichuan Renshou Shigao Tianfu Investment Co., Ltd. (later renamed as Meishan Huantian Industrial Co., Ltd.), a limited liability company owned by the local government, to lease the property, and all buildings, facilities and equipment thereon (the “Demised Properties) of Sichuan Wetouch, commencing from April 1, 2021 until December 31, 2021 at a monthly rent of RMB300,000 ($42,254). The lease was renewed on December 31, 2021 at a monthly rent of RMB 400,000 ($56,339) with a term from January 1, 2022 to October 31, 2024 for the use of the Demised Properties.

NOTE 6 – RELATED PARTY TRANSACTIONS

Amounts due to a related party are as follows:

	Relationship	December 31, 2023	December 31, 2022	Note
Mr. Zongyi Lian	President and CEO of the Company	-	1,665	Payable to employee
Total		$-	$1,665

NOTE 7 — INCOME TAXES

Wetouch

Wetouch is subject to a tax rate of 21% per beginning 2018, and files a U.S. federal income tax return.

BVI Wetouch

Under the current laws of the British Virgin Islands, BVI Wetouch, a wholly owned subsidiary of Wetouch, is not subject to tax on its income or capital gains. In addition, no British Virgin Islands withholding tax will be imposed upon the payment of dividends by the Company to its shareholders.

Hong Kong

HK Wetouch is subject to profit taxes in Hong Kong at a progressive rate of 16.5%.

PRC

Sichuan Wetouch and Sichuan Vtouch files income tax returns in the PRC. Effective from January 1, 2008, the PRC statutory income tax rate is 25% according to the Corporate Income Tax (“CIT”) Law which was passed by the National People’s Congress on March 16, 2007.

Under PRC CIT Law, domestic enterprises and foreign investment enterprises (the “FIEs”) are usually subject to a unified 25% enterprise income tax rate while preferential tax rates, tax holidays and even tax exemption may be granted on a case-by-case basis by local government as preferential tax treatment to High and New Technology Enterprises (the “HNTEs”). Under this preferential tax treatment, HNTEs are entitled to an income tax rate of 15%, subject to a requirement that they re-apply for their HNTE status every three years. Pursuant to an approval from the local tax authority in October 2017, Sichuan Wetouch became a qualified enterprise located in the western region of the PRC, entitled it to a preferential income tax rate of 15% from October 11, 2017 to October 11, 2020.

On October 21, 2020, Sichuan Wetouch was granted on a case-by-case basis by Sichuan Provincial government as an HNTE , entitled to a reduced income tax rate of 15% from October 21, 2020 until October 20, 2023.

Sichuan Vtouch is subject to a 25% income tax rate.

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

The components of the income tax provision are as follows:

	For the Years Ended December 31,
	2023	2022
Current tax provision
PRC	$4,082,606	$3,352,802
	$4,082,606	$3,352,802
Deferred tax provision
BVI	-	-
Hong Kong	-	-
China	-	-
	-	-
Income tax provision	$4,082,606	$3,352,802

The following table reconciles the PRC statutory rates to the Company’s effective tax rate for the years ended December 31, 2023 and 2022:

	For the Years Ended December 31,
	2023	2022
PRC statutory income tax rate	25.0%	25.0%
Effect of income tax holiday	0.0%	0.0%
Tax rate differential on entities not subject to PRC income	(1.1)%	(0.5)%
R&D additional deduction	(0.7)%	(1.0)%
Non-deductible expenses in the PRC	2.2%	4.2%
Effective tax rate	25.4%	27.7%

Deferred tax assets

The Company’s had no deferred tax assets are as of December 31, 2023 and 2022, respectively.

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

The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. As of December 31, 2023 and 2022, taxes for Sichuan Wetouch and Sichuan Vtouch remained open for statutory examination by PRC tax authorities.

NOTE 8— ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	December 31, 2023	December 31, 2022
Advance from customers (i)	$182,277	$397,886
Accrued payroll and employee benefits	84,280	89,359
Accrued interest expenses	240,805	122,135
Accrued private placement agent fees (ii)	1,200,000	-
Accrued consulting fees (iii)	1,370,972	-
Accrued litigation charges (iv)	45,828	-
Accrued professional fees	330,180	-
Accrued director fees	106,824	-
Other tax payables (v)	143,035	261
Other payable to a former stockholder (vi)	-	191,180
Others (vii)	288,704	153,803
Accrued expenses and other current liabilities	$3,992,905	$944,624

(i)	RMB2,587,825 (equivalent to $365,465) of the beginning balance of advance from customers was recognized as revenues for the year ended December 31, 2023

(ii)	On March 18, 2023, the Company entered into a private placement consent agreement with a third-party investment bank firm (see Note 10) on the agent fees of US$1.2 million, payable only on the completion of the private placement . The Company made the full payment in February, 2024.

(iii)	In May, 2023, the Company entered into two third-party consulting service agreements for a fee of $1.35 million and $3.1 million, respectively, payable only on the completion of an underwriting offering. The Company made the full payment in February 2024.

(iv)	As of December 31, 2023, the Company accrued litigation compensation of RMB324,501 ($45,705) and court fee of RMB10,627 ($1,497). For the details, please see NOTE 13 — COMMITMENTS AND CONTINGENCIES - Legal Proceedings - vii) and viii).

(v)	Other tax payables are mainly VAT payable.

(vi)	Other payable to a former shareholder was paid in March 2023.

(vii)	Others mainly represent accrued employee reimbursement payable and other accrued miscellaneous operating expenses.

NOTE 9 – CONVERTIBLE PROMISSORY NOTES PAYABLE

a) Convertible promissory notes

In October, November, and December 2021, the Company, issued seven (7) convertible promissory notes (the “Notes”) of an aggregate principal amount of US$2,250,000, due in one year with issuance price discounted 90.0%.   The Notes bore interest at a rate of 8.0% per annum, payable in one year and matured on October 27, November 5, November 16, November 29 and December 2 of 2022. Net proceeds after debt issuance costs and debt discounts were approximately US$1,793,000. Debt issuance costs in the amount of US$162,000 are recorded as deferred charges and included in the other current assets on the consolidated balance sheet. The debt discount and debt issuance costs are amortized into interest expense using the effective interest method over the terms of the Notes.

The details of the Notes are as follows:

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

The following table summarizes the outstanding promissory notes as of December 31, 2023 and December 31, 2022:

		December 31, 2023		December 31, 2022
	Interest rate	Principal Amount	Carrying Amount	Principal Amount	Carrying Amount
Convertible Note - Talos Victory (Note 9 (b))	8%	$-	$-	$-	-
Convertible Note - Mast Hill (Note 9 (b))	8%	740,000	700,448	740,000	635,535
Convertible Note - First Fire (Note 9 (b))	8%	156,250	151,457	181,250	156,594
Convertible Note - LGH Note 9 (b))	8%	202,500	204,929	207,500	188,987
Convertible Note - Fourth Man (Note 9 (b))	8%	152,000	142,397	157,000	128,703
Convertible Note - Jeffery Street Note 9 (b))	8%	165,000	150,641	170,000	142,554
Convertible Note - Blue Lake Note 9 (b))Total	8%	-	-	-	-
Total		$1,400,750	$1,349,872	$1,455,750	$1,252,373

Amortization of Discounts for the Year Ended December 31, 2023			(110,746)
Convertible Promissory Notes payable as of December 31, 2023			$1,239,126

From December 28, 2022 to April 6, 2023, the lenders of five outstanding Notes and the Company entered into an amendment to the Notes (“Amendment to Promissory Note”) extending the term of the Notes for an additional 6 months.

From August 29 to September 9, 2023, the lenders of the outstanding Notes and the Company entered into an amendment to the Notes (“Amendment to Promissory Note”) that the Company’s ordinary shares on the Nasdaq Capital Market (the “Uplist”), the Company shall within three (3) business days after the Uplist, pay to the Holders amounts equal to 105% of the total outstanding balance of the Convertible Debenture.

During the year ended December 31, 2023, principal and default charges totaling $1,200,000 were converted into 25,000 shares of common stock of the Company.

During the year ended December 31, 2022, principal, accrued and unpaid interest and default charges totaling $1,038,426 were converted into 69,228 shares of common stock of the Company. Two notes were fully converted

For the year ended December 31, 2023 and 2022, the Company recognized interest expenses of the Notes in the amount of US$252,325 and US$224,885, respectively.

*The  Company prepaid $10,000 legal deposit for each Note till the repayment of the Notes.

As of the date of the Report, the Company has repaid remaining Principal and interests accrued.

b) Warrants

Accounting for Warrants

In connection with the issuance of the Notes, the Company also issued to the lenders seven (7) three-year warrants (the “Note Warrants”) to purchase an aggregate of 90,000 shares of the Company’s common stock (the “Warrant Shares”).

The Note Warrants issued to the lenders granted the holders the rights to purchase up to 10,000 shares   of common stock of the Company at an exercise price of $25 per share. However, if the Company closes an Uplist Offering on or before the 180th calendar date after the issuance date of the Note Warrants, then the exercise price shall be 125% of the offering price of a share in the Uplist Offering. If the adjusted exercise price as a result of the Uplist Offering is less than $25per share, then the number of shares for which the Warrants are exercisable shall be increased such that the total exercise price, after taking into account the decrease in the per share exercise price, shall be equal to the total exercise price prior to such adjustment.

The lenders have the right to exercise the Note Warrants on a cashless basis if the highest traded price of a share of common stock of the Company during the 150 trading days prior to exercise of the Note Warrants exceeds the exercise price, unless there is an effective registration statement of the Company which covers the resale of the Lenders.

If the Company issues shares or any securities convertible into shares at an effective price per share lower than the exercise price of the Note Warrants, the exercise price of the Note Warrants shall be reduced to such lower price, subject to customary exceptions.

The lenders may not convert the Notes or exercise the Note Warrants if such conversion or exercise will result in each of the lenders, together with any affiliates, beneficially owning in excess of 4.9% of the Company’s outstanding shares of common stock immediately after giving effect to such exercise unless such lender notifies the Company at least 61 days prior to such exercise.

During the year ended December 31, 2022, three lenders exercised the Note Warrants cashlessly for 14,233 shares of common stock.

During the year ended December 31, 2023, two lenders exercised the Note Warrants cashlessly for 22,338 shares of common stock.

The fair values of these warrants as of December 31, 2023 were calculated using the Black-Scholes option-pricing model with the following assumptions:

					December 31, 2023
	Volatility (%)	Expected dividends yield (%)	Weighted average expected life (year)	Risk-free interest rate (%) (per annum)	Common stock purchase warrants liability as of December 31, 2022(US$)	Changes of fair value of common stock purchase warrants liability (+ (loss)/(- (gain)(US$)	Common stock purchase warrants liability as of December 31, 2023 (US$)
Convertible Note - Talos Victory (Note 9 (a))	545.7%	0.0%	0.8	5.03%	14,803	28,310	43,113
Convertible Note - Mast Hill (Note 9 (a))	545.7%	0.0%	-	5.03%	101,293	(101,293)	-
Convertible Note - First Fire (Note 9 (a))	545.7%	0.0%	0.9	5.03%	33,919	64,456	98,375
Convertible Note - LGH Note 9 (a))	545.7%	0.0%	0.9	5.03%	34,028	64,489	98,517
Convertible Note - Fourth Man (Note 9 (ab))	545.7%	0.0%	0.9	5.03%	14,398	27,241	41,639
Convertible Note - Jeffery Street Note 9 (a))	545.7%	0.0%	0.9	5.03%	34,134	(7,870)	26,264
Convertible Note - Blue Lake Note 9 (a))	545.7%	0.0%	0.9	5.03%	24,382	46,080	70,463
Total				Total	256,957	121,413	378,371

(c) Registration Rights Agreements

Pursuant to the terms of the Registration Rights Agreements between the Company and lenders of the Notes, the Company agreed to file a registration statement with the Securities and Exchange Commission to register the shares of common stock underlying the Notes and the shares issuable upon exercise of the Note Warrants within sixty days from the date of each Registration Rights Agreement. The Company also granted the lenders piggyback registration rights on such securities pursuant to the Purchase Agreements .

NOTE 10— STOCKHOLDERS’ EQUITY

1) Common Stock

The Company’s authorized shares of common stock was 15,000,000 shares with par value of $0.001.

On December 22, 2020, the Company issued 5,181 shares of common stock to The Crone Law Group, P.C. or its designees   for legal services (see Note 11).

On January 1, 2021, the Company issued an aggregate of 15,541 shares to a third party service provider for consulting services that had been rendered.

On April 14, April 27 and September 1, 2022, the Company issued 5,777, 5,599 and 2,857 shares of common stock upon cashless exercise of the Note Warrants to three lenders, respectively. (see Note 9 (b)).

During the year ended December 31, 2022, the Company issued 6,211 shares of common stock to a third party upon exercise of warrants (see Note 11).

During the year ended December 31, 2022, the Company issued 69,228 shares of common upon conversion of convertible promissory note payable (see note 9 (a)).

On January 19, 2023, the Company sold an aggregate of 8,000,000 shares of common stock to purchasers in a private placement for an aggregate purchase price of $40,000,000, or $5.00   per share. On January 20, 2023, the Company received net proceeds of $40 million accordingly.

During the year ended December 31, 2023, the Company issued 25,000 shares of common stock upon conversion of convertible promissory note payable (see note 9 (a)).

During the year ended December 31, 2023, the Company issued 22,338 shares to two third parties upon exercise of warrants (see Note 9(b)).

As of December 31, 2023, the Company had 9,732,948 issued and outstanding shares of common stock.

2) Reverse Stock Split

On February 17, 2023, the Company’s board of directors authorized a reverse stock split of common stock with a ratio of not less than one to five (1:5) and not more than one to eighty (1:80), with the exact amount and the timing of the reverse stock split to be determined by the Chairman of the Board. Upon effectiveness of such reverse stock split, the number of authorized shares of the common stock of the Company will also be decreased in the same ratio. Pursuant to Section 78.209 of the Nevada Revised Statutes, the reverse stock split does not have to be approved by the stockholders of the Company.

On July 16, 2023, the Company’s board of directors approved the reverse stock split of the Company’s common stock at a ratio of 1-for-20. On July 16, 2023, the Company filed a certificate of change (with an effective date of July 16, 2023) with the Nevada Secretary of State pursuant to Section 78.209 of the Nevada Revised Statutes to effectuate a 1-for-20 reverse stock split of its common stock. On September 11, 2023, the reverse stock split was approved by the Financial Industry Regulatory Authority and took effect on September 12, 2023. All share information included in this annual report has been adjusted as if the reverse stock split occurred as of the earliest period presented.

3) Statutory Reserve and Restricted Net Assets

Under PRC rules and regulations, all companies in the PRC are required to appropriate 10% of their net income to a statutory surplus reserve until the reserve balance reaches 50% of their registered capital. The appropriation to this statutory surplus reserve must be made before distribution of dividends can be made. The statutory reserve is non-distributable, other than during liquidation, and can be used to fund previous years losses, if any, and may be converted into share capital by issuing new shares to existing shareholders in proportion to their shareholders or by increasing the par value of the shares currently outstanding, provided that the remaining balance of the statutory reserve after such issue is not less than 25% of the registered capital.

Appropriations to the discretionary surplus reserve are made at the discretion of the board of directors. The statutory reserve may be applied against prior year losses, if any, and may be used for general business expansion and production or increase in registered capital, but are not distributable as cash dividends.

For the years ended December 31, 2023 and 2022, the Company made appropriations to the reserve fund of RMB8,172,303 (equivalent to US$1,154,131) and RMB6,554,271(equivalent to US$973,718), respectively.

NOTE 11- SHARE BASED COMPENSATION

The Company applied ASC 718 and related interpretations in accounting for measuring the cost of share-based compensation over the period during which the consultants are required to provide services in exchange for the issued shares. The fair value of above award was estimated at the grant date using the Black-Scholes model for pricing the share compensation expenses.

On December 22, 2020, the Board of Directors of the Company authorized the issuance of an aggregate of 5,181 shares and warrants to purchase 10,518 shares of common stock to The Crone Law Group, P.C. or its designees for legal services that had been rendered. The five-year warrants are exercisable at one cent per share.

5,181 shares of common stock underlying such warrants were vested on December 22, 2020 and 6,211 shares were issued upon exercise of these warrants on September 21, 2022 and warrant to purchase 4,307 shares remained outstanding for The Crone law Group, P.C. or its designees for legal services. The fair value of above award was estimated at the grant date using Black-Scholes model for pricing the share compensation expenses. The fair value of the Black-Scholes model includes the following assumptions: expected life of 2.5 years, expected dividend rate of 0%, volatility of 43.5% and an average interest rate of 0.11%.

On January 1, 2021, the Board of Directors of the Company authorized the issuance of an aggregate of 15,541 shares and warrants to purchase 31,554 shares of common stock to a third party service provider for consulting services that had been rendered. These warrants have a five-year term and are exercisable at one cent per share.

The 15,541 shares of common stock and warrants to purchase 31,554 shares of commons stock vested on January 1, 2021.

The fair value of the above warrants was estimated at the grant date using Black-Scholes model for pricing the share compensation expenses. The fair value of the Black-Scholes model includes the following assumptions: expected life of 2.5 years, expected dividend rate of 0%, volatility of 51.3% and an average interest rate of 0.12%.

As of December 31, 2023, the Company had warrants outstanding to purchase 35,861 shares of common stock related to above mentioned services with i) weighted average exercise price of $0.2; ii) weighted average remaining contractual life of 0.2 years; and iii) aggregate intrinsic value of $0.3 million.

NOTE 12. WEIGHTED AVERAGE NUMBER OF SHARES

In October 2020, the Company entered into a reverse merger transaction. The Company computes the weighted-average number of shares of common stock outstanding in accordance with ASC 260 states that in calculating the weighted average shares when a reverse merger takes place in the middle of the year, the number of common shares outstanding from the beginning of that period to the acquisition date shall be computed on the basis of the weighted-average number of shares of common stock of the legal acquiree (accounting acquirer) outstanding during the period multiplied by the exchange ratio established in the merger agreement. The number of shares of common stock outstanding from the acquisition date to the end of that period shall be the actual number of shares of common stock of the legal acquirer (the accounting acquiree) outstanding during that period.

NOTE 13 - RISKS AND UNCERTAINTIES

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

Concentrations - The Company sells its products primarily through direct customers in the PRC and to some extent, the overseas customers in European countries and East Asia such as South Korea and Taiwan. For the year ended December 31, 2023, six customers accounted for 22.5%, 16.5%, 15.6%, 14.1%, 11.3% and 10.1%, respectively, of the Company’s revenue. For the year ended December 31, 2022, six customers accounted for 21.2%, 16.1%, 14.8%, 13.7%, 11.9% and 10.1%, respectively, of the Company’s revenue.

And the Company’s top 10 customers aggregately accounted for 99.7% and 98.7% of the total revenue for the years ended December 31, 2023 and 2022, respectively.

As of December 31, 2023, four customers accounted for 31.7%, 16.2%, 15.8% and 11.5% of the total accounts receivable balance, respectively.

As of December 31, 2022, three customers accounted for 32.2%, 22.8%, and 14.0% of the total accounts receivable balance, respectively.

The Company purchases its raw materials through various suppliers. Raw material purchases from these suppliers which individually exceeded 10% of the Company’s total raw material purchases, accounted for approximately 13.3% (one supplier) and 13.2%, 12.7%, 10.7% and 10.6%(four suppliers)   of the Company’s total raw material purchases for the years ended December 31, 2023 and 2022, respectively.

NOTE 14 — COMMITMENTS AND CONTINGENCIES

Legal Proceedings

From time to time, the Company and its subsidiaries are parties to various legal actions arising in the ordinary course of business. Although Hong Kong Wetouch, Sichuan Wetouch, the deconsolidated subsidiary of the Company (see Note 2-(a) - Deconsolidation of Sichuan Wetouch), Sichuan Vtouch and Mr. Guangde Cai, the former Chairman and director of the Company, were named as defendants in several litigation matters, as of the date of this report, all such matters have been settled and Sichuan Wetouch, Hong Kong Wetouch and Mr. Guangde Cai were unconditionally and fully discharged and released therefrom Accordingly, there are no pending material legal proceedings against the Company as of the date of this report.

i)	An equity dispute case with Yunqing Su with a disputed amount of RMB1,318,604 (equivalent to $185,721)

On June 22, 2017, Yunqing Su, a former shareholder, entered an Equity Investment Agreement with Sichuan Wetouch and Guangde Cai, agreed that Yunqing Su would invest RMB1 million (equivalent to $140,847) to purchase 370,370.37 original listed shares of the target company, Sichuan Wetouch, and provided for the exit mechanism in the agreement. However, the target company failed to be listed prior to December 31, 2017 as agreed. On June 22, 2017, Guangde Cai and Yunqing Su entered into a supplementary agreement, pursuant to which Guangde Cai shall repurchase all of Yunqing Su’s equity interest and pay the interest. Sichuan Wetouch repaid Yunqing Su the interest of RMB220,000 (equivalent to $30,986) and the principal of RMB128,000 (equivalent to $18,028) in November 2018. The repayment period set forth in the supplementary agreement expired, but Sichuan Wetouch and Guangde Cai failed to pay the principal and interest owed to Yunqing Su. Yunqing Su sued Sichuan Wetouch and Guangde Cai in the Renshou County People’s Court of Sichuan Province, and the case was filed on February 9, 2022.

On May 9, 2022, pursuant to a civil mediation statement issued by the Renshou County People’s Court of Sichuan Province, Sichuan Wetouch and Guangde Cai agreed to repay Yunqing Su the principal and interest in the total amount of RMB 1,318,604 (equivalent to $185,721). Sichuan Wetouch fully paid the aforesaid amount on March 15, 2023.

ii)	Legal case with Chengdu SME Credit Guarantee Co., Ltd. on a court acceptance fee of RMB338,418 (equivalent to $47,665)

On July 5, 2013, Sichuan Wetouch obtained a one-year loan of RMB60.0 million (equivalent to $8.5 million) from Bank of Chengdu, at an annual interest rate of 8.61%. Chengdu SME Credit Guarantee Co., Ltd (“Chengdu SME”), a third party, provided a 70% guarantee and Bank of Chengdu retained 30% of the risk, while Chengdu Wetouch  , a related party company, owned by Mr. Guangde Cai and Mr. Guangde Cai provided joint and several liability guarantee for 100% of the loan.

On July 31, 2014, Sichuan Wetouch repaid RMB5.0 million (equivalent to $0.7 million). The remaining loan of RMB55.0 million (equivalent to $7.7 million) was twice extended to be due on August 22, 2018. Upon the loan becoming due, but unpaid by the Company, Chengdu SME paid the outstanding balance of RMB55 million (equivalent to $7.7 million) to Bank of Chengdu. The Company subsequently repaid RMB55 million (equivalent to $7.7 million) to Chengdu SME; however, Chengdu SME filed two separate lawsuits against the Company to recover loan default penalties from the Company. The loan default penalties were (a) RMB5.8 million (equivalent to $0.8 million) related to the 30% of the remaining loan balance repaid by Chengdu SME and (b) RMB6.0 million (equivalent to $0.8 million) related to the 70% of the remaining loan balance repaid by Chengdu SME. During the year ended December 31, 2017, the Company recorded loan default penalties, and related liabilities, of $1.7 million.

Chengdu SME applied to the Chengdu High-tech Court for enforcement of the above-mentioned loan default penalties of RMB5.8 million (equivalent to $0.8 million) and RMB6.0 million (equivalent to $0.8 million) on December 30, 2018. On March 12, 2020, the Enforcement Settlement Agreement issued by the Chengdu High-tech Court confirmed that Sichuan Wetouch still owed RMB5.8 million (equivalent to $0.8 million) and RMB6.0 million (equivalent to $0.8 million) of loan default penalties. The agreement did not specify which party shall pay the court fee.

On September 16, 2020, Sichuan Wetouch made a full repayment of RMB11.8 million (equivalent to $1.7 million) of the above loan default penalties to Chengdu SME.

On March 16, 2023, pursuant to an Enforcement Settlement Agreement entered among Chengdu SME, Sichuan Wetouch and Chengdu Wetouch, Chengdu Wetouch agreed to pay the court acceptance fee of RMB338,418 (equivalent to $47,665). On March 17, 2023, Chengdu Wetouch made a full payment of the above court fee to Chengdu SME.

iii)	Legal case with Lifan Financial Leasing (Shanghai) Co., Ltd. and Sichuan Wetouch, Chengdu Wetouch, Meishan Wetouch and Xinjiang Wetouch Electronic Technology Co., Ltd. on a court acceptance fee of RMB250,470 (equivalent to $35,278)

On November 20, 2014, Lifan Financial Lease (Shanghai) Co., Ltd. (“Lifan Financial”) and Chengdu Wetouch entered into a Financial Lease Contract (Sale and Leaseback), which stipulated that Lifan Financial shall lease the equipment to Chengdu Wetouch after the purchase of the production equipment owned by Chengdu Wetouch at a purchase price, the purchase price/lease principal shall be RMB20 million, the rental interest rate of the leased equipment shall be 8% per year, and the lease term shall be 24 months. Upon the expiration of the lease term, Lifan Financial shall transfer the leased property to Chengdu Wetouch or a third party designated by Chengdu Wetouch at the price of RMB0 after Chengdu Wetouch has fully fulfilled its obligations, including, without limitation, the payment of the rent, liquidated damages (if any) and other contractual obligations. Guangde Cai, Sichuan Wetouch, Meishan Wetouch, an affiliated company to Mr. Guangde Cai   and Xinjiang Wetouch Electronic Technology Co., Ltd. (“Xinjiang Wetouch”) provided Lifan Financial with joint and several liability guarantee.

On August 9, 2021, Lifan Financial filed a lawsuit against Chengdu Wetouch, Guangde Cai, Sichuan Wetouch, Meishan Wetouch and Xinjiang Wetouch in the Chengdu Intermediate People’s Court. The court ruled that: 1) the Financial Lease Contract (Sale and Leaseback) was terminated; 2) the leased property was owned by Lifan Financial; 3) Chengdu Wetouch shall pay Lifan Financial all outstanding rent and interest thereon in the total amount of RMB 22,905,807 (equivalent to $3.2 million) as well as the difference between the liquidated damages and the value of the leased property recovered; etc.

The parties executed a settlement agreement on March 7, 2023, in which the parties confirmed that the outstanding payment of RMB 22,905,807 (equivalent to $3.2 million) has been fully paid up on December 23, 2021 and the above cases have been settled. As for the court acceptance fees that were not previously agreed upon by the parties, Chengdu Wetouch   agreed to pay the court acceptance fee of RMB 250,470 (equivalent to $35,278). Chengdu Wetouch paid the aforesaid fees to Lifan Financial on March 10, 2023.

iv)	Legal case with Sichuan Renshou Shigao Tianfu Investment Co., Ltd and Renshou Tengyi Landscaping Co., Ltd. on a court acceptance fee of RMB103,232 (equivalent to $14,540)

On March 19, 2014, Chengdu Wetouch, a related party, obtained a two and half-year loan of RMB15.0 million (equivalent to $2.1 million) from Chengdu Bank Co., Ltd. Gaoxin Branch (“Chengdu Bank Gaoxin Branch”) , with Chengdu Hi-tech Investment Group Co., Ltd. (“CDHT Investment”) acting as guarantor to pay off the loan principal and related interests, while Sichuan Wetouch and Hong Kong Wetouch as guarantors, were jointly and severally liable for such debts.

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

The settlement and release agreement did not specify which party shall pay the court acceptance fee. On March 10, 2023, pursuant to an enforcement settlement agreement entered among Sichuan Renshou, Renshou Tengyi, Sichuan Wetouch, Chengdu Wetouch, and other relevant parties, Sichuan Wetouch agreed to pay the court acceptance fee of RMB103,232 (equivalent to $14,540). On March 17, 2023, Chengdu Wetouch made a full payment of the above court fee to Sichuan Renshou.

v)	Legal case with Chengdu High Investment Financing Guarantee Co. on a court acceptance fee of RMB250,000 (equivalent to $35,211)

On March 22, 2019, Chengdu High Investment Financing Guarantee Co., Ltd, (“Chengdu High Investment”) filed a lawsuit against Hong Kong Wetouch in the Chengdu Intermediate People’s Court, claiming that Hong Kong Wetouch should assume the guarantee liability for the debt payable by Chengdu Wetouch. On May 21, 2020, the court rendered a judgment ordering Hong Kong Wetouch to pay compensation of RMB17,467,042 (equivalent to $2,460,181), interest, liquidated damages, liquidated damages for late performance, etc.

On March 16, 2023, Chengdu Wetouch, Sichuan Wetouch and Chengdu High Investment entered into a settlement enforcement agreement, confirming that Chengdu High Investment had received RMB17,547,197 (equivalent to $2,471,471) on October 27, 2020  paid by Chengdu Wetouch, and the above case has been settled. As for the court acceptance fees that were not previously agreed upon by the parties, Chengdu Wetouch agreed to pay the court acceptance fee of RMB 250,000 (equivalent to $35,211). Chengdu Wetouch paid the aforesaid fees to Chengdu High Investment on March 20, 2023.

vi)	Legal case with Hubei Lai’en Optoelectronics Technology Co., Ltd. on a product payment of RMB157,714 (equivalent to $22,213)

Sichuan Wetouch purchased products from Hubei Lai’en Optoelectronics Technology Co., Ltd. (“Hubei Lai’en) multiple times from March to June 2019, but failed to pay the corresponding amount of RMB137,142.7 for the purchased products. On April 6, 2022, Hubei Lai’en filed a lawsuit against Sichuan Wetouch in the Renshou County People’s Court of Sichuan Province, requesting payment of overdue payment for the products and liquidated damages. On May 31, 2022, the Renshou County People’s Court rendered a judgment that Sichuan Wetouch shall pay Hubei Lai’en the price of goods of RMB137,143 and liquidated damages of RMB 20,571. Sichuan Wetouch paid the above amount to Hubei Lai’en on March 15, 2023.

vi) Legal case with Chengdu Hongxin Shunda Trading Co., Ltd. on settlement of accounts payable and related fund interests totalling RMB3,021,294 ($425,540)

In March 2022, Sichuan Vtouch purchase steel products from Chengdu Hongxin Shunda Trading Co., Ltd. (“Chengdu Hongxin”) for facility construction, but failed to settle the accounts payable on time. In July 2023, Chengdu Hongxin filed a lawsuit to a local district court against the Company and its new facility constructors (“the three defendants”) requesting the settlement of the remaining accounts payable and the corresponding fund interests, penalties and legal fees, totalling of RMB3,021,294 ($425,540). The court judged Sichuan Vtouch to pay and ordered the freezing of bank accounts of these three defendants. On September 25, 2023, the Company appealed to Chengdu Municipal Intermediate People’s Court, arguing the calculation of fund interests and penalties ordered by the lower court unfair and not in line with the law regulations. As of the date of this report, the management assessed that possibility and amount of contingency cannot be estimated given the current status.

vii) Legal case with Mr. Guangchuang Liu on a refund of equity transfer price and related interests totalling RMB324,501 ($45,705)

In July 2022 Mr. Liu entered into an equity transfer agreement with Mr. Guangde Cai and Sichuan Vtouch with the intention to subscribe the Company’s shares of 20,000 for RMB315,245 ($44,104). In April, 2023, Mr. Liu filed a lawsuit to Shenzhen Nanshan District People’s Court against Mr. Guangde Cai and Sichuan Vtouch requesting the refund of this equity transfer price and related fund interests totalling RMB324,501 ($45,705). Per the court decision of December 13, 2023, the defendants were ordered to make the payments by the end of 2023. As of December 31, 2023, the Company recorded the liabilities of RMB324,501 ($45,705) and subsequently, the Company has made the payment in full in January, 2024.

viii) Legal case with Sichuan Yali Cement Manufacturing Co., Ltd. and Sichuan Chunqiu Development & Construction Group Co. Ltd. on a debt payable of RMB RMB1,656,480 (equivalent to $233,310) and related interest, legal fees and penalties.

On August 10, 2022, Sichuan Yali Cement Manufacturing Co., Ltd. (“Yali Co.”) and Sichuan Chunqiu Development & Construction Group Co. Ltd. (“ Chunqiu Co.”) entered into construction materials contract for Sichuan Vtouch’s new facility. Under this contract, Sichuan Vtouch was listed as the joint responsibility party for the payment settlement between Yali Company and Chunqiu Company.

On February 15, 2023, Yali Co. filed a lawsuit against Chunqiu Co. to the Chengdu Wenjiang District People’s Court, claiming that Chunqiu Co. should pay the remaining debt of RMB RMB1,656,480 (equivalent to $233,310) and related interest, legal fees and penalties, and that Sichuan Vtouch should assume the guarantee liability for the debt payable by Chunqiu Co. On August 12, 2023, the court rendered a judgment ordering Chunqiu Co. to pay to Yali Co. for above mentioned amount. Sichuan Vtouch was ordered joint liability of such aforesaid repayment.

On August 22, 2023, Chunqiu Co. appealed to Chengdu Municipal Intermediate People’s Court against Yali Co. and Sichuan Vtouch requesting Sichuan Vtouch to be responsible for this debt payable. On October 30, 2023, the court ordered Chunqiu Co. to pay pack all the debts, and Sichuan Vtouch to bear the joint and several liability for the above debts of Chunqiu Co. including a court fee of RMB10,627 ($1,497) with Chunqiu liability. As of December 31, 2023, Sichuan Vtouch accrued this court fee of RMB10,627 ($1,497).

Capital Expenditure Commitment

As of December 31, 2023, the Company has no capital expenditure commitment.

NOTE 15 — REVENUES

The Company’s geographical revenue information is set forth below:

	For the Years Ended December 31,
	2023	2022
Sales in PRC	$27,668,985	$26,438,509
Sales in Overseas
-Republic of China (ROC, or Taiwan)	6,255,602	6,146,043
-South Korea	5,619,228	5,221,209
-Others	162,124	126,351
Sub-total	12,036,954	11,484,603
Total revenues	$39,705,939	$37,923,112

NOTE 16 — SUBSEQUENT EVENTS

On February 20, 2024, Wetouch entered into an underwriting agreement (the “Underwriting Agreement”) with WestPark Capital, Inc. and Craft Capital Management LLC, as representatives (the “Representatives”) of the underwriters listed therein (the “Underwriters”), pursuant to which the Company agreed to sell to the Underwriters in a firm commitment underwritten public offering (the “Offering”) an aggregate of 2,160,000 shares of the Company’s common stock at a public offering price of $5.00 per share. In addition, the Underwriters were granted an over-allotment option for a period of 45 days to purchase up to an additional 324,000 shares of common stock. The Offering closed on February 23, 2024. The common stock began trading on the Nasdaq Capital Market under the symbol WETH on February 21, 2024.

The Company conducted the Offering pursuant to a Registration Statement on Form S-1 (File No. 333-270726), as amended, which was declared effective by the United States Securities and Exchange Commission on February 14, 2024 (the “Registration Statement”). The Offering was closed on February 23, 2024.

The net proceeds to the Company from the Offering, after deducting the underwriting discount, the Underwriters’ fees and expenses, and the Company’s Offering expenses, are approximately $9.2 million. Proceeds from the Offering will be used for the construction of a new factory, facilities and office buildings, the purchase of two production lines in the new factory, research and development, the repayment of the remaining five convertible promissory notes, and working capital and general corporate purposes.

On February 23, 2024, pursuant to the Underwriting Agreement, the Company issued the Representatives’ Warrants (the “Representatives’ Warrants”) to the Representatives to purchase a number of shares of Common Stock equal to 2.0% of the total number of shares of Common Stock (including any shares sold in the Offering to cover over-allotments) sold in the Offering at an exercise price equal to 125.0% of the public offering price. The Representatives’ Warrants will not be exercised, sold, transferred, assigned, pledged, or hypothecated, or be the subject of any hedging, short sale, derivative, put, or call transaction that would result in the effective economic disposition of the securities for a period of 180 days beginning on the date of commencement of sales of the Offering. In addition, the Representatives’ Warrants will not be exercisable for more than five years from the commencement of sales of the Offering.

