Form 10-Q
period 2024-03-31
Wetouch Technology Inc.
filed 2024-06-14
CIK 1826660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

Commission file number: 001-41957

WETOUCH TECHNOLOGY INC.

(Exact name of registrant as specified in its charter)

Nevada	20-4080330
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No. 29, Third Main Avenue Shigao Town, Renshou County Meishan, Sichuan, China	620500
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (86) 28-37390666

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	WETH	Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

As of June 14, 2024, there were 11,931,534 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

WETOUCH TECHNOLOGY INC.

QUARTERLY REPORT ON FORM 10-Q

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be preceded by, or contain, words such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “predict,” “potential,” “might,” “could,” “would,” “should” or other words indicating future results, though not all forward-looking statements necessarily contain these identifying words. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, without limitation, statements about our future business operations and results, our strategy and competition. These statements represent our current expectations or beliefs concerning various future events and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations, including, but not limited to:

●	Our reliance on our top customers is significant. Failure to attract new customers or retain existing ones cost-effectively could materially and adversely impact our business, financial condition, and results of operations.

●	We hold a substantial amount of accounts receivable, which may become uncollectible.

●	Dismissing BF Borgers may cause significant expenses or delays in financings or SEC filings, affecting our stock price and market access.

●	You are unlikely to collect judgments or exercise remedies against BF Borgers for their work as our auditor.

●	We face fines and penalties from the Chinese government for not completing required filings.

●	Our capacity to uphold the quality and safety standards of our products.

●	Our ability to compete effectively within the touchscreen display industry.

●	Without substantial additional financing, our ability to execute our business plan will be compromised.

●	Failure to secure a new parcel for constructing our new buildings and facilities, as well as acquiring and installing new production lines on the new parcel, could materially and adversely affect our business, financial condition, and results of operations.

●	Revocation or unavailability of preferential tax treatments and government subsidies , or successful challenges to our tax liability calculation by PRC tax authorities, may necessitate payment of tax, interest, and penalties exceeding our tax provisions.

●	Significant interruptions in the operations of our third-party suppliers could potentially disrupt our operations.

●	Risks associated with fluctuations in the cost, availability, and quality of raw materials may adversely affect our results of operations.

●	We are reliant on key executives and highly qualified managers, and retention cannot be assured.

ii

●	Absence of long-term contracts with our suppliers allows them to reduce order quantities or terminate sales to us at any time.

●	Failure to adopt new technologies to evolving customer needs or emerging industry standards may materially and adversely affect our business.

●	Lack of business liability or disruption insurance exposes us to significant costs and business disruption.

●	Adverse regulatory developments in Mainland China may subject us to additional regulatory review, restrictions, disclosure requirements, and regulatory scrutiny by the SEC, increasing compliance costs and hindering future securities offerings.

●	Our common stock may be prohibited from trading in the U.S. under the Holding Foreign Companies Accountable Act if PCAOB inspection of our auditor is incomplete, leading to delisting or prohibition and potential decline in stock value.

●	Changes in China’s economic, political, or social conditions or government policies may adversely affect our business and operations.

●	Uncertainties regarding the PRC legal system, including enforcement and sudden changes in laws and regulations, could adversely affect us and limit legal protections.

●	Fluctuations in exchange rates could materially and adversely affect our results of operations and your investment value.

●	The other risks and uncertainties discussed under the section titled “Risk Factors” beginning on page 9 of this Quarterly Report and our other filings with the Securities and Exchange Commission.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. We undertake no obligation to update or revise any of the forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

You should read this Quarterly Report with the understanding that our actual future results may be materially different from what we expect. We qualify all of the forward-looking statements in the foregoing documents by these cautionary statements.

iii

Item 1. Financial Statements

WETOUCH TECHNOLOGY INC. AND ITS SUBSIDIARIES

WETOUCH TECHNOLOGY INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2024	December 31, 2023

ASSETS
CURRENT ASSETS
Cash	$94,796,450	$98,040,554
Accounts receivable	10,937,840	7,455,252
Inventories	184,743	222,102
Prepaid expenses and other current assets	4,116,860	1,063,627
TOTAL CURRENT ASSETS	110,035,893	106,781,535

Long term prepaid expenses	357,390	-
Property, plant and equipment, net	12,753,915	12,859,863
TOTAL ASSETS	$123,147,198	$119,641,398

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$566,171	$640,795
Loan from a third party	385,694	469,591
Income tax payable	658,931	-
Accrued expenses and other current liabilities	626,611	3,992,905
Convertible promissory notes payable	-	1,239,126
TOTAL CURRENT LIABILITIES	2,237,407	6,342,417

Common stock purchase warrants liability	370,550	378,371
TOTAL LIABILITIES	$2,607,957	$6,720,788

COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 15,000,000 shares authorized, 11,931,534 and 9,732,948 issued and outstanding as of March 31, 2024 and December 31, 2023, respectively*	$11,932	$9,733
Additional paid in capital*	52,501,680	43,514,125
Statutory reserve	7,195,092	7,195,092
Retained earnings	70,035,962	69,477,092
Accumulated other comprehensive loss	(9,205,425)	(7,275,432)
TOTAL STOCKHOLDERS’ EQUITY	120,539,241	112,920,610
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$123,147,198	$119,641,398

*	Retrospectively restated for effect of reverse stock split (1-for-20), see Note 9 (2)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WETOUCH TECHNOLOGY INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023

REVENUES	$14,877,259	$13,433,461
Cost of revenues	(11,539,301)	(7,394,661)
GROSS PROFIT	3,337,958	6,038,800

OPERATING EXPENSES
Selling expenses	(459,792)	(50,705)
General and administrative expenses	(530,524)	(1,666,756)
Research and development expenses	(42,738)	(20,885)
Total operating expenses	(1,033,054)	(1,738,346)

INCOME FROM OPERATIONS	2,304,904	4,300,454

OTHER INCOME (EXPENSES)

Interest income	31,347	29,195
Interest expense	(1,169,974)	(33,399)
Other income	46,620	-
Gain (loss) on changes in fair value of common stock purchase warrants liability	7,821	(97,602)
TOTAL OTHER EXPENSES	(1,084,186)	(101,806)

INCOME BEFORE INCOME TAX EXPENSE	1,220,718	4,198,648

INCOME TAX EXPENSE	(661,848)	(1,405,399)

NET INCOME	$558,870	$2,793,249

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustment	(1,929,993)	(680,976)
COMPREHENSIVE (LOSS) INCOME	$(1,371,123)	$2,112,273

EARNINGS PER COMMON SHARE
Basic	$0.04	$0.35
Diluted	$0.04	$0.35

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING*
Basic	13,342,294	7,991,359
Diluted	13,392,999	8,102,988

*	Retrospectively restated for effect of reverse stock split (1-for-20), see Note 9 (2)

The accompanying notes are an integral part of these consolidated financial statements.

WETOUCH TECHNOLOGY INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common stock at Par value $0.001		Additional paid-in	Statutory	Retained	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	reserve	Earnings	loss	equity

Balance as of December 31 2022	1,680,248	$1,680	$3,402,178	$6,040,961	$62,366,892	$(2,977,524)	$68,834,187

Shares issued to private placement	8,000,000	8,000	39,992,000	-	-	-	40,000,000
Net income	-	-	-	-	2,793,249	-	2,793,249
Foreign currency translation adjustment	-	-	-	-	-	(680,976)	(680,976)

Balance as of March 31, 2023	9,680,248	$9,680	$43,394,178	$6,040,961	$65,160,141	$(3,658,500)	$110,946,460

	Common stock at Par value $0.001		Additional paid-in	Statutory	Retained	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	reserve	Earnings	loss	equity

Balance as of December 31 2023*	9,732,948	$9,733	$43,514,125	$7,195,092	$69,477,092	$(7,275,432)	$112,920,610

Issuance of common stock from the 2024 Public Offering, net of issuance costs	2,160,000	2,160	8,987,594	-	-	-	8,989,754
Exercise of warrants issued in conjunction with legal/consultant services in 2020 and 2021	35,861	36	(36)	-	-	-	-

Exercise of warrants issued to third parties in conjunction with debt issuance in 2021	2,725	3	(3)	-	-	-	-
Net income	-	-	-	-	558,870	-	558,870
Foreign currency translation adjustment	-	-	-	-	-	(1,929,993)	(1,929,993)

Balance as of March 31, 2024	11,931,534	$11,932	$52,501,680	$7,195,092	$70,035,962	$(9,205,425)	$120,539,241

*	Retrospectively restated for effect of reverse stock split (1-for-20), see Note 9 (2)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WETOUCH TECHNOLOGY INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023

Cash flows from operating activities
Net income	$558,870	$2,793,249
Adjustments to reconcile net income to cash (used in) provided by operating activities
Depreciation	2,316	2,433
Amortization of discounts and issuance cost of the notes	5,715	6,941
Gain (loss) on changes in fair value of common stock purchase warrants liability	(7,821)	97,602

Changes in operating assets and liabilities:
Accounts receivable	(3,622,872)	(4,004,967)
Amounts due from related parties	-	(1,076)
Inventories	32,939	254,727
Prepaid expenses and other current assets	(3,429,690)	307,380
Accounts payable	(64,222)	702,052
Amounts due to related parties	-	(1,344)
Income tax payable	661,848	1,383,069
Accrued expenses and other current liabilities	(3,354,627)	1,176,473
Net cash (used in) provided by operating activities	(9,217,544)	2,716,539

Cash flows from investing activities

Purchase of property, plant and equipment	(111,289)	-
Net cash used in investing activities	(111,289)	-

Cash flows from financing activities
Proceeds from issuance of common stock, net of issue costs	8,989,754	-
Proceeds from stock issuance of private placement	-	40,000,000
Repayment of interest-free advances to a third party	(82,864)	-
Proceeds from interest-free advances from a third party	-	86,735
Repayments of convertible promissory notes payable	(1,400,750)	(35,000)
Net cash provided by financing activities	7,506,140	40,051,735

Effect of changes of foreign exchange rates on cash	(1,421,411)	(760,531)
Net (decrease) increase in cash	(3,244,104)	42,007,743
Cash, beginning of period	98,040,554	51,250,505
Cash, end of period	$94,796,450	$93,258,248
Supplemental disclosures of cash flow information
Income tax paid	$-	$22,330
Interest paid	$1,186,210	$-
Issue costs charged to additional paid-in capital	$1,810,246	$-
Exercise of warrant shares	$38,586	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

WETOUCH TECHNOLOGY INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

BVI Wetouch is a holding company whose only asset, held through a subsidiary, is 100% of the registered capital of Sichuan Wetouch Technology Co., Ltd. (“Sichuan Wetouch”), a limited liability company organized under the laws of the People’s Republic of China (“China” or the “PRC”). Sichuan Wetouch is primarily engaged in the business of research and development, manufacture, and distribution of touchscreen displays to customers both in the PRC and overseas. The touchscreen products, which are manufactured by the Company, are primarily for use financial terminals, automotive, Point of Sales, gaming, lottery, medical, Human-Machine Interface (HMI), and other specialized industries.

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

In June 2021, Hong Kong Wetouch completed its dissolution process pursuant to the minutes of its special stockholder meeting.

Sichuan Wetouch was formed on May 6, 2011 in the PRC and became a Wholly Foreign-Owned Enterprise (“WFOE”) in PRC on February 23, 2017. On July 19, 2016, Sichuan Wetouch was 100% held by HK Wetouch.

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

As a result of the above restructuring, HK Wetouch became the sole stockholder of Sichuan Vtouch.

The following diagram illustrates the Company’s current corporate structure:

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted by rules and regulations of the United States Securities and Exchange Commission (the “SEC”). The condensed consolidated balance sheet as of December 31, 2023 was derived from the audited consolidated financial statements of Wetouch. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated balance sheet of the Company as of December 31, 2023, and the related consolidated statements of comprehensive income, changes in equity and cash flows for the years then ended.

In the opinion of the management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of March 31, 2024, the results of operations and cash flows for the three-month periods ended March 31, 2024 and 2023 have been made. However, the results of operations included in such financial statements may not necessarily be indicative of annual results.

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

Upon the deconsolidation, the Company was no longer entitled to the assets and also legally released from the liabilities previously held by the deconsolidated Sichuan Wetouch, derived nil gain or loss from the deconsolidation in the condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2023. The disposal of Sichuan Wetouch did not represent a strategic shift and did not have a major effect on the Company’s operation. There was no cash outflow for the disposal for the three months ended March 31, 2023.

(b) Uses of Estimates

In preparing the consolidated financial statements in conformity with US GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on information as of the date of the consolidated financial statements. Significant estimates required to be made by management include, but are not limited to, the allowance for estimated uncollectible receivables, fair values of financial instruments, inventory valuations, useful lives of property, plant and equipment, the recoverability of long-lived assets, provision necessary for contingent liabilities, revenue recognition and realization of deferred tax assets. Actual results could differ from those estimates.

(c) Significant Accounting Policies

For a detailed discussion about Wetouch’s significant accounting policies, refer to Note 2 — “Summary of Significant Accounting Policies,” in Wetouch’s consolidated financial statements included in Company’s 2023 audited consolidated financial statements. Other than the revised accounting policy on property, plant and equipment, net, as below, during the three-month periods ended March 31, 2024, there were no significant changes made to Wetouch significant accounting policies.

Property, plant and equipment, net

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the following estimated useful lives:

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

Construction in progress, funded by Company’s working capital, represents manufacturing facilities and office building under construction, is stated at cost and transferred to property, plant and equipment when it is substantially ready for its intended use. No depreciation is recorded for construction in progress. The management estimate that construction in progress will be completed by the end of first quarter of 2025 and will transfer construction in progress to property, plant and equipment to start depreciation.

NOTE 3 — ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	March 31, 2024	December 31, 2023
Accounts receivable	$10,937,840	$7,455,252

The Company’s accounts receivable primarily includes balance due from customers when the Company’s products are sold and delivered to customers.

NOTE 4 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	March 31, 2024	December 31, 2023
Advance to suppliers	$329,269	$334,852
VAT input	87,493	-
Issue cost related to convertible promissory notes	-	64,802
Prepayment for land use right (i)	543,638	537,998
Security deposit (ii)	54,430	53,865
Prepaid consulting service fees (iii)	2,138,482	-
Prepaid market research fees (iv)	955,000	-
Others receivable (v)	5,750	72,110
Prepaid expenses and other current assets	$4,116,860	$1,063,627

(i)	On July 23, 2021, Sichuan Vtouch entered into a contract with Chengdu Wenjiang District Planning and Natural Resources Bureau for the purchase of a land use right of a parcel of land of 131,010 square feet for a consideration of RMB3,925,233 (equivalent to $543,638) for the Company’s new facility. The Company paid the consideration in full by November 18, 2021. Upon issuance of a certificate of land use right by the local government, which is estimated to be obtained by the fourth quarter of 2024, the Company will reclassify this prepayment to intangible assets accordingly.

(ii)	On July 28, 2021, Sichuan Vtouch made a security deposit of RMB393,000 (equivalent to $54,430) to Chengdu Cross-Strait Science and Technology Industry Development Park Management Committee to obtain a construction license for its new facility. This deposit will be refunded upon the issuance of the construction license by the end of 2024.

(iii)

In May, 2023, the Company entered into two third-party consulting service agreements for a fee of $1.35 million and $3.1 million, respectively, for the three-year of investment consulting services. The total fee would be amortized over the three-year service and reclassified to stock issuance costs accordingly.  As of March 31, 2024,  $2,138,482 was recognized as prepaid consulting service fees within one year and $357,390 as long term prepaid expenses

(iv)	On February 29, 2024, the Company advanced market research fees $70,000 and $855,000, respectively, to two unrelated individuals, Mr. Chien Hui Chueh and Mr. Cheung Ming Lin, in relation to the Company’s market research service overseas. The two individuals signed borrowing contracts of $70,000 and $855,000 dated February 29, 2024, respectively, to the Company, with a principal amount of $70,000 and $855,000 to evidence the advance, bearing 3.45% interest per annum, and payable on February 28, 2025.

(v)	Other receivables are mainly employee advances, and prepaid expenses.

NOTE 5 — PROPERTY, PLANT AND EQUIPMENT, NET

	March 31, 2024	December 31, 2023
Buildings	$11,928	$12,130
Machinery and equipment	3,878	3,944
Vehicles	40,553	41,241
Construction in progress	12,722,820	12,825,896
Subtotal	12,779,179	12,883,211
Less: accumulated depreciation	(25,264)	(23,348)
Property, plant and equipment, net	$12,753,915	$12,859,863

Depreciation expense was $2,316 and $2,433 for the three-month period ended March 31, 2024 and 2023, respectively.

Pursuant to local PRC government guidelines on local environment issues and the national overall plan, Sichuan Wetouch, was under the government directed relocation order to relocate no later than December 31, 2021 and received compensation accordingly. On March 18, 2021, pursuant to the agreement with the local government and an appraisal report issued by a mutual agreed appraiser, Sichuan Wetouch received a compensation of RMB115.2 million ($16.0 million) (the “Compensation Funds”) for the withdrawal of the right to use of state-owned land (the “property”) and the demolition of all buildings, facilities, equipment and all other appurtenances on the land.

On March 16, 2021, in order to minimize interruption of the Company’s business, Sichuan Vtouch entered into a leasing agreement with Sichuan Renshou Shigao Tianfu Investment Co., Ltd. (later renamed as Meishan Huantian Industrial Co., Ltd.), a limited liability company owned by the local government, to lease the property, and all buildings, facilities and equipment thereon (the “Demised Properties) of Sichuan Wetouch, commencing from April 1, 2021 until December 31, 2021 at a monthly rent of RMB300,000 ($41,549). The lease was renewed on December 31, 2021 at a monthly rent of RMB 400,000 ($55,399) with a term from January 1, 2022 to October 31, 2024 for the use of the Demised Properties.

As of March 31, 2024, the Company had construction commitment of RMB5.0 million (equivalent to $0.7 million).

NOTE 6 — INCOME TAXES

Wetouch

Wetouch is subject to a tax rate of 21% per beginning 2018, and files a U.S. federal income tax return.

BVI Wetouch

Under the current laws of the British Virgin Islands, BVI Wetouch, a wholly owned subsidiary of Wetouch, is not subject to tax on its income or capital gains. In addition, no British Virgin Islands withholding tax will be imposed upon the payment of dividends by the Company to its stockholders.

Hong Kong

HK Wetouch is subject to profit taxes in Hong Kong at a progressive rate of 16.5%.

PRC

Sichuan Vtouch files income tax returns in the PRC. Effective from January 1, 2008, the PRC statutory income tax rate is 25% according to the Corporate Income Tax (“CIT”) Law which was passed by the National People’s Congress on March 16, 2007.

Sichuan Vtouch is subject to a 25% income tax rate.

The effective income tax rates for the three-month period ended March 31, 2024 and 2023 were 25.4% and 33.5%, respectively.

The estimated effective income tax rate for the year ending December 31, 2024 would be similar to actual effective tax rate of the three-month period ended March 31, 2024.

NOTE 7 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	March 31, 2024	December 31, 2023
Advance from customers (i)	$191,727	$182,277
Accrued payroll and employee benefits	82,874	84,280
Accrued interest expenses	-	240,805
Accrued private placement agent fees (ii)	-	1,200,000
Accrued consulting fees (iii)	-	1,370,972
Accrued litigation charges (iv)	-	45,828
Accrued professional fees	134,792	330,180
Accrued director fees	128,517	106,824
Other tax payables (v)	-	143,035
Others (vi)	88,701	288,704
Accrued expenses and other current liabilities	$626,611	$3,992,905

(i)	RMB2,587,825 (equivalent to $365,465) of the beginning balance of advance from customers was recognized as revenues for the year ended December 31, 2023.

(ii)	On March 18, 2023, the Company entered into a private placement consent agreement with a third-party investment bank firm on the agent fees of US$1.2 million, payable only on the completion of the private placement. The Company made the full payment in February, 2024.

(iii)	In May, 2023, the Company entered into two third-party consulting service agreements for a fee of $1.35 million and $3.1 million, respectively. The Company made the full payment in February 2024. Due to the service of three-year term, $316,378 was charged to additional paid-in capital as the closing cost of the 2024 Public Offering (as defined in Note 9), and the remaining was recognized as consulting service fee over the service period.

(iv)	During the year ended December 31, 2023, the Company accrued litigation compensation of RMB324,501 ($45,705) and court fee of RMB10,627 ($1,497). As of March 31, 2024, the Company made the full payment of RMB324,501 ($45,705) and reversed the court fee of RMB10,627 (1,497). For the details, please see NOTE 12 — COMMITMENTS AND CONTINGENCIES - Legal Proceedings - vii) and viii).

(v)	Other tax payable mainly represent value added tax payable.

(vi)	Others mainly represent accrued employee reimbursement payable and other accrued miscellaneous operating expenses.

NOTE 8 — CONVERTIBLE PROMISSORY NOTES PAYABLE

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

From August 29 to September 9, 2023, the lenders of the outstanding Notes and the Company entered into an amendment to the Notes (“Amendment to Promissory Note”) that upon the listing of the Company’s common stock on the Nasdaq Capital Market (the “Uplist”), the Company shall within three (3) business days after the Uplist,   pay to the Holders amounts equal to 105% of the total outstanding balance of the Convertible Debenture.

During the year ended December 31, 2023, principal and default charges totaling $1,200,000 were converted into 25,000 shares of common stock of the Company.

During the year ended December 31, 2023, principal, accrued and unpaid interest and default charges totaling $1,038,426 were converted into 69,228 shares of common stock of the Company. Two notes were fully converted

On February 23, 2024, immediately upon the closing of the public offering (the “2024 Public Offering”), the Company made a full payment of $2,586,960 under the remaining five outstanding promissory notes, including the principal of $1,400,750 and the related accrued interests and default charges of $1,186,210.

During the three-month period ended March 31, 2024 and 2023, amortization of discounts and issuance cost of the notes were US$5,715 and $6,941, respectively.

For the three-month period ended March 31, 2024 and 2023, the Company recognized interest expenses of the Notes in the amount of US$1,169,974 and US$33,399, respectively.

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

During the three months ended March 31, 2024, one lender exercised the Note Warrants cashlessly for 2,725 shares of common stock.

The fair values of these warrants as of March 31, 2024 were calculated using the Black-Scholes option-pricing model with the following assumptions:

					March 31, 2024
	Volatility (%)	Expected dividends yield (%)	Weighted average expected life (year)	Risk-free interest rate (%) (per annum)	Common stock purchase warrants liability as of December 31, 2023 (US$)	Changes of fair value of common stock purchase warrants liability (+ (loss)/(- (gain) (US$)	Common stock purchase warrants liability as of March 31, 2024 (US$)
Convertible Note - Talos Victory (Note 9 (a))	567.0%	0.0%	0.6	5.03%	43,113	(1,251)	41,862
Convertible Note - First Fire (Note 9 (a))	567.0%	0.0%	0.6	5.03%	98,375	(2,162)	96,213
Convertible Note - LGH Note 9 (a))	567.0%	0.0%	0.6	5.03%	98,517	(1,938)	96,579
Convertible Note - Fourth Man (Note 9 (ab))	567.0%	0.0%	0.7	5.03%	41,639	(765)	40,874
Convertible Note - Jeffery Street Note 9 (a))	567.0%	0.0%	0.7	5.03%	26,264	(463)	25,801
Convertible Note - Blue Lake Note 9 (a))	567.0%	0.0%	0.7	5.03%	70,463	(1,242)	69,221
Total				Total	378,371	(7,821)	370,550

(c) Registration Rights Agreements

Pursuant to the terms of the Registration Rights Agreements between the Company and lenders of the Notes, the Company agreed to file a registration statement with the Securities and Exchange Commission to register the shares of common stock underlying the Notes and the shares issuable upon exercise of the Note Warrants within sixty days from the date of each Registration Rights Agreement. The Company also granted the lenders piggyback registration rights on such securities pursuant to the Purchase Agreements.

NOTE 9 — STOCKHOLDERS’ EQUITY

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

During the year ended December 31, 2023, the Company issued 22,338 shares of common stock to two third parties upon exercise of warrants (see Note 9(b)).

On February 20, 2024, the Company issued 2,160,000 shares of common stock at a public offering price of $5.00 per share. The Company’s common stock began trading on the Nasdaq Capital Market under the ticker symbol “WETH” on February 21, 2024.

As of March 31, 2024, there were 11,931,534 shares of common stock issued and outstanding.

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

On July 16, 2023, the Company’s board of directors approved the reverse stock split of the Company’s common stock at a ratio of 1-for-20. On July 16, 2023, the Company filed a certificate of change (with an effective date of July 16, 2023) with the Nevada Secretary of State pursuant to Section 78.209 of the Nevada Revised Statutes to effectuate a 1-for-20 reverse stock split of its common stock. On September 11, 2023, the reverse stock split was approved by the Financial Industry Regulatory Authority and took effect on September 12, 2023. All share information included in this report has been adjusted as if the reverse stock split occurred as of the earliest period presented.

3) Closing of the 2024 Public Offering

On February 23, 2024, the Company closed its offering of 2,160,000 shares of common stock at a public offering price of $5.00 per share, for aggregate gross proceeds of $10.8 million before deducting underwriting discounts, and other offering expenses.

The Company complies with the requirements of FASB ASC Topic 340-10-S99-1, “Other Assets and Deferred Costs – SEC Materials” (“ASC 340-10-S99”) and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”, and charged issuance costs of $1,810,246 to additional paid-in capital during the three months ended March 31, 2024.

NOTE 10 — SHARE BASED COMPENSATION

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

During the three months ended March 31, 2024, warrants for 35,861 shares of common stock related to above mentioned services were exercised. There were no warrants related to services remaining as of March 31, 2024.

As of March 31, 2024 and 2023, the Company recognized relevant share-based compensation expense of nil and nil for the vested shares, and nil and nil for the warrants, respectively.

NOTE 11 — RISKS AND UNCERTAINTIES

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

Concentrations - The Company sells its products primarily to customers in the PRC and to some extent, the overseas customers in European countries and East Asia such as South Korea and Taiwan. For the three-month period ended March 31, 2024 and 2023, five customers accounted for 22.4%, 20.4%, 14.6%, 13.4% and 11.1%, and five customers accounted for 22.3%, 15.7%, 15.0%, 14.2%, 12.2% and 10.8%, respectively, of the Company’s revenue.

The Company’s top ten customers aggregately accounted for an aggregate of 98.8% and 99.6% of the total revenue for the three-month period ended March 31, 2024 and 2023, respectively.

As of March 31, 2024, three customers accounted for 27.7%, 17.4%, and 16.8% of the total accounts receivable balance, respectively.

The Company purchases its raw materials through various suppliers. Raw material purchases from these suppliers which individually exceeded 10% of the Company’s total raw material purchases, accounted for an aggregate of approximately 42.4% (three suppliers) and 75.0% (five suppliers) for the three-month period ended March 31, 2024 and 2023, respectively.

NOTE 12 — COMMITMENTS AND CONTINGENCIES

Contingencies

The Company’s common stock began trading on the Nasdaq Capital Market under the ticker symbol “WETH” on February 21, 2024. The Company failed to timely complete the filing procedures with China Securities Regulatory Commission (“CSRC”) on overseas offering and transfer of listing pursuant to the regulations below:

1) Pursuant to Article 13 and Article 8 and Article 25 of CSRC Announcement (2023) No. 43 -Trial Measures for the Administration of Overseas Issuance and Listing of Securities for Domestic Enterprises” (the “Trial Measures”), which was effective on March 31, 2023 ( http://www.csrc.gov.cn/csrc/c101954/c7124478/content.shtml), when an issuer conducts an overseas offering or listing, it shall submit overseas issuance and listing application documents to CSRC within three working days of submitting its application documents for transfer and listing overseas; when a domestic enterprise transfers its listing overseas, it shall comply with the requirements of the overseas first public listing requirements for issuance and listing, and shall file with the CSRC within 3 working days, after its submitting application documents for transfer and listing overseas.

2) Article 27 of Trial Measures stipulates that if a domestic enterprise violates the provisions of Article 13 of these Measures and fails to perform the filing procedures, or violates the provisions of Articles 8 and 25 of these Measures for overseas issuance and listing, CSRC shall order it to make corrections and give a warning, and impose a fine of not less than RMB 1 million but not more than RMB 10 million.

As of the date of this Quarterly Report, the Company has not received any notice of penalty from the CSRC. Management will closely monitor any notice or action from the CSRC.

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

On June 22, 2017, Yunqing Su, a former stockholder, entered an Equity Investment Agreement with Sichuan Wetouch and Guangde Cai, agreed that Yunqing Su would invest RMB1 million (equivalent to $140,847) to purchase 370,370.37 original listed shares of the target company, Sichuan Wetouch, and provided for the exit mechanism in the agreement. However, the target company failed to be listed prior to December 31, 2017 as agreed. On June 22, 2017, Guangde Cai and Yunqing Su entered into a supplementary agreement, pursuant to which Guangde Cai shall repurchase all of Yunqing Su’s equity interest and pay the interest. Sichuan Wetouch repaid Yunqing Su the interest of RMB220,000 (equivalent to $30,986) and the principal of RMB128,000 (equivalent to $18,028) in November 2018. The repayment period set forth in the supplementary agreement expired, but Sichuan Wetouch and Guangde Cai failed to pay the principal and interest owed to Yunqing Su. Yunqing Su sued Sichuan Wetouch and Guangde Cai in the Renshou County People’s Court of Sichuan Province, and the case was filed on February 9, 2022.

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

On March 19, 2014, Chengdu Wetouch, a related party, obtained a two- and half-year loan of RMB15.0 million (equivalent to $2.1 million) from Chengdu Bank Co., Ltd. Gaoxin Branch (“Chengdu Bank Gaoxin Branch”) , with Chengdu Hi-tech Investment Group Co., Ltd. (“CDHT Investment”) acting as guarantor to pay off the loan principal and related interests, while Sichuan Wetouch and Hong Kong Wetouch as guarantors, were jointly and severally liable for such debts.

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

In July 2022 Mr. Liu entered into an equity transfer agreement with Mr. Guangde Cai and Sichuan Vtouch with the intention to subscribe the Company’s shares of 20,000 for RMB315,245 ($44,104). In April, 2023, Mr. Liu filed a lawsuit to Shenzhen Nanshan District People’s Court against Mr. Guangde Cai and Sichuan Vtouch requesting the refund of this equity transfer price and related fund interests totalling RMB324,501 ($45,705). Per the court decision of December 13, 2023, the defendants were ordered to make the payments by the end of 2023. The Company made the payment in full in January, 2024.

viii)	Legal case with Sichuan Yali Cement Manufacturing Co., Ltd. and Sichuan Chunqiu Development & Construction Group Co. Ltd. on a debt payable of RMB RMB1,656,480 (equivalent to $233,310) and related interest, legal fees and penalties.

On August 10, 2022, Sichuan Yali Cement Manufacturing Co., Ltd. (“Yali Co.”) and Sichuan Chunqiu Development & Construction Group Co. Ltd. (“Chunqiu Co.”) entered into construction materials contract for Sichuan Vtouch’s new facility. Under this contract, Sichuan Vtouch was listed as the joint responsibility party for the payment settlement between Yali Company and Chunqiu Company.

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

On August 22, 2023, Chunqiu Co. appealed to Chengdu Municipal Intermediate People’s Court against Yali Co. and Sichuan Vtouch requesting Sichuan Vtouch to be responsible for this debt payable. On October 30, 2023, the court ordered Chunqiu Co. to pay pack all the debts, and Sichuan Vtouch to bear the joint and several liability for the above debts of Chunqiu Co. including a court fee of RMB10,627 ($1,497) with Chunqiu liability. As of March 31, 2024, Chunqiu Co made this payment of court fee of RMB10,627 ($1,497) in full.

Capital Expenditure Commitment

As of March 31, 2024, the Company had construction commitment of RMB5.0 million (equivalent to $0.7 million).

NOTE 13 — REVENUES

The Company’s geographical revenue information is set forth below:

	For the Three Months Ended March 31,
	2024	2023
Sales in PRC	$9,374,473	$9,287,566
Sales in Overseas
-Republic of China (ROC, or Taiwan)	3,195,161	2,119,140
-South Korea	2,172,475	1,911,297
-Others	135,150	115,458
Sub-total	5,502,786	4,145,895
Total revenues	$14,877,259	$13,433,461

NOTE 14 — SUBSEQUENT EVENT

The Company’s common stock began trading on the Nasdaq Capital Market under the ticker symbol “WETH” on February 21, 2024. The Company failed to timely complete the filing procedures with China Securities Regulatory Commission (“CSRC”) on overseas offering and transfer of listing. As of the date of this Quarterly Report, the Company has not received any notice of penalty from the CSRC. Management will closely monitor any notice or action from CSRC. For details, please refer to NOTE 12 — COMMITMENTS AND CONTINGENCIES-Contingencies

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion should be read in conjunction with the Company’s consolidated financial statements and the notes presented herein. In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Actual results could differ significantly from those expressed, implied or anticipated in these forward-looking statements as a result of certain factors discussed herein and any other periodic reports filed and to be filed with the Securities and Exchange Commission. See “Cautionary Note Regarding Forward Looking Statement.”

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

Through our wholly-owned subsidiaries, BVI Wetouch, HK Wetouch, Sichuan Wetouch, and Sichuan Vtouch, we are engaged in the research, development, manufacturing, sales and servicing of medium to large sized projected capacitive touchscreens, which constitutes our source of revenues.  We are specialized in large-format touchscreens, which are developed and designed for a wide variety of markets and used in by the financial terminals, automotive, POS, gaming, lottery, medical, HMI, and other specialized industries. Our product portfolio comprises medium to large sized projected capacitive touchscreens ranging from 7.0 inch to 42 inch screens. In terms of the structures of touch panels, we offer (i) Glass-Glass (“GG”), primarily used in GPS/car entertainment panels in mid-size and luxury cars, industrial HMI, financial and banking terminals, POS and lottery machines; (ii) Glass-Film-Film (“GFF”), mostly used in high-end GPS and entertainment panels, industrial HMI, financial and banking terminals, lottery and gaming industry; (iii) Plastic-Glass (“PG”), typically adopted by touchscreens in GPS/entertainment panels motor vehicle GPS, smart home, robots and charging stations; and (iv) Glass-Film (“GF”), mostly used in industrial HMI.

On July 16, 2023, the Company’s board of directors approved a reverse stock split of the Company’s common stock at a ratio of 1-for-20. On July 16, 2023, the Company filed a certificate of change (with an effective date of July 16, 2023) with the Nevada Secretary of State pursuant to Nevada Revised Statutes 78.209 to effectuate a 1-for-20 reverse stock split of its outstanding common stock. On September 11, 2023, the Company received a notice from FINRA/OTC Corporate Actions the reverse split would take effect at the open of business on September 12, 2023, and the reverse stock that split took effect on that date. All share information included in this Quarterly Report has been reflected as if the reverse stock splits occurred as of the earliest period presented.

Construction of our new facility

We have been actively engaged in the construction of our new production facilities and office buildings in Chengdu Medicine City (Technology Park), Wenjiang District, Chengdu, Sichuan Province, Peoples’s Republic of China since the summer of 2023.

As of the date of this Quarterly Report, we estimate to finish the building construction by the end of 2024 and commence production in the third quarter of 2025,

During the three months ended March 31, 2024, the Company has planned to increase the scope of facility construction by adding a touch machine construction area, to be completed by the end of 2024.

Highlights for the three-month period ended March 31, 2024 include:

●	Revenues were $14.9 million, an increase of 11.2% from $13.4 million in the first quarter of 2023

●	Gross profit was $3.3 million, a decrease of 45.0% from $6.0 million in the first quarter of 2023

●	Gross profit margin was 22.4% as compared to 45.0% in the first quarter of 2023

●	Net income was $0.6 million, a decrease of 78.6% from $2.8 million in the first quarter of 2023

●	Total volume shipped was 681,370 units, an increase of 7.3% from 635,276 units in the first quarter of 2023

Results of Operations

The following table sets forth, for the periods indicated, statements of income data:

(in US Dollar millions, except percentage)	Three-Month Period Ended March 31,		Change
	2024	2023	%
Revenues	$14.9	$13.4	11.2%
Cost of revenues	(11.6)	(7.4)	(56.7)%
Gross profit	3.3	6.0	(45.0)%
Total operating expenses	(1.0)	(1.7)	(41.1)%
Operating income	2.3	4.3	(46.5)%
Total other expenses	(1.1)	(0.1)	(1,000.0)%
Interest expense	(1.2)	(0.0)	N/A
Income before income taxes	1.2	4.2	(71.4)%
Income tax expense	(0.6)	(1.4)	(57.1)%
Net income	$0.6	$2.8	(78.6)%

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Revenues

We generated revenue of $14.9 million for the three months ended March 31, 2024, an increase of $1.5 million, or 11.2%, compared to $13.4 million in the same period of last year. This was due to an increase of 7.3% in sales volume, an increase of 8.5% in the average selling price of our products, and partially offset by 5.1% negative impact from exchange rate due to depreciation of RMB against US dollars, compared with that of the same period of last year.

	For the Three-Month Ended March 31,
	2024		2023		Change	Change
	Amount	%	Amount	%	Amount	%
	(in US Dollar millions except percentage)
Revenue from sales to customers in Mainland China	$9.4	63.1%	$9.3	69.4%	$0.1	1.1%
Revenue from sales to customers overseas	5.5	36.9%	4.1	30.6%	1.4	34.1%
Total Revenues	$14.9	100%	$13.4	100%	$1.5	11.2%

	For the Three-Month Ended March 31,
	2024		2023		Change	Change
	Unit	%	Unit	%	Unit	%
	(in UNIT, except percentage)
Units sold to customers in Mainland China	432,050	63.4%	414.518	65.3%	17,532	4.2%
Units sold to customers overseas	249,320	36.6%	220,758	34.7%	28,562	12.9%
Total Units Sold	681,370	100%	635,276	100%	46,094	7.3%

(i) PRC Domestic Market

For the three months ended March 31, 2024, revenue from the PRC domestic market increased by $0.1 million, or 1.1%, as a combined result of: (i) an increase of 4.2% in sales volume and (ii) an increase of 4.1% in the average RMB selling price of our products, and partially offset by 5.1% negative impact from exchange rate due to depreciation of RMB against US dollars, compared with that of the same period of last year.

As for the RMB selling price, the increase of 4.2% was mainly due to the increased sales of new models of higher-end products such as medical touchscreens and industrial control computer touchscreens with higher selling prices in the PRC domestic market during the three-month period ended March 31, 2024.

Due to our proactive efforts to market new models and efforts to obtain new customers and penetrate into new regions, our sales increased by 16.9% in Southwest China, and 11.0% in South China, partially offset by a decrease of 1.2% in East China during the three months ended March 31, 2024.

(ii) Overseas Market

For the three-month period ended March 31, 2024, revenues from the overseas market were $5.5 million as compared to $4.1 million of the same period of 2023, representing an increase by $1.4 million, or 34.1%, mainly due to an increase of 12.9% in sales volume due to increased sales in industrial control computer touchscreens, automotive touchscreens and gaming touchscreens, and an increase of 18.1% in average selling price in RMB in these touchscreen products.

The following table summarizes the breakdown of revenues by categories in US dollars:

	Revenues For the Three-Month Ended March 31,
	2024		2023		Change	Change
	Amount	%	Amount	%	Amount	Margin%
	(in US Dollars, except percentage)
Product categories by end applications
Automotive Touchscreens	$4,185,270	28.1%	$3,234,836	24.1%	$950,434	29.4%
Industrial Control Computer Touchscreens	2,847,660	19.2%	2,672,250	19.9%	175,410	6.6%
POS Touchscreens	2,114,099	14.2%	2,066,774	15.4%	47,325	2.3%
Gaming Touchscreens	2,172,475	14.6%	1,911,297	14.2%	261,178	13.7%
Medical Touchscreens	2,414,961	16.2%	2,094,242	15.6%	320,719	15.3%
Multi-Functional Printer Touchscreens	1,142,794	7.7%	1,454,062	10.8%	(311,268)	(21.4)%
Total Revenues	$14,877,259	100.0%	$13,433,461	100.0%	$1,443,798	11.2%

*	Others include applications in self-service kiosks, ticket vending machines and financial terminals.

The Company continued to shift production mix from traditional lower-end products to high-end products such as automotive touchscreens, medical touchscreens, gaming touchscreens, and industrial control computer touchscreens, primarily due to (i) greater growth potential of computer screen models in China and overseas market, and (ii) the stronger demand on higher-end touch screens made with better materials and better quality.

Gross Profit and Gross Profit Margin

	Three-Month Period Ended March 31,		Change
(in millions, except percentage)	2024	2023	Amount	%
Gross Profit	$3.3	$6.0	$(2.7)	(45.0)%
Gross Profit Margin	22.4%	45.0%		(22.6)%

Gross profit was $3.3 million in the first quarter ended March 31, 2024, compared to $6.0 million in the same period of 2023. Our gross profit margin decreased to 22.4% for the first quarter ended March 31, 2024, as compared to 45.0% for the same period of 2023, primarily due to the increase of cost of goods sold by 56.7% resulting from the increase of costs of raw materials. Our cost of raw materials was increased by 66.9% due to (i) export controls imposed by U.S. Department of Commerce on advanced computing and semiconductor manufacturing to the People’s Republic of China, and (ii) production under capacity of other raw materials during the first quarter of 2024 because of holiday season of Chinese Spring Festival.

The management has forecasted the procurement costs of the chip and other categories of raw material will come to stabilize due to supplier production becoming normalized after the second quarter of 2024.

Selling Expenses

	Three-Month Period Ended March 31,		Change
(in US dollars, except percentage)	2024	2023	Amount	%
Selling Expenses	$459,792	$50,705	$409,087	806.8%
as a percentage of revenues	3.4%	0.0%		3.4%

Selling expenses were $459,792 million for the three-month period ended March 31, 2024, compared to $50,705 in the same period in 2023, representing an increase of $0.5 million. The increase was primarily due to the increase of $0.3 million traveling expenses, $0.1 million logistic expenses to market our products and other miscellaneous selling expenses during the three months ended March 31,2024.

General and Administrative Expenses

	Three-Month Period Ended March 31,		Change
(in millions, except percentage)	2024	2023	Amount	%
General and Administrative Expenses	$0.5	$1.7	$(1.2)	(70.6)%
as a percentage of revenues	3.4%	12.7%		(9.3)%

General and administrative expenses were $0.5 million for the three-month period ended March 31, 2024, compared to $1.7 million in the same period in 2023, representing a decrease of $1.2 million, or 70.6%. The decrease was primarily due to full payment of an accrued $1.2 million private placement agent fees in connection with a private placement during the three months ended March 31, 2023. The Company made the full payment in February, 2024. (see Note 8 of the accompanying financial statements).

Research and Development Expenses

	Three-Month Period Ended March 31,		Change
(in US dollars, except percentage)	2024	2023	Amount	%
Research and Development Expenses	$42,738	$20,885	$21,853	104.6%
as a percentage of revenues	0.0%	0.0%		0.0%

Research and development expenses were $42,738 for three-month period ended March 31, 2024 compared to $20,885 in the same period in 2023, representing an increase of $21,853, which was due to an increase in material consumption.

Operating Income

Total operating income was $2.3 million for the three-month period ended March 31, 2024 as compared to $4.3 million of the same period of last year, primarily due to lower gross margin and higher selling expenses, partially offset by lower general and administrative expenses for the three-month period ended March 31, 2024.

Gain (loss) on Changes in Fair Value of Common Stock Purchase Warrants

	Three-Month Period Ended March 31,		Change
(in millions, except percentage)	2024	2023	Amount	%
Gain (loss) on changes in fair value of common stock purchase warrants	$0.0	$(0.1)	$0.1	(100,0)%
as a percentage of revenues	0.0%	0.7%		(0.7)%

Gain on changes in fair value of common stock purchase warrants for the three-month period ended March 31, 2024 was $7,821, compared to $97,602 of loss on changes in fair value of common stock purchase warrants in 2023.

(See Note 9 (b) of the accompanying financial statements).

Interest Expenses

	Three-Month Period Ended March 31,		Change
(in millions, except percentage)	2024	2023	Amount	%
Interest Expenses	$1.2	$0.0	$1.2	N/A
as a percentage of revenues	8.1%	0.0%		8.1%

For the three-month period ended March 31, 2024 and 2023, the Company recognized interest expenses of convertible promissory notes in the amount of $1,169,974 (mainly the default interest charges of $1,145,995 upon the repayment of the notes payable) and $33,399, respectively. (See Note 9 (a) of the accompanying financial statements).

Income Taxes

	Three-Month Period Ended March 31,		Change
(in millions, except percentage)	2024	2023	Amount	%
Income before Income Taxes	$1.2	$4.2	$(3.0)	(71.4)%
Income Tax (Expense)	(0.6)	(1.4)	0.8	(57.1)%
Effective income tax rate	25.4%	33.5%		5.4%

The effective income tax rates for the three-month period ended March 31, 2024 and 2023 were 25.4% and 33.5%, respectively.

Net Income

As a result of the above factors, we had a net income of $0.6 million in the first quarter of 2024 compared to a net income of $2.8 million in the same quarter of 2023.

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

As of March 31, 2024, we had current assets of $110.0 million, consisting of $94.8 million in cash, $10.9 million in accounts receivable, $0.2 million in inventories, and $4.1 million in prepaid expenses and other current assets Our current liabilities as of March 31, 2024 were $2.2 million, which is comprised of $0.6 million in accounts payable, $0.4 million in loan from a third party, $0.6 million in income tax payable, $0.6 million in accrued expenses and other current liabilities.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities for the three-month periods ended March 31, 2024 and 2023:

	Three-Month Period Ended March 31,
(in US Dollar millions)	2024	2023
Net cash (used in) provided by operating activities	$(9.2)	$2.7
Net cash used in investing activities	(0.1)	-
Net cash provided by financing activities	7.5	40.0
Effect of foreign currency exchange rate changes on cash and cash equivalents	(1.4)	(0,7)
Net (decrease) increase in cash and cash equivalents	(3.2)	42.0
Cash and cash equivalents at the beginning of period	98.0	51.3
Cash and cash equivalents at the end of period	$94.8	$93.3

Operating Activities

Net cash used in operating activities was $9.2 million for the three months ended March 31, 2024 as compared to $2.7 million provided by operating activities for the same period of the last year, primarily due to (i) the decrease of $2.2 million net income for the three months ended March 31, 2024 as compared to the same period of 2023, (ii) the decrease of $0.1 million gain on changes of fair value of common stock purchase warrants for the three months ended March 31, 2024, (iii) the increase of $0.2 million in inventories, and $3.4 million in prepaid and other current assets, (iv) the decrease of $0.8 million in accounts payable, $0.7 million in income tax payable, and $4.5 million in accrued expenses and other current liabilities, partially offset by (v) the decrease of $0.4 million in accounts receivable for the three months ended March 31, 2024.

Investing Activities

Net cash used in investing activities for the three-month period ended March 31, 2024 was $0.1 million for the purchase of property, plant and equipment.

There was no cash flow in investing activities for the three-month period ended March 31, 2023.

Financing Activities

Net cash provided by financing activities for the three months ended March 21, 2024 was $7.5 million, including $9.0 million in net proceeds from the 2024 Public Offering, partially offset by $1.4 million repayment of convertible promissory notes, and $82,864 repayment of interest-free advances to a third party.

Net cash provided by financing activities for the three months ended March 31, 2023 was $40.0 million, including $40.0 million in proceeds from stock issuance in a private placement, and $86,735 in proceeds from interest-free advances from a third party, partially offset by the repayment of $35,000 convertible promissory note payable.

As of March 31, 2024, our cash and cash equivalents were $94.8 million, as compared to $98.0 million at December 31, 2023.

Days Sales Outstanding (“DSO”) has decreased to 56 days for the three-month period ended March 31, 2024 from 77 days for the year ended December 31, 2023.

The following table provides an analysis of the aging of accounts receivable as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31 2023
-Current	$4,561,092	$3,740,488
-1-3 months past due	5,925,002	2,635,045
-4-6 months past due	451,746	1,079,719
Total accounts receivable	$10,937,840	$7,455,252

The majority of the Company’s revenues and expenses were denominated in Renminbi (“RMB”), the currency of the People’s Republic of China. There is no assurance that exchange rates between the RMB and the U.S. Dollar will remain stable. Inflation has not had a material impact on the Company’s business.

Based on past performance and current expectations, we believe our cash and cash equivalents provided by operating activities and financing activities will satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our operations for at least the next 12 months.

Holding Company Structure

There have been no changes to the Company’s holding company structure during the three months ended March 31, 2024. For more details, refer to the Company’s holding company structure disclosures set forth in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Holding Company Structure” of the 2023 Form 10-K.

Cash and Other Assets Transfers between the Holding Company and Its Subsidiaries

Please see “ITEM 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations- Cash and Other Assets Transfers between the Holding Company and Its Subsidiaries” of the 2023 Form 10-K for more details.

Commitments and Contingencies

Contingencies

The Company’s common stock began trading on the Nasdaq Capital Market under the ticker symbol “WETH” on February 21, 2024. The Company failed to timely complete the filing procedures with China Securities Regulatory Commission (“CSRC”) on overseas initial public offering and transfer of listing as regulated below:

1) Per Article 13 and Article 8 and Article 25 of CSRC Announcement (2023) No. 43 -Trial Measures for the Administration of Overseas Issuance and Listing of Securities for Domestic Enterprises” (“Trial Measures” Announcement No. 43), which was implemented on March 31, 2023 ( http://www.csrc.gov.cn/csrc/c101954/c7124478/content.shtml), when an issuer conducts an overseas initial public offering or listing, it shall submit overseas issuance and listing application documents to CSRC within three working days; When a domestic enterprise transfers its listing overseas, it shall comply with the requirements of the overseas first public listing requirements for issuance and listing, and shall file with the CSRC within 3 working days, after its submitting application documents for transfer and listing overseas.

2) Article 27 of Trial Measures Announcement No. 43 stipulates that if a domestic enterprise violates the provisions of Article 13 of these Measures and fails to perform the filing procedures, or violates the provisions of Articles 8 and 25 of these Measures for overseas issuance and listing, CSRC shall order it to make corrections and give a warning, and impose a fine of not less than RMB 1 million but not more than RMB 10 million.

As of the date of this Quarterly Report, the Company has not received any notice of penalty from the CSRC. Management will closely monitor any notice or action from CSRC.

Capital Expenditure Commitment

As of March 31, 2024, the Company had construction commitment of RMB5.0 million (equivalent to $0.7 million).

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported. Note 2, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q and in the Notes to Consolidated Financial Statements in Part II, Item 8 of the 2023 Form 10-K describe the significant accounting policies and methods used in the preparation of the Company’s condensed consolidated financial statements. There have been no material changes to the Company’s critical accounting estimates since the 2023 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable for smaller reporting companies.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2024, as a result of the material weakness identified below.

In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP. Based on such analysis and notwithstanding the identified material weakness, management, including our Chief Executive Officer and Chief Financial Officer, believe the unaudited condensed consolidated financial statements included in this Quarterly Report fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Material Weakness

In connection with the audit of the financial year ended December 31, 2023, we identified certain control deficiencies in the design and operation of our internal controls over our financial reporting that constituted a material weakness in aggregation. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses related to internal control over financial reporting that was identified during the annual report of 2023 and still applied as of March 31, 2024 were:

●	Inadequate segregation of duties consistent with control objectives;

●	Lack of formal policies and procedures; and

●	Lack of risk assessment procedures on internal controls to detect financial reporting risks on a timely manner.

As a result, we were not able to achieve adequate segregation of duties and were not able to provide for adequate review of the financial statements.

Management’s Plan to Remediate the Material Weakness

Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions planned include:

●	engaged with a third-party financial consulting firm during the year to assist with the preparation of SEC reporting;

●	Identify gaps in our skills base and the expertise of our staff required to meet the financial reporting requirements of a public company;

●	Continue to develop policies and procedures on internal control over financial reporting and monitor the effectiveness of operations on existing controls and procedures;

●	Hire an assistant financial controller familiar with US GAAP and understand English.

During the first quarter of 2024, the management has not addressed the material weaknesses on internal control and will continue to implement the above improvement plans to ensure our financial reporting in compliance with US GAAP and SEC filing requirements.

The Company recognizes that the material weaknesses in its internal control over financial reporting will not be considered remediated until the remediated controls operate for a sufficient period of time and can be tested and concluded by management to be designed and operating effectively. Because the Company’s remediation efforts are ongoing, it cannot provide any assurance that these remediation efforts will be successful or that its internal control over financial reporting will be effective as a result of these efforts.

The Company will continue to evaluate and work to improve its internal control over financial reporting related to the identified material weaknesses, and management may determine to take additional measures to address control deficiencies or determine to modify the remediation plan described above. The Company will report the progress and status of the above remediation efforts to the Audit Committee on a periodic basis.

Changes in Internal Control over Financial Reporting

As described above, the Company is taking steps to remediate the material weakness noted above. Other than in connection with these remediation steps, there have been no changes in our internal control over financial reporting during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

Item 1. Legal Proceedings.

From time to time, we may be subject to other legal proceedings arising in the ordinary course of business. Regardless of the outcome of any existing or future litigation, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

The information required with respect to this item can be found under “Commitments and Contingencies” in Note 12 to our condensed consolidated financial statements included elsewhere in this Form 10-Q and is incorporated by reference into this Item 1.

Item 1A. Risk Factors.

Except for the additional risk factors set forth below, there have been no material changes to our Risk Factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on April 17, 2024.

We may incur material expenses or delays in financings or SEC filings due to the dismissal of BF Borgers and our stock price and access to the capital markets may be affected.

As a public company, we are required to file with the SEC financial statements that are audited or reviewed, as applicable, by an independent registered public accountant. Our access to the capital markets and our ability to make timely filings with the SEC will depend on having financial statements audited or reviewed again by a new independent registered public accounting firm. In addition, because the SEC found that BF Borgers CPA PC deliberately failed to conduct audits and quarterly reviews in accordance with applicable PCAOB standards and fraudulently issued audit reports, we will not be able to rely on BF Borgers (as defined herein) to provide other information or documents that would customarily be received by us or underwriters in connection with financings or other transactions, including consents and “comfort” letters. As a result, we may encounter delays, additional expense and other difficulties in future financings. Any resulting delay in accessing or inability to access the public capital markets could be disruptive to our operations and could affect the price and liquidity of our securities. Any negative news about the proceedings against BF Borgers may also adversely affect investor confidence in companies that were previous clients of BF Borgers. All of these factors could materially and adversely affect the market price of our common stock and our ability to access the capital markets.

You are unlikely to be able to exercise effective remedies or collect judgments against BF Borgers relating to their work as our independent registered public accounting firm.

BF Borgers served as our independent registered public accounting firm from 2020 to 2023. On May 3, 2024, the SEC entered an order instituting settled administrative and cease-and-desist proceedings against BF Borgers CPA PC (“Borgers”) and its sole audit partner, Benjamin F. Borgers CPA, permanently, barring Mr. Borgers and Borgers (collectively, “BF Borgers”) from appearing or practicing before the Commission as an accountant (the “Order”). As a result of the Order, BF Borgers may no longer serve as the Company’s independent registered public accounting firm, nor can BF Borgers issue any audit reports included in Commission filings or provide consents with respect to audit reports. In light of the Order, the Audit Committee of the Board of Directors of the Company (the “Audit Committee”) on May 9, 2024, unanimously approved to dismiss and dismissed BF Borgers as the Company’s independent registered public accounting firm and approved the engagement of Enrome LLP to serve as the Company’s new independent registered public accounting firm. The management has also decided to redo the annual audit for the year of 2023 by the end of 2024. We have no ability to ascertain whether BF Borgers will survive or that adequate assets will be available to satisfy any claims against it. As a result, you may not be able to exercise effective remedies or collection judgements against BF Borgers.

We may be subject to fines and penalties imposed  by the Chinese government for having failed to complete the filing obligations required by the Trial Administrative Measures.

On February 17, 2023, the China Securities Regulatory Commission (the “CSRC”) promulgated the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies (the “Trial Administrative Measures”), which took effect on March 31, 2023. Compared to the Draft Rules, the Trial Administrative Measures further clarified and emphasized several aspects, including: (i) comprehensive determination of the “indirect overseas offering and listing by Mainland China domestic companies” in compliance with the principle of “substance over form” and particularly, an issuer will be required to go through the filing procedures under the Trial Administrative Measures if the following criteria are met at the same time: a) 50% or more of the issuer’s operating revenue, total profit, total assets or net assets as documented in its audited consolidated financial statements for the most recent accounting year is accounted for by Mainland China domestic companies, and b) the main parts of the issuer’s business activities are conducted in Mainland China, or its main places of business are located in Mainland China, or the senior managers in charge of its business operation and management are mostly Chinese citizens or domiciled in Mainland China; (ii) exemptions from immediate filing requirements for issuers that a) have already been listed or registered but not yet listed in foreign securities markets, including U.S. markets, prior to the effective date of the Trial Administrative Measures, and b) are not required to re-perform the regulatory procedures with the relevant overseas regulatory authority or the overseas stock exchange, c) whose such overseas securities offering or listing shall be completed before September 30, 2023. However, such issuers shall carry out filing procedures as required if they conduct refinancing or are involved in other circumstances that require filing with the CSRC; (iii) a negative list of types of issuers banned from listing overseas, such as issuers under investigation for bribery and corruption; (iv) regulation of issuers in specific industries; (v) issuers’ compliance with national security measures and the personal data protection laws; and (vi) certain other matters such as: an issuer must file with the CSRC within three business days after it submits an application for initial public offering to competent overseas regulators; and subsequent reports shall be filed with the CSRC on material events, including change of control or voluntary or forced delisting of the issuer(s) who have completed overseas offerings and listings. Our PRC counsel advised that because our common stock currently trades in the U.S., we were not required to submit filings to the CSRC before the Offering was completed and the Offering was not conditioned on CSRC approval. Rather, within three days of the closing of the Offering, we are required to submit filings to the CSRC in accordance with the Trial Administrative Measures. According to the relevant provisions of the Trial Administrative Measures and its supporting guidelines, the Company was advised that it was required to fulfill the filing procedures with the CSRC within three days of the closing of the Offering. According to the Trial Administrative Measures, the Company has submitted the filing materials to the CSRC, but the materials were not complete due to lack of a commitment letter from the lead underwriter for the Offering, and the Company withdrew the filing from the CSRC.

On May 7, 2024, the CSRC issued the “Regulatory Rules Application Guidelines, Category 7 for Overseas Issuance and Listing: Regulatory Requirements for Domestic Enterprises Transferring from Overseas OTC Markets to Overseas Stock Exchanges for Overseas Issuance and Listing.” The CSRC stated that, according to Articles 1 and 2 of the Trial Administrative Measures, overseas issuance and listing refer to activities related to issuing and listing on overseas stock exchanges, and the listing of domestic enterprises on overseas OTC markets does not fall within the scope of filing requirements. Article 16 of the Trial Administrative Measures stipulates that “an issuer’s initial public offering or listing overseas shall be filed with the CSRC within three working days after the submission of the application documents for issuance and listing overseas”; domestic enterprises transferring to overseas stock exchanges for listing should file with the CSRC within three working days after submitting the application documents for transfer listing overseas, in accordance with the relevant requirements for the initial public offering and listing overseas. Additionally, according to the “Notice on Filing Management Arrangements for Domestic Enterprises’ Overseas Issuance and Listing,” Mainland China domestic enterprises that submitted transfer listing application documents overseas but have not been approved by overseas regulatory authorities or overseas stock exchanges by March 31, 2023, the effective date of the Trial Administrative Measures, should complete the filing procedures before the overseas listing transfer is completed.

The CSRC has determined that we have failed to comply with the filing obligations imposed by the Trial Administrative Measures. As of the date of this Quarterly Report, the Company has not received any notice of penalty from the CSRC. Management will closely monitor any notice or action from CSRC. We have engaged a PRC counsel, KYHTLAW, to complete the required filings with the CSRC and will submit the filing materials when ready. However, given that the Trial Administrative Measures were recently promulgated, there remain substantial uncertainties as to their interpretation, application, and enforcement and there is no guarantee that we can complete our filing obligations under the Trial Administrative Measures within a reasonable time. Furthermore, if the CSRC determines that there are misrepresentation, misleading statement or material omission in the materials we submit to the CSRC, the CSRC would have the right to order rectification, issue a warning and impose a fine on us of between RMB 1 million and RMB 10 million and issuing a warning to the parties responsible for such failure, misrepresentation or material omission and impose a fine on each of such individuals ranging from RMB 500,000 to RMB 5 million. Our operations may be negatively affected, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously reported in our Current Reports on Form 8-K, we did not undertake any unregistered sales of our equity securities during the quarter ended March 31, 2024.

During the quarter ended March 31, 2024, we did not repurchase any shares of our common stock.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

Exhibit Number	Description of Document

31.1*	Certification of The Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of The Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of The Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of The Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith

**	Furnished herewith

(1)	Filed as an exhibit to the Company’s registration statement on Form S-1, File No. 333-270726 and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of Securities Exchange Act of 1934, the registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

	By:	/s/ Zongyi Lian
Date: June 14, 2024		Zongyi Lian
Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ Yuhua Huang
Date: June 14, 2024		Yuhua Huang
Chief Financial Officer
(Principal Financial and Accounting Officer)