Form 10-Q
period 2024-06-30
Wetouch Technology Inc.
filed 2024-08-19
CIK 1826660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024

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

As of August 15, 2024, there were 11,931,534 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

WETOUCH TECHNOLOGY INC.

QUARTERLY REPORT ON FORM 10-Q

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be preceded by, or contain, words such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “predict,” “potential,” “might,” “could,” “would,” “should” or other words indicating future results, though not all forward-looking statements necessarily contain these identifying words. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, without limitation, statements about our future business operations and results, our strategy and competition. These statements represent our current expectations or beliefs concerning various future events and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations, including, but not limited to:

●	Our reliance on our top customers is significant. Failure to attract new customers or retain existing ones cost-effectively could materially and adversely impact our business, financial condition, and results of operations.

●	We hold a substantial amount of accounts receivable, which may become uncollectible.

●	Dismissing BF Borgers may cause significant expenses or delays in financings or SEC filings, affecting our stock price and market access.

●	You are unlikely to collect judgments or exercise remedies against BF Borgers for their work as our auditor.

●	We face fines and penalties from the Chinese government for not completing required filings .

●	Our capacity to uphold the quality and safety standards of our products.

●	Our ability to compete effectively within the touchscreen display industry.

●	Without substantial additional financing, our ability to execute our business plan will be compromised.

●	Failure to secure a new parcel for constructing our new buildings and facilities, as well as acquiring and installing new production lines on the new parcel, could materially and adversely affect our business, financial condition, and results of operations.

●	Revocation or unavailability of preferential tax treatments and government subsidies, or successful challenges to our tax liability calculation by PRC tax authorities, may necessitate payment of tax, interest, and penalties exceeding our tax provisions.

●	Significant interruptions in the operations of our third-party suppliers could potentially disrupt our operations.

●	Risks associated with fluctuations in the cost, availability, and quality of raw materials may adversely affect our results of operations.

●	We are reliant on key executives and highly qualified managers, and retention cannot be assured.

ii

●	Absence of long-term contracts with our suppliers allows them to reduce order quantities or terminate sales to us at any time.

●	Failure to adopt new technologies to evolving customer needs or emerging industry standards may materially and adversely affect our business.

●	Lack of business liability or disruption insurance exposes us to significant costs and business disruption.

●	Adverse regulatory developments in Mainland China may subject us to additional regulatory review, restrictions, disclosure requirements, and regulatory scrutiny by the SEC, increasing compliance costs and hindering future securities offerings.

●	Our common stock may be prohibited from trading in the U.S. under the Holding Foreign Companies Accountable Act if PCAOB inspection of our auditor is incomplete, leading to delisting or prohibition and potential decline in stock value.

●	Changes in China’s economic, political, or social conditions or government policies may adversely affect our business and operations.

●	Uncertainties regarding the PRC legal system, including enforcement and sudden changes in laws and regulations, could adversely affect us and limit legal protections.

●	Fluctuations in exchange rates could materially and adversely affect our results of operations and your investment value.

●	The other risks and uncertainties discussed under the section titled “Risk Factors” beginning on page 13 of this Quarterly Report and our other filings with the Securities and Exchange Commission.

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

iii

Item 1. Financial Statements

WETOUCH TECHNOLOGY INC. AND ITS SUBSIDIARIES

WETOUCH TECHNOLOGY INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$98,374,302	$98,040,554
Accounts receivable	10,826,787	7,455,252
Inventories	179,264	222,102
Prepaid expenses and other current assets	3,856,718	1,063,627
TOTAL CURRENT ASSETS	113,237,071	106,781,535

Property, plant and equipment, net	12,672,986	12,859,863
TOTAL ASSETS	$125,910,057	$119,641,398

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$917,153	$640,795
Due to a related party	263,956	-
Income tax payable	1,093,839	-
Accrued expenses and other current liabilities	839,781	4,462,496
Convertible promissory notes payable	-	1,239,126
TOTAL CURRENT LIABILITIES	3,114,729	6,342,417

Common stock purchase warrants liability	332,799	378,371
TOTAL LIABILITIES	$3,447,528	$6,720,788

COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 15,000,000 shares authorized, 11,931,534 and 9,732,948 issued and outstanding as of June 30, 2024 and December 31, 2023, respectively*	$11,932	$9,733
Additional paid in capital*	52,501,680	43,514,125
Statutory reserve	7,195,092	7,195,092
Retained earnings	72,737,656	69,477,092
Accumulated other comprehensive loss	(9,983,831)	(7,275,432)
TOTAL STOCKHOLDERS’ EQUITY	122,462,529	112,920,610
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$125,910,057	$119,641,398

*	Retrospectively restated for effect of reverse stock split (1-for-20), see Note 10 (2)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WETOUCH TECHNOLOGY INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
REVENUES	$12,234,575	$12,774,432	$27,111,834	$26,207,893
COST OF REVENUES	(7,373,757)	(6,521,015)	(18,913,058)	(13,915,676)
GROSS PROFIT	4,860,818	6,253,417	8,198,776	12,292,217

OPERATING EXPENSES
Selling expenses	(289,716)	(81,360)	(749,508)	(132,065)
General and administrative expenses	(802,663)	(56,907)	(1,333,016)	(1,723,663)
Research and development expenses	(43,211)	(20,384)	(85,949)	(41,269)
TOTAL OPERATING EXPENSES	(1,135,590)	(158,651)	(2,168,473)	(1,896,997)

INCOME FROM OPERATIONS	3,725,228	6,094,766	6,030,303	10,395,220

Interest income	38,046	30,034	69,393	59,229
Interest expense	-	(38,108)	(1,169,974)	(71,507)
Other income	-	-	46,449	-
Gain on changes in fair value of common stock purchase warrants liability	37,751	142,386	45,572	44,784
TOTAL OTHER INCOME (EXPENSES)	75,797	134,312	(1,008,560)	32,506

INCOME BEFORE INCOME TAX EXPENSE	3,801,025	6,229,078	5,021,743	10,427,726

INCOME TAX EXPENSE	(1,099,331)	(1,556,095)	(1,761,179)	(2,961,494)

NET INCOME	$2,701,694	$4,672,983	$3,260,564	$7,466,232

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	(778,406)	(6,204,951)	(2,708,399)	(6,885,927)
COMPREHENSIVE INCOME (LOSS)	$1,923,288	$(1,531,968)	$552,165	$580,305

EARNINGS PER COMMON SHARE*
Basic	$0.23	$0.48	$0.29	$0.84
Diluted	$0.23	$0.48	$0.29	$0.84
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING*
Basic	11,931,534	9,682,721	11,325,873	8,841,712
Diluted	11,982,239	9,779,349	11,376,578	9,034,969

*	Retrospectively restated for effect of reverse stock split (1-for-20), see Note 10 (2)

The accompanying notes are an integral part of these consolidated financial statements.

WETOUCH TECHNOLOGY INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common stock at Par value $0.001		Additional paid-in	Statutory	Retained	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	reserve	Earnings	loss	equity
Balance as of December 31 2022	1,680,248	$1,680	$3,402,178	$6,040,961	$62,366,892	$(2,977,524)	$68,834,187

Shares issued to private placement	8,000,000	8,000	39,992,000	-	-	-	40,000,000
Net income	-	-	-	-	2,793,249	-	2,793,249
Foreign currency translation adjustment	-	-	-	-	-	(680,976)	(680,976)
Balance as of March 31, 2023	9,680,248	$9,680	$43,394,178	$6,040,961	$65,160,141	$(3,658,500)	$110,946,460
Exercise of warrants issued to third parties in conjunction with debt issuance in 2021	15,000	15	(15)	-	-	-	-
Net income					4,672,983		4,672,983
Foreign currency translation adjustment	-	-	-	-	-	(6,204,951)	(6,204,951)
Balance as of June 30, 2023	9,695,248	$9,695	$43,394,163	$6,040,961	$69,833,124	$(9,863,451)	$109,414,492

	Common stock at Par value $0.001		Additional paid-in	Statutory	Retained	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	reserve	Earnings	loss	equity
Balance as of December 31 2023*	9,732,948	$9,733	$43,514,125	$7,195,092	$69,477,092	$(7,275,432)	$112,920,610

Issuance of common stock from the 2024 Public Offering, net of issuance costs	2,160,000	2,160	8,987,594	-	-	-	8,989,754
Exercise of warrants issued in conjunction with legal/consultant services in 2020 and 2021	35,861	36	(36)	-	-	-	-
Exercise of warrants issued to third parties in conjunction with debt issuance in 2021	2,725	3	(3)	-	-	-	-
Net income	-	-	-	-	558,870	-	558,870
Foreign currency translation adjustment	-	-	-	-	-	(1,929,993)	(1,929,993)
Balance as of March 31, 2024	11,931,534	$11,932	$52,501,680	$7,195,092	$70,035,962	$(9,205,425)	$120,539,241
Net income	-	-	-	-	2,701,694	-	2,701,694
Foreign currency translation adjustment	-	-	-	-	-	(778,406)	(778,406)
Balance as of June 30, 2024	11,931,534	$11,932	$52,501,680	$7,195,092	$72,737,656	$(9,983,831)	$122,462,529

*	Retrospectively restated for effect of reverse stock split (1-for-20), see Note 10 (2)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WETOUCH TECHNOLOGY INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net income	$3,260,564	$7,466,232
Adjustments to reconcile net income to cash (used in) provided by operating activities
Depreciation	4,798	4,805
Amortization of discounts and issuance cost of the notes	5,715	15,151
Gain on changes in fair value of common stock purchase warrants liability	(45,572)	(44,784)

Changes in operating assets and liabilities:
Accounts receivable	(3,568,822)	(5,597,334)
Amounts due from related parties	-	(1,158)
Inventories	36,878	239,546
Prepaid expenses and other current assets	(2,817,799)	339,335
Accounts payable	293,217	1,102,812
Amounts due to related parties	-	2,164
Income tax payable	1,101,760	1,551,492
Accrued expenses and other current liabilities	(3,606,647)	1,680,447
Net cash (used in) provided by operating activities	(5,335,907)	6,758,708

Cash flows from investing activity

Purchase of property, plant and equipment	(114,762)	-
Net cash used in investing activity	(114,762)	-

Cash flows from financing activities
Proceeds from issuance of common stock, net of issue costs	8,989,754	-
Proceeds from stock issuance of private placement	-	40,000,000
Proceeds from advances from a related party	263,956	-
Proceeds from advances from a third party	-	82,145
Repayments of convertible promissory notes payable	(1,400,750)	(35,000)
Net cash provided by financing activities	7,852,960	40,047,145

Effect of changes of foreign exchange rates on cash	(2,068,543)	(5,841,497)
Net increase in cash	333,748	40,964,356
Cash, beginning of period	98,040,554	51,250,505
Cash, end of period	$98,374,302	$92,214,861
Supplemental disclosures of cash flow information
Income tax paid	$659,419	$2,961,494
Interest paid	$1,186,210	$-
Issue costs charged to additional paid-in capital	$1,810,246	$-
Exercise of warrant shares	$38,586	$-

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

BVI Wetouch is a holding company whose only asset, held through a subsidiary, is 100% of the registered capital of Sichuan Wetouch Technology Co., Ltd. (“Sichuan Wetouch”), a limited liability company organized under the laws of the People’s Republic of China (“China” or the “PRC”). Sichuan Wetouch is primarily engaged in the business of research and development, manufacturing, and distribution of touchscreen displays to customers both in the PRC and overseas. The touchscreen products, which are manufactured by the Company, are primarily applied for use in financial terminals, automotive, Point of Sales, gaming, lottery, medical, Human-Machine Interface (HMI), and other specialized industries.

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

Sichuan Wetouch was formed on May 6, 2011 in the PRC and became a wholly foreign-owned enterprise (“WFOE”) in the PRC on February 23, 2017. On July 19, 2016, Sichuan Wetouch was 100% held by HK Wetouch.

On December 30, 2020, Sichuan Vtouch was incorporated in Chengdu, Sichuan, under the PRC laws.

In March 2021, pursuant to local PRC government guidelines on local environmental issues and the national plan, Sichuan Wetouch was subject to a government directed relocation order. Sichuan Vtouch took over the operating business of Sichuan Wetouch.

On March 30, 2023, an independent third party acquired all shares of Sichuan Wetouch for a nominal amount.

As a result of the above restructuring, HK Wetouch became the sole shareholder of Sichuan Vtouch.

The following diagram illustrates the Company’s current corporate structure:

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted by rules and regulations of the United States Securities and Exchange Commission (the “SEC”). The condensed consolidated balance sheet as of December 31, 2023 was derived from the audited consolidated financial statements of Wetouch. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated balance sheet of the Company as of December 31, 2023, and the related consolidated statements of income and comprehensive income (loss), changes in stockholders’ equity and cash flows for the years then ended.

In the opinion of the management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of June 30, 2024, the results of operations and cash flows for the six months ended June 30, 2024 and 2023 have been made. However, the results of operations included in such financial statements may not necessarily be indicative of annual results.

Deconsolidation of Sichuan Wetouch

On March 30, 2023, upon transferring Sichuan Wetouch to a third-party individual for a nominal value, the Company was no longer able to operate and exert control over Sichuan Wetouch whose operation has been taken over by Sichuan Vtouch since the first quarter of 2021. As a result, Sichuan Wetouch was deconsolidated accordingly since the disposal date.

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

(b) Uses of Estimates

In preparing the consolidated financial statements in conformity with US GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on information as of the date of the consolidated financial statements. Significant estimates required to be made by management include, but are not limited to, the allowance for estimated uncollectible receivables, fair values of financial instruments, inventory valuations, useful lives of property, plant and equipment, the recoverability of long-lived assets, provision necessary for contingent liabilities, and revenue recognition. Actual results could differ from those estimates.

(c) Significant Accounting Policies

For a detailed discussion about Wetouch’s significant accounting policies, refer to Note 2 — “Summary of Significant Accounting Policies,” in Wetouch’s consolidated financial statements included in Company’s 2023 audited consolidated financial statements. Other than the revised accounting policy on property, plant and equipment, net, as below, during the six months ended June 30, 2024, there were no significant changes made to Wetouch significant accounting policies.

Property, plant and equipment, net

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the following estimated useful lives:

Useful life
Buildings	20 years
Machinery and equipment	10 years
Vehicles	10 years

Expenditures for maintenance and repairs, which do not materially extend the useful lives of the assets, are charged to expense as incurred. Expenditures for major renewals and betterments which substantially extend the useful life of assets are capitalized. The cost and related accumulated depreciation of assets retired or sold are removed from the respective accounts, and any gain or loss is recognized in the consolidated statements of income and other comprehensive income (loss) as other income or expenses.

Construction in progress, funded by Company’s working capital, represents manufacturing facilities and office building under construction, is stated at cost and transferred to property, plant and equipment when it is substantially ready for its intended use. No depreciation is recorded for construction in progress. The management estimate that construction in progress for our new facilities  will be completed by the end of first quarter of 2025 and will transfer construction in progress to property, plant and equipment to start depreciation.

NOTE 3 — ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	June 30, 2024	December 31, 2023
Accounts receivable	$10,826,787	$7,455,252

The Company’s accounts receivable primarily includes balance due from customers when the Company’s products are sold and delivered to customers.

NOTE 4 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	June 30, 2024	December 31, 2023
Advance to suppliers	$327,144	$334,852
Issuance cost related to convertible promissory notes	-	64,802
Prepayment for land use right (i)	540,130	537,998
Security deposit (ii)	54,078	53,865
Prepaid consulting service fees (iii)	1,962,716	-
Prepaid market research fees (iv)	955,000	-
Others receivable (v)	17,650	72,110
Prepaid expenses and other current assets	$3,856,718	$1,063,627

(i)	On July 23, 2021, Sichuan Vtouch entered into a contract with Chengdu Wenjiang District Planning and Natural Resources Bureau for the purchase of a land use right of a parcel of land of 131,010 square feet for a consideration of RMB3,925,233 (equivalent to $540,130) for the Company’s new facility. The Company paid the consideration in full by November 18, 2021. Upon issuance of a certificate of land use right by the local government, which is estimated to be obtained by the fourth quarter of 2024, the Company will reclassify this prepayment to intangible assets accordingly.

(ii)	On July 28, 2021, Sichuan Vtouch made a security deposit of RMB393,000 (equivalent to $54,078) to Chengdu Cross-Strait Science and Technology Industry Development Park Management Committee to obtain a construction license for its new facility . This deposit will be refunded upon the issuance of the construction license by the end of 2024.

(iii)	In May 2023, the Company entered into two third-party consulting service agreements for a fee of $1.35 million and $3.1 million, respectively, for the three-year consulting services. The total fee would be amortized over the three-year services and reclassified to stock issuance costs accordingly. As of June 30, 2024, $1,962,716 was recognized as prepaid consulting service fees within one year.

(iv)	On February 29, 2024, the Company advanced market research fees $70,000 and $855,000, respectively, to two unrelated individuals, Mr. Chien Hui Chueh and Mr. Cheung Ming Lin, in relation to the Company’s market research service overseas. The two individuals signed borrowing contracts with a principal amount of $70,000 and $855,000, respectively, on February 29, 2024. Those contracts were issued to the Company to evidence the advances, bearing 3.45% interest per annum, and payable on February 28, 2025.

(v)	Other receivables are mainly employee advances, and prepaid expenses.

NOTE 5 — PROPERTY, PLANT AND EQUIPMENT, NET

	June 30, 2024	December 31, 2023
Buildings	$11,851	$12,130
Machinery and equipment	7,706	3,944
Vehicles	40,291	41,241
Construction in progress	12,640,712	12,825,896
Subtotal	12,700,560	12,883,211
Less: accumulated depreciation	(27,574)	(23,348)
Property, plant and equipment, net	$12,672,986	$12,859,863

Depreciation expense was $2,482 and $2,372 for the three months ended June 30, 2024 and 2023, respectively, and $4,798 and $4,805 for the six months ended June 30, 2024 and  2023, respectively.

Pursuant to local PRC government guidelines on local environment issues and the national overall plan, Sichuan Wetouch was subject to a government directed relocation order to relocate by no later than December 31, 2021 with corresponding compensation. On March 18, 2021, pursuant to the agreement with the local government and an appraisal report issued by a mutual agreed appraiser, Sichuan Wetouch received a compensation of RMB115.2 million ($15.9 million) (the “Compensation Funds”) for the withdrawal of the right to use of state-owned land (the “property”) and the demolition of all buildings, facilities, equipment and all other appurtenances on the land.

On March 16, 2021, in order to minimize interruption of the Company’s business, Sichuan Vtouch   entered into a leasing agreement with Sichuan Renshou Shigao Tianfu Investment Co., Ltd. (later renamed as Meishan Huantian Industrial Co., Ltd.), a limited liability company owned by the local government, to lease the property, and all buildings, facilities and equipment thereon (the “Demised Properties) of Sichuan Wetouch, commencing from April 1, 2021 until December 31, 2021 at a monthly rent of RMB300,000 ($41,281). The lease was renewed on December 31, 2021 and August 9, 2024, respectively, with a monthly rent of RMB 400,000 ($55,042), the term of which has been extended to October 31, 2025 for the use of the Demised Properties.

As of June 30, 2024, the Company had commitment of RMB5.0 million (equivalent to $0.7 million) for construction in progress.

NOTE 6 — RELATED PARTY TRANSACTIONS

Amounts due to a related party were as follows:

	Relationship	June 30, 2024	December 31, 2023	Note
Chengdu Wetouch Intelligent Optoelectronics Co., Ltd.	An affiliated of Ms. Jiaying Cai, director of the Company	$263,956	$-	Payable to affiliate for expenses paid on behalf of the Company
Total		$263,956	$-

Chengdu Wetouch Intelligent Optoelectronics Co., Ltd., was incorporated on December 30, 2020 in Chengdu, Sichuan Province under the laws of PRC, with Ms. Jiaying Cai, a director of the Company as its sole shareholder holding 100% of its equity interests.

NOTE 7 — INCOME TAXES

Wetouch

Wetouch is subject to a tax rate of 21% per year beginning 2018, and files a U.S. federal income tax return.

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

The effective income tax rates for the six months ended June 30, 2024 and 2023 were 25.4% and 28.4%, respectively.

The estimated effective income tax rate for the year ending December 31, 2024 would be similar to actual effective tax rate of the six months ended June 30, 2024.

NOTE 8 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2024	December 31, 2023
Advance from customers (i)	$190,489	$182,277
Accrued payroll and employee benefits	82,340	84,280
Accrued interest expenses	-	240,805
Accrued private placement agent fees (ii)	-	1,200,000
Accrued consulting fees (iii)	-	1,370,972
Accrued litigation charges (iv)	-	45,828
Accrued professional fees	91,540	330,180
Accrued director fees	86,731	106,824
Other payable	384,694	469,591
Other tax payables (v)	-	143,035
Others (vi)	2,987	288,704
Accrued expenses and other current liabilities	$839,781	$4,462,496

(i)	RMB2,587,825 (equivalent to $365,465) of the beginning balance of advance from customers was recognized as revenues for the year ended December 31, 2023.

(ii)	On March 18, 2023, the Company entered into a private placement consent agreement with a third-party investment bank firm on the agent fees of $1.2 million, payable only on the completion of the private placement. The Company made the full payment in February 2024.

(iii)	In May 2023, the Company entered into two third-party consulting service agreements for a fee of $1.35 million and $3.1 million, respectively. The Company made the full payment in February 2024. Due to the service of three-year term, $316,378 was charged to additional paid-in capital as the closing cost of the 2024 Public Offering (as defined in Note 9), and the remaining was recognized as consulting service fee over the service period.

(iv)	During the year ended December 31, 2023, the Company accrued litigation compensation of RMB324,501 ($45,705) and court fee of RMB10,627 ($1,497). As of June 30, 2024, the Company made the full payment of RMB324,501 ($45,705) and reversed the court fee of RMB10,627 (1,497). For the details, please see NOTE 13 — COMMITMENTS AND CONTINGENCIES - Legal Proceedings - vii) and viii).

(v)	Other tax payable mainly represent value added tax payable.

(vi)	Others mainly represent accrued employee reimbursement payable and other accrued miscellaneous operating expenses.

NOTE 9 — CONVERTIBLE PROMISSORY NOTES PAYABLE

a) Convertible promissory notes

In October, November, and December 2021, the Company, issued seven (7) convertible promissory notes  (the “Notes”) of an aggregate principal amount of  $2,250,000, due in one year with discounted issuance price at 90.0%.   The Notes bore interest at a rate of 8.0% per annum, payable in one year and matured on October 27, November 5, November 16, November 29, and December 2,2022, respectively. Net proceeds after debt issuance costs and debt discounts were approximately $1,793,000. Debt issuance costs in the amount of $162,000 are recorded as deferred charges and included in the other current assets on the consolidated balance sheet. The debt discount and debt issuance costs are amortized into interest expense using the effective interest method over the terms of the Notes.

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

From December 28, 2022 to April 6, 2023, the lenders of five outstanding Notes and the Company entered into an amendment to the Notes (“Amendment No. 1 to Promissory Note”) extending the term of the Notes for an additional 6 months.

From August 29 to September 9, 2023, the lenders of the outstanding Notes and the Company entered into an amendment to the Notes (“Amendment No. 2 to Promissory Note”) that upon the listing of the Company’s common stock on the Nasdaq Capital Market (the “Uplist”), the Company shall within three (3) business days after the Uplist, pay to the Holders amounts equal to 105% of the total outstanding balance of the Convertible Debenture.

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

During the six months ended June 30, 2024 and 2023, amortization of discounts and issuance cost of the notes were $5,715 and $15,151, respectively.

For the three months ended June 30, 2024 and 2023, the Company recognized interest expenses of the Notes in the amount of nil and $38,108, respectively.

For the six months ended June 30, 2024 and 2023, the Company recognized interest expenses of the Notes in the amount of $1,169,974 and $71,507, respectively.

b) Warrants

Accounting for Warrants

In connection with the issuance of the Notes, the Company also issued to the lenders seven (7) three-year warrants (the “Note Warrants”) to purchase an aggregate of 90,000 shares of the Company’s common stock (the “Warrant Shares”).

The Note Warrants issued to the lenders granted the holders the rights to purchase up to 10,000 shares of common stock of the Company at an exercise price of $25 per share. However, if the Company closes an Uplist Offering on or before the 180th calendar date after the issuance date of the Note Warrants, then the exercise price shall be 125% of the offering price of a share in the Uplist Offering. If the adjusted exercise price as a result of the Uplist Offering is less than $25 per share, then the number of shares for which the Warrants are exercisable shall be increased such that the total exercise price, after taking into account the decrease in the per share exercise price, shall be equal to the total exercise price prior to such adjustment.

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

During the six months ended June 30, 2024, one lender exercised the Note Warrants cashlessly for 2,725 shares of common stock.

The fair values of these warrants as of June 30, 2024 were calculated using the Black-Scholes option-pricing model with the following assumptions:

					June 30, 2024
	Volatility (%)	Expected dividends yield (%)	Weighted average expected life (year)	Risk-free interest rate (%) (per annum)	Common stock purchase warrants liability as of December 31, 2023 ($)	Changes of fair value of common stock purchase warrants liability (+ (loss)/(- (gain) ($)	Common stock purchase warrants liability as of June 30, 2024 ($)
Convertible Note - Talos Victory (Note 9 (a))	567.0%	0.0%	0.6	5.03%	$43,113	$(7,160)	$35,953
Convertible Note - First Fire (Note 9 (a))	567.0%	0.0%	0.6	5.03%	98,375	(12,551)	85,824
Convertible Note - LGH (Note 9 (a))	567.0%	0.0%	0.6	5.03%	98,517	(11,331)	87,186
Convertible Note - Fourth Man (Note 9 (a))	567.0%	0.0%	0.7	5.03%	41,639	(4,491)	37,148
Convertible Note - Jeffery Street (Note 9 (a))	567.0%	0.0%	0.7	5.03%	26,264	(2,726)	23,538
Convertible Note - Blue Lake (Note 9 (a))	567.0%	0.0%	0.7	5.03%	70,463	(7,313)	63,150
Total				Total	$378,371	$(45,572)	$332,799

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

NOTE 10 — STOCKHOLDERS’ EQUITY

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

As of June 30, 2024, there were 11,931,534 shares of common stock issued and outstanding.

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

The Company complies with the requirements of FASB ASC Topic 340-10-S99-1, “Other Assets and Deferred Costs – SEC Materials” (“ASC 340-10-S99”) and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”, and charged issuance costs of $1,810,246 to additional paid-in capital during the six months ended June 30, 2024.

NOTE 11 — SHARE BASED COMPENSATION

The Company applied ASC 718 and related interpretations in accounting for measuring the cost of share-based compensation over the period during which the consultants are required to provide services in exchange for the issued shares. The fair value of above award was estimated at the grant date using the Black-Scholes model for pricing the share compensation expenses.

On December 22, 2020, the board of directors of the Company authorized the issuance of an aggregate of 5,181 shares and warrants to purchase an aggregate of 10,518 shares of common stock to The Crone Law Group, P.C. or its designees for legal services that had been rendered. The five-year warrants are exercisable at one cent per share.

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

During the six months ended June 30, 2024, warrants for 35,861 shares of common stock related to above mentioned services were exercised. There were no warrants related to services remaining as of June 30, 2024.

As of June 30, 2024 and 2023, the Company recognized relevant share-based compensation expense of nil and nil for the vested shares, and nil and nil for the warrants, respectively.

NOTE 12 — RISKS AND UNCERTAINTIES

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

Concentrations - The Company sells its products primarily to customers in the PRC and to some extent, the overseas customers in European countries and East Asia, such as South Korea and Taiwan. For the three months ended June 30, 2024, five customers accounted for approximately 21.2%, 19.5%, 16.0%, 14.5% and 12.1%, respectively, of the Company’s total revenue. For the three months ended June 30, 2023, six customers accounted for approximately 23.2%, 17.6%, 14.8%, 13.6%, 10.2% and 10.2%, respectively, of the Company’s revenue.

For the six months ended June 30, 2024, five customers accounted for 21.9%, 20.0%, 15.2%, 13.9% and 11.6%, respectively, of the Company’s total revenue. For the six months ended June 30, 2023, six customers accounted for 22.7%, 16.3%, 15.2%, 13.9%, 11.2% and 10.3%, respectively, of the Company’s revenue.

The Company’s top ten customers aggregately accounted for 100.0% and 99.9% of the total revenue for the three months ended June 30, 2024 and 2023, and approximately 99.3% and 99.6% for the six months ended June 30, 2024 and 2023.

As of June 30, 2024, six customers accounted for approximately 30.1%, 18.4%, 11.1%, 11.0%, 10.7% and 10.6% of the total accounts receivable balance, respectively.

The Company purchases its raw materials through various suppliers. Raw material purchases from these suppliers which individually exceeded 10% of the Company’s total raw material purchases, accounted for an aggregate of approximately 27.1% (two suppliers) and 28.4% (two suppliers) for the three months ended June 30, 2024 and 2023, respectively, and approximately 33.8% (three suppliers) and 25.3% (two suppliers) for  the six months ended June 30, 2024 and 2023, respectively.

NOTE 13 — COMMITMENTS AND CONTINGENCIES

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

Legal Proceedings

From time to time, the Company and its subsidiaries are parties to various legal actions arising in the ordinary course of business. Although Hong Kong Wetouch, Sichuan Wetouch, the deconsolidated subsidiary of the Company (see Note 2-(a) - Deconsolidation of Sichuan Wetouch), Sichuan Vtouch and Mr. Guangde Cai, the former Chairman and director of the Company, were named as defendants in several litigation matters, as of the date of this Quarterly Report, some of which have been settled and Sichuan Wetouch, Hong Kong Wetouch and Mr. Guangde Cai were unconditionally and fully discharged and released therefrom. Below is a summary of the above-mentioned litigation.

i)	An equity dispute case with Yunqing Su with a disputed amount of RMB1,318,604 (equivalent to $185,721)

On June 22, 2017, Yunqing Su, a former shareholder of Sichuan Wetouch, entered an Equity Investment Agreement with Sichuan Wetouch and Guangde Cai, agreed that Yunqing Su would invest RMB1 million (equivalent to $140,847) to purchase 370,370.37 original proposed listed shares of the proposed listed company on Australian capital market, Sichuan Wetouch, and  provided for the exit mechanism in the agreement. However, the target company failed to be listed on Australian capital market prior to December 31, 2017 as agreed. On June 22, 2017, Guangde Cai and Yunqing Su entered into a supplementary agreement, pursuant to which Guangde Cai shall repurchase all of Yunqing Su’s equity interest and pay the interest. Sichuan Wetouch repaid Yunqing Su the interest of RMB220,000 (equivalent to $30,986) and the principal of RMB128,000 (equivalent to $18,028) in November 2018. However, upon the expiration of the supplementary agreement, Sichuan Wetouch and Guangde Cai failed to repay the remaining principal balance plus interest owed to Yunqing Su. Yunqing Su subsequently sued Sichuan Wetouch and Guangde Cai in the Renshou County People’s Court of Sichuan Province, and the case was filed on February 9, 2022.

On May 9, 2022, pursuant to a civil mediation statement issued by the Renshou County People’s Court of Sichuan Province, Sichuan Wetouch and Guangde Cai agreed to repay Yunqing Su the remaining principal balance plus interest in the total amount of RMB 1,318,604 (equivalent to $185,721). Sichuan Wetouch fully repaid the aforesaid amount on March 15, 2023.

ii)	Legal case with Chengdu SME Credit Guarantee Co., Ltd. on a court acceptance fee of RMB338,418 (equivalent to $47,665)

On July 5, 2013, Sichuan Wetouch obtained a one-year loan of RMB60.0 million (equivalent to $8.5 million) from Bank of Chengdu, at an annual interest rate of 8.61%. Chengdu SME Credit Guarantee Co., Ltd (“Chengdu SME”), a third party, provided a 70% guarantee and Bank of Chengdu retained 30% of the risk. Chengdu Wetouch, a related party company with 98% equity interests owned by Mr. Guangde Cai, the founder of the Company, and Mr. Guangde Cai provided joint and several liability guarantee for 100% of the loan.

On July 31, 2014, Sichuan Wetouch repaid RMB5.0 million (equivalent to $0.7 million). The remaining loan of RMB55.0 million (equivalent to $7.7 million) was extended twice due on August 22, 2018. Upon the loan becoming due, but unpaid by the Company, Chengdu SME repaid the outstanding balance of RMB55 million (equivalent to $7.7 million) to Bank of Chengdu. The Company subsequently repaid RMB55 million (equivalent to $7.7 million) to Chengdu SME; however, Chengdu SME filed two separate lawsuits against the Company to recover loan default penalties from the Company. The loan default penalties were (a) RMB5.8 million (equivalent to $0.8 million) related to the 30% of the remaining loan balance repaid by Chengdu SME and (b) RMB6.0 million (equivalent to $0.8 million) related to the 70% of the remaining loan balance repaid by Chengdu SME. During the year ended December 31, 2017, the Company recorded loan default penalties, and related liabilities, of $1.7 million.

Chengdu SME applied to the Chengdu High-tech Court for enforcement of the above-mentioned loan default penalties of RMB5.8 million (equivalent to $0.8 million) and RMB6.0 million (equivalent to $0.8 million) on December 30, 2018. On March 12, 2020, the Enforcement Settlement Agreement issued by the Chengdu High-tech Court confirmed that Sichuan Wetouch still owed RMB5.8 million (equivalent to $0.8 million) and RMB6.0 million (equivalent to $0.8 million), respectively, of the loan default penalties. The agreement did not specify which party shall pay the court fee.

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

On November 20, 2014, Lifan Financial Lease (Shanghai) Co., Ltd. (“Lifan Financial”) and Chengdu Wetouch entered into a Financial Lease Contract (Sale and Leaseback), which stipulated that Lifan Financial shall lease the equipment to Chengdu Wetouch after the purchase of the production equipment owned by Chengdu Wetouch at a purchase price lease principal of RMB20 million, with the rental interest rate of the leased equipment at 8% per year, for a lease term of 24 months. Upon the expiration of the lease term, Lifan Financial shall transfer the leased property to Chengdu Wetouch or a third party designated by Chengdu Wetouch at the price of RMB0 after Chengdu Wetouch has fully fulfilled its obligations, including, without limitation, the payment of the rent, liquidated damages (if any) and other contractual obligations. Guangde Cai, Sichuan Wetouch, Meishan Wetouch, an affiliated company of Mr. Guangde Cai and Xinjiang Wetouch Electronic Technology Co., Ltd. (“Xinjiang Wetouch”) provided Lifan Financial with joint and several liability guarantee.

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

The parties executed a settlement agreement on March 7, 2023, in which the parties confirmed that the outstanding payment of RMB 22,905,807 (equivalent to $3.2 million) has been fully paid on December 23, 2021 and the above cases have been settled. As for the court acceptance fees that were not previously agreed upon by the parties, Chengdu Wetouch agreed to pay the court acceptance fee of RMB 250,470 (equivalent to $35,278). Chengdu Wetouch paid the aforesaid fees to Lifan Financial on March 10, 2023.

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

Upon the expiration of the guarantee, Chengdu Wetouch still defaulted on repayment of the above pledge. As a result, CDHT Investment levied this collateral of RMB12.0 million. On November 21, 2019, subsequently, Sichuan Renshou and Renshou Tengyi filed with Chengdu Intermediate People’s Court a lawsuit demanding an asset recovery of RMB12.0 million (equivalent to $1.7 million) pursuant to the counter guarantee agreement.

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

In March 2022, Sichuan Vtouch purchase steel products from Chengdu Hongxin Shunda Trading Co., Ltd. (“Chengdu Hongxin”) for facility construction, but failed to settle the accounts payable on time. In July 2023, Chengdu Hongxin filed a lawsuit to a local district court against the Company and its new facility constructors (“the three defendants”) requesting the settlement of the remaining accounts payable and the corresponding fund interests, penalties and legal fees, totalling of RMB3,021,294 ($425,540). The court judged Sichuan Vtouch to pay and ordered the freezing of bank accounts of these three defendants. On September 25, 2023, the Company appealed to Chengdu Municipal Intermediate People’s Court, arguing the calculation of fund interests and penalties ordered by the lower court unfair and not in line with the law regulations. On March 26, 2024, the appellate court upheld the original judgment. In April 2024, Chengdu Hongxin sought enforcement of the judgment in the amount of RMB2,556,537 ($351,791). As of the date of this Quarterly Report, the management assessed that the likelihood and amount related to this case cannot be estimated given the current circumstances.

vii)	Legal case with Mr. Guangchang Liu on a refund of equity transfer price and related interests totalling RMB324,501 ($45,705)

In July 2022 Mr. Liu entered into an equity transfer agreement with Mr. Guangde Cai and Sichuan Vtouch with the intention to subscribe the Company’s shares of 20,000 for RMB315,245 ($44,104). In April 2023, Mr. Liu filed a lawsuit with Shenzhen Nanshan District People’s Court against Mr. Guangde Cai and Sichuan Vtouch requesting the refund of this equity transfer price and related fund interests totaling RMB324,501 ($45,705). Per the court decision of December 13, 2023, the defendants were ordered to make the payments by the end of 2023. The Company made the payment in full in January 2024.

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

On February 15, 2023, Yali Co. filed a lawsuit against Chunqiu Co. with the Chengdu Wenjiang District People’s Court, claiming that Chunqiu Co. should pay the remaining debt of RMB RMB1,656,480 (equivalent to $233,310) and related interest, legal fees and penalties, and that Sichuan Vtouch should assume the guarantee liability for the debt payable by Chunqiu Co. On August 12, 2023, the court rendered a judgment ordering Chunqiu Co. to pay to Yali Co. for above mentioned amount. Sichuan Vtouch was ordered joint liability of such aforesaid repayment.

On August 22, 2023, Chunqiu Co. appealed to Chengdu Municipal Intermediate People’s Court against Yali Co. and Sichuan Vtouch, requesting Sichuan Vtouch to be responsible for this debt payable. On October 30, 2023, the court ordered Chunqiu Co. to repay all the debts, and Sichuan Vtouch to bear the joint and several liability for the above debts of Chunqiu Co. including a court fee of RMB10,627 ($1,497) with Chunqiu Co. As of June 30, 2024, Chunqiu Co. made this payment of court fee of RMB10,627 ($1,497) in full. As of the date of this Quarterly Report, the management assessed that that the likelihood and amount related to this case cannot be estimated given the current circumstances.

Capital Expenditure Commitment

As of June 30, 2024, the Company had commitment of RMB5.0 million (equivalent to $0.7 million) for construction in progress.

NOTE 14 — REVENUES

The Company’s geographical revenue information was set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Sales in PRC	$7,867,625	$9,108,145	$17,242,097	$18,395,711
Sales in Overseas
-Republic of China (ROC, or Taiwan)	2,411,305	1,900,147	5,606,466	4,019,287
-South Korea	1,956,141	1,733,135	4,128,616	3,644,432
-Others	(496)	33,005	134,655	148,463
Sub-total	4,366,950	3,666,287	9,869,737	7,812,182
Total Revenue	$12,234,575	$12,774,432	$27,111,834	$26,207,893

NOTE 15 — SUBSEQUENT EVENT

On July 2, 2024, the Board of Directors (the “Board”) of the Company approved and authorized a stock repurchase program (the “Repurchase Program”), pursuant to which the Company intends to repurchase up to $15 million of its common stock, from time to time, for a purchase price of not less than $1.50 per share and not more than $4 per share, in the open market or privately negotiated transactions, with Westpark Capital, Inc. (“Westpark”) as the exclusive agent for the Repurchase Program. The Repurchase Program commenced on July 1, 2024 and will terminate on the date to be determined by the Board. The Repurchase Program does not have a fixed expiration date and may be suspended or discontinued at any time. The Repurchase Program will be terminated automatically upon the date that the aggregate purchases under the Repurchase Program reach $15 million. Pursuant to the Repurchase Program, the Company is not obligated to repurchase any specific number of shares of its common stock and shall not  repurchase more than 25% of the average daily volume of its stock over the previous 20 trading days.

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

As of the date of this Quarterly Report, we anticipate to complete the building construction, including the newly planned touch machine construction area by the end of the first quarter of 2025 and commence production in the third quarter of 2025.

Highlights for the three months ended June 30, 2024 include:

●	Revenues were $12.2 million, a decrease of 4.7% from $ 12.8 million in the second quarter of 2023

●	Gross profit was $4.9 million, a decrease of 22.2% from $ 6.3 million in the second quarter of 2023

●	Gross profit margin was 39.7% as compared to 49.0% in the second quarter of 2023

●	Net income was $2.7 million, a decrease of 42.5% from $ 4.7 million in the second quarter of 2023

●	Total volume shipped was 585,705 units, a decrease of 0.8% from 590,140 units in the second quarter of 2023

Results of Operations

The following table sets forth, for the periods indicated, statements of income data:

(in US Dollar millions, except percentage)	For the Three Months Ended June 30,		Change	For the Six Months Ended June 30,		Change
	2024	2023	%	2024	2023	%
Revenues	$12.2	$12.8	(4.7)%	$27.1	$26.2	3.4%
Cost of revenues	(7.4)	(6.5)	13.8%	(18.9)	(13.9)	36.0%
Gross profit	4.8	6.3	(23.8)%	8.2	12.3	(33.3)%
Total operating expenses	(1.1)	(0.2)	450.0%	(2.2)	(1.9)	15.8%
Operating income	3.7	6.1	(39.3)%	6.0	10.4	(42.3)%
Total Other income (expenses)	0.0	0.1	(100.0)%	(1.0)	0.0	N/A
Interest expense	0.0	0.0	N/A	(1.2)	0.0	N/A
Income before income taxes	3.8	6.2	(38.7)%	5.0	10.4	(51.9)%
Income tax expense	(1.1)	(1.5)	(26.7)%	(1.7)	(2.9)	(41.4)%
Net income	$2.7	$4.7	(57.4)%	$3.3	$7.5	(56.0)%

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

Revenues

We generated revenue of $12.2 million for the three months ended June 30, 2024, a decrease of $0.6 million, or 4.7%, compared to $12.8 million in the same period of last year. This was due to a decrease of 0.8% in sales volume, a decrease of 1.1% in the average selling price of our products, and 3.3% negative impact from exchange rate due to depreciation of RMB against US dollars, compared with that of the same period of last year.

	For the Three Months Ended June 30,
	2024		2023		Change	Change
	Amount	%	Amount	%	Amount	%
	(in US Dollar millions except percentage)
Revenue from sales to customers in Mainland China	$7.9	64.8%	$9.1	71.1%	$(1.2)	(13.2)%
Revenue from sales to customers overseas	4.3	35.2%	3.7	28.9%	0.6	16.2%
Total Revenues	$12.2	100%	$12.8	100%	$(0.6)	(4.7)%

	For the Three Months Ended June 30,
	2024		2023		Change	Change
	Unit	%	Unit	%	Unit	%
	(in UNIT, except percentage)
Units sold to customers in Mainland China	371,130	63.4%	418,190	70.9%	(47,060)	(11.3)%
Units sold to customers overseas	214,575	36.6%	171,950	29.1%	42,625	24.8%
Total Units Sold	585,705	100%	590,140	100%	(4,435)	(0.8)%

(i) PRC market

For the three months ended June 30, 2024, revenue from domestic market decreased by $1.2 million or 13.2% as a combined result of: (i) a decrease of 11.3% in sales volume due to lower sales volume of POS touchscreens, industrial control computer touchscreens, and multi-functional printer touchscreens, (ii) 3.3% negative impact from exchange rate due to depreciation of RMB against US dollars, partially offset by an increase of 0.5% in the average RMB selling price of our products, compared with those of the same period of last year.

As for the RMB selling price, the increase of 0.5% was mainly due to the increased sales of new models of higher-end products such as medical touchscreen, POS touchscreens and multi-functional printer touchscreens with higher selling prices in the domestic market during the three months ended June 30, 2023.

The weakening in macroeconomic conditions in China since the outbreak of COVID-19 in January 2020 continued to exacerbate the touch screen business environment. We had sales decrease of 20.8% in South China, 6.6% in South China, 9.4% in Southwest China, and 9.0%  in Eastern China during the second quarter ended June 30, 2024 as compared to that of last year, mainly due to overall weaker market demand resulted in reduced sales orders during the second quarter of 2024.

 (ii) Overseas market

For the three months ended June 30, 2024, revenues from the overseas market were $4.3 million as compared to $3.7 million of the same period of 2023, representing (i) an increase by $0.6 million, or 16.2%, mainly due to an increase of 24.8% in sales volume, particularly in gaming touchscreens and automotive touchscreens, partially offset by (ii) a decrease of 1.5% in average RMB selling price in these touchscreen products, and (iii) 3.3% negative impact from exchange rate due to depreciation of RMB against US dollars, compared with those of the same period of last year.

The following table summarizes the breakdown of revenues by categories in US dollars:

	Revenues For the Three Months Ended June 30,
	2024		2023		Change	Change
	Amount	%	Amount	%	Amount	Margin%
	(in US Dollars, except percentage)
Product categories by end applications
Automotive Touchscreens	$3,391,048	27.7%	$3,210,054	25.1%	$180,994	5.6%
Industrial Control Computer Touchscreens	2,367,638	19.3%	2,422,606	19.0%	(54,968)	(2.3)%
Gaming Touchscreens	1,956,141	16.0%	1,733,135	13.6%	223,006	12.9%
POS Touchscreens	1,768,458	14.5%	2,278,814	17.8%	(510,356)	(22.4)%
Medical Touchscreens	1,728,928	14.1%	1,888,053	14.8%	(159,125)	(8.4)%
Multi-Functional Printer Touchscreens	1,022,362	8.4%	1,241,770	9.7%	(219,408)	(17.7)%
Total Revenues	$12,234,575	100.0%	$12,774,432	100.0%	$(539.857)	(4.2)%

The Company continued to shift production mix from traditional lower-end products to high-end products such as gaming touchscreens and automotive touchscreens, primarily due to (i) greater growth potential of computer screen models in China and overseas market, and (ii) the stronger demand on higher-end touch screens made with better materials and better quality.

Gross Profit and Gross Profit Margin

	For the Three Months Ended June 30,		Change
(in millions, except percentage)	2024	2023	Amount	%
Gross Profit	$4.8	$6.3	$(1.5)	(23.8)%
Gross Profit Margin	39.7%	49.0%		(9.3)%

Gross profit was $4.8 million in the second quarter ended June 30, 2024, compared to $6.3 million in the same period of 2023. Our gross profit margin decreased to 39.7% for the second quarter ended June 30, 2024, as compared to 49.0% for the same period of 2023, primarily due to the increase of cost of goods sold by 41.5% resulting from the increase of 43.3% in costs of raw materials, mainly driven by 44.4% increase in chip cost.

Selling Expenses

	For the Three Months Ended June 30,		Change
(in US dollars, except percentage)	2024	2023	Amount	%
Selling Expenses	$289,716	$81,360	$208,356	256.1%
as a percentage of revenues	2.4%	0.6%		1.8%

Selling expenses were $289,716 for the three months ended June 30, 2024, compared to $81,360 in the same period in 2023, representing an increase of $0.2 million, or 256.1%. The increase was primarily due to the increase of $0.2 million traveling expenses and logistic expenses to market our products during the three months ended June 30,2024.

General and Administrative Expenses

	For the Three Months Ended June 30,		Change
(in US dollars, except percentage)	2024	2023	Amount	%
General and Administrative Expenses	$802,663	$56,907	$745,756	1,310.5%
as a percentage of revenues	6.6%	0.4%		6.2%

General and administrative expenses were $802,663 for the three months ended June 30, 2024, compared to $56,907 in the same period in 2023, representing an increase of $0.7 million, or 1,310.5%. The increase was primarily due to $0.5 million consulting service fees (see Note 4-(iii) of the accompanying financial statements) and $0.2 million professional fees during the three months ended June 30, 2024.

Research and Development Expenses

	For the Three Months Ended June 30,		Change
(in US dollars, except percentage)	2024	2023	Amount	%
Research and Development Expenses	$43,211	$20,384	$22,827	112.0%
as a percentage of revenues	0.3%	0.2%		0.1%

Research and development expenses were $43,211 for three months ended June 30, 2024 compared to $20,384 in the same period in 2023, representing an increase of $22,827, or 112.0%, which was due to an increase in R&D material consumption.

Operating Income

Total operating income was $3.7 million for the three months ended June 30, 2024 as compared to $6.1 million of the same period of last year, primarily due to lower gross margin and higher selling expenses, general and administrative expenses and research & development expenses for the three months ended June 30, 2024.

Gain on Changes in Fair Value of Common Stock Purchase Warrants

	For the Three Months Ended June 30,		Change
(in US dollars, except percentage)	2024	2023	Amount	%
Gain on changes in fair value of common stock purchase warrants	$37,751	$142,386	$(104,635)	(73.5)%
as a percentage of revenues	0.3%	0.8%		(0.5)%

Gain on changes in fair value of common stock purchase warrants for the three months ended June 30, 2024 and 2023 was $37,751 and $142386, respectively.

(See Note 9 (b) of the accompanying financial statements).

Income Taxes

	For the Three Months Ended June 30,		Change
(in millions, except percentage)	2024	2023	Amount	%
Income before Income Taxes	$3.8	$6.2	$(2.4)	(38.7)%
Income Tax (Expense)	(1.1)	(1.5)	0.4	(26.7)%
Effective income tax rate	28.9%	25.0%		3.9%

The effective income tax rates for the three months ended June 30, 2024 and 2023 were 28.9% and 28.3%, respectively.

Net Income

As a result of the above factors, we had a net income of $2.7 million in the second quarter of 2024 compared to a net income of $4.7 million in the same quarter of 2023.

Results of Operations - Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Revenues

We generated revenue of $27.1 million for the six months ended June 30, 2024, an increase of $0.9 million, or 3.4%, compared to $26.2 million in the same period of last year. This was mainly due to an increase of 3.4% in sales volume, and an increase of 4.2% in the average RMB selling price of our products, partially offset by 4.1% negative impact from exchange rate due to depreciation of RMB against US dollars, compared with those of the same period of last year.

	For the Six Months Ended June 30,
	2024		2023		Change	Change
	Amount	%	Amount	%	Amount	%
	(in US Dollar millions except percentage)
Revenue from sales to customers in PRC	$17.2	63.5%	$18.4	70.3%	$(1.2)	(6.5)%
Revenue from sales to customers overseas	9.9	36.5%	7.8	29.7%	2.1	26.9%
Total Revenues	$27.1	100%	$26.2	100%	$0.9	3.4%

	For the Six Months Ended June 30,
	2024		2023		Change	Change
	Unit	%	Unit	%	Unit	%
	(in UNIT, except percentage)
Units sold to customers in PRC	803,180	63.4%	842,308	68.7%	(39,128)	(4.6)%
Units sold to customers overseas	463,895	36.6%	383,108	31.3%	80,787	21.1%
Total Units Sold	1,267,075	100%	1,225,416	100%	41,659	3.4%

(i) PRC market

For the six months ended June 30, 2024, revenue from PRC market decreased by $1.2 million or 6.5% as a combined result of (i) a decrease of 4.6% in sales volume, particularly in multi-functional printer touchscreens and automotive touchscreens, (ii) 4.1% negative impact from exchange rate due to depreciation of RMB against US dollars, and partially offset by (iii) an increase of 2.4% in the average RMB selling price of our products, compared with those of the same period of last year.

As for the RMB selling price, the increase of 2.4% was mainly due to the increased sales of new models of higher-end products such as medical touchscreens and automotive touchscreens with higher selling prices in the domestic market during the three months ended June 30, 2024

The weakening in macroeconomic conditions since the outbreak of COVID-19 pandemic in January 2020 continued to exacerbate the touch screen business environment. We had sales decrease of 6.7% in South China, 5.1% in East China, partially offset by our sales increase of 3.8% in Southwest China, during the six months ended June 30, 2023.

(ii) Overseas market

For the six months ended June 30, 2024, revenues from overseas market was $9.9 million as compared to $7.8 million of the same period of 2022,  representing (i) an increase by $2.1 million or 26.9%  mainly due to an increase of 21.1% in sales volume, particularly in gaming touchscreens, and automotive touchscreens and industrial control touchscreens, (ii) 8.7% increase in average RMB selling price in these touchscreen products during the six months ended June 30, 2024, partially offset by (iii) the 4.1% negative impact from exchange rate due to depreciation of RMB against US dollars ,compared with those of the same period of last year.

The following table summarizes the breakdown of revenues by categories in US dollars:

	Revenues For the Six Months Ended June 30,
	2024		2023		Change	Change
	Amount	%	Amount	%	Amount	Margin%
	(in US Dollars, except percentage)
Product categories by end applications
Automotive Touchscreens	$7,576,318	27.9%	$6,444,890	24.6%	$1,131,428	17.0%
Industrial Control Computer Touchscreens	5,215,298	19.3%	5,094,856	19.4%	120,442	2.4%
Medical Touchscreens	4,143,888	15.3%	3,982,295	15.2%	101,594	4.1%
Gaming Touchscreens	4,128,616	15.2%	3,644,432	13.9%	484,184	13.3%
POS Touchscreens	3,882,557	14.3%	4,345,588	16.6%	(463,032)	(10.7)%
Multi-Functional Printer Touchscreens	2,165,157	8.0%	2,695,832	10.3%	(530,675)	(19.7)%
Total Revenues	$27,111,834	100.0%	$26,207,893	100.0%	$903,941	3.4%

The Company continued to shift production mix from traditional lower-end products such as touchscreens used in industrial control computer industries to high-end products such as automotive touchscreens and gaming touchscreen, primarily due to (i) greater growth potential of computer screen models in China, (ii) the stronger demand on higher-end touch screens made with better materials and better quality.

Gross Profit and Gross Profit Margin

	For the Six Months Ended June 30,		Change
(in millions, except percentage)	2024	2023	Amount	%
Gross Profit	$8.2	$12.3	$(4.1)	(33.3)%
Gross Profit Margin	30.2%	46.9%		(16.7)%

Gross profit was $8.2 million during the six months ended June 30, 2023, compared to $12.3 million in the same period of 2023. Our gross profit margin increased to 46.9% for the second quarter ended June 30, 2023, as compared to 39.4% for the same period of 2022, primarily due to the increase in sales of 10.5%, particularly high-end products such as POS touchscreens, medical touchscreens, and automotive touchscreens, for the six months ended June 30, 2023, partially offset by the increase in cost of goods sold by 2.8% including increase of cost of materials such as chip cost by 2.7%, for the six months ended June 30, 2023.

General and Administrative Expenses

	For the Six Months Ended June 30,		Change
(in millions, except percentage)	2024	2023	Amount	%
General and Administrative Expenses	$1.3	$1.7	$(0.4)	(23.5)%
as a percentage of revenues	4.8%	6.5%		(1.7)%

General and administrative (G&A) expenses were $1.3 million for the six months ended June 30, 2024, compared to $1.7 million in the same period in 2023, representing a decrease of $0.4 million or 23.5%. The decrease was primarily due to (i) the payment of private placement agent fees of $1.2 million related to the consent agreement with representatives of an investment  (see Note 8) during the six months ended June 30, 2023, ii) the increase of $0.7 million consulting service fees   (see Note 4-(iii) of the accompanying financial statements) and iii) $0.1 million professional fees during the six months ended June 30, 2024.

Research and Development Expenses

	For the Six Months Ended June 30,		Change
(in US dollars, except percentage)	2024	2023	Amount	%
Research and Development Expenses	$85,949	$41,269	$44,680	108.3%
as a percentage of revenues	0.3%	0.2%		0.1%

Research and development (R&D) expenses were $85,949 for the six months ended June 30, 2024 compared to $41,269 in the same period in 2023, mainly due to an increase in R&D material consumption.

Operating Income

Total operating income was $6.0 million for the six months ended June 30, 2024 as compared to $10.4 million of the same period of last year due to lower gross profit, higher selling expenses and research and development expenses, partially offset by lower general & administration expenses.

Gain on changes in fair value of Common Stock Purchase Warrants

	For the Six Months Ended June 30,		Change
(in US dollars, except percentage)	2024	2023	Amount	%
Gain on changes in fair value of Common Stock Purchase Warrants	$45,572	$44,784	$788	1.8%
as a percentage of revenues	0.2%	0.2%		0.0%

Gain on changes in fair value of common stock purchase warrants was $45,572 and $44,784 for the six months ended June 30, 2024 and 2023, respectively (See Note 9 (b)).

Interest Expenses

	For the Six Months Ended June 30,		Change
(in millions, except percentage)	2024	2023	Amount	%
Interest Expenses	$1.2	$0.0	$1.2	N/A
as a percentage of revenues	4.4%	0.0%		4.4%

For the six months ended June 30, 2024 and 2023, the Company recognized interest expenses of convertible promissory notes in the amount of $1,169,974 (mainly the default interest charges of $1,145,995 upon the repayment of the notes payable) and $71,507, respectively. (See Note 9 (a) of the accompanying financial statements).

Income Taxes

	For the Six Months Ended June 30,		Change
(in millions, except percentage)	2024	2023	Amount	%
Income before Income Taxes	$5.0	$10.4	$(5.4)	(51.9)%
Income Tax (Expense)	(1.7)	(2.9)	(1.2)	(41.4)%
Effective income tax rate	25.4%	28.4%		(3.0)%

The effective income tax rates for the six months ended June 30, 2024 and 2023 were 25.4% and 28.4%, respectively.

Our PRC subsidiary Sichuan Vtouch had $98.4 million of cash of June 30, 2024, which are planned to be indefinitely reinvested in PRC. The distributions from our PRC subsidiary are subject to the U.S. federal income tax at 21%, less any applicable foreign tax credits. Due to our policy of indefinitely reinvesting our earnings in our PRC business, we have not provided for deferred income tax liabilities related to PRC withholding income tax on undistributed earnings of our PRC subsidiaries.

Net Income

As a result of the above factors, we had a net income of $3.3 million in the six months ended June 30, 2024 compared to a net income of $7.5 million in the same period of 2023.

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

As of June 30, 2024, we had current assets of $113.2 million, consisting of $98.4 million in cash, $10.8 million in accounts receivable, $0.2 million in inventories, and $3.8 million in prepaid expenses and other current assets Our current liabilities as of June 30, 2024 were $3.1 million, which is comprised of $0.9 million in accounts payable, $0.4 million in loan from a third party, $0.3 million due to a related party, $1.1 million in income tax payable, and $0.4 million in accrued expenses and other current liabilities.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities for the six months ended June 30, 2024 and 2023:

	For the Six Months Ended June 30,
(in US Dollar millions)	2024	2023
Net cash (used in) provided by operating activities	$(5.3)	$6.8
Net cash used in investing activities	(0.1)	-
Net cash provided by financing activities	7.8	40.0
Effect of foreign currency exchange rate changes on cash and cash equivalents	(2.1)	(5,8)
Net increase in cash and cash equivalents	0.4	41.0
Cash and cash equivalents at the beginning of period	98.0	51.2
Cash and cash equivalents at the end of period	$98.4	$92.2

Operating Activities

Net cash used in operating activities was $5.3 million for the six months ended June 30, 2024 as compared to $6.8 million provided by operating activities for the same period of the last year, primarily due to (i) the decrease of $4.2 million net income for the six months ended June 30, 2024 as compared to the same period of 2023, (ii) the increase of $0.2 million in inventories, and $3.2 million in prepaid and other current assets, (iii) the decrease of $0.8 million in accounts payable, $0.4 million in income tax payable, and $5.3 million in accrued expenses and other current liabilities, partially offset by (v) the decrease of $2.0 million in accounts receivable for the six months ended June 30, 2024

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2024 was $0.1 million for the purchase of property, plant and equipment.

There was no cash flow in investing activities for the six months ended June 30, 2023.

Financing Activities

Net cash provided by financing activities for the six months ended  June 30, 2024 was $7.8 million, including $9.0 million in net proceeds from the 2024 Public Offering and $0.3 million in proceeds from interest-free advances from a related party, partially offset by $1.4 million repayment of convertible promissory notes, and $82,864 repayment of interest-free advances to a third party.

Net cash provided by financing activities for the six months ended June 30, 2023 was $40.0 million, including $40.0 million in proceeds from stock issuance in a private placement, and $82,145 in proceeds from interest-free advances from a third party, partially offset by the repayment of $35,000 convertible promissory note payable.

As of June 30, 2024, our cash and cash equivalents were $94.8 million, as compared to $98.0 million at December 31, 2023.

Days Sales Outstanding (“DSO”) has decreased to 61 days for the six months ended June 30, 2024 from 77 days for the year ended December 31, 2023.

The following table provides an analysis of the aging of accounts receivable as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31 2023
-Current	$5,350,417	$3,740,488
-1-3 months past due	3,666,780	2,635,045
-4-6 months past due	1,809,590	1,079,719
Total accounts receivable	$10,826,787	$7,455,252

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

Holding Company Structure

There have been no changes to the Company’s holding company structure during the six months ended June 30, 2024. For more details, refer to the Company’s holding company structure disclosures set forth in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Holding Company Structure” of the 2023 Form 10-K.

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

Commitments and Contingencies

Contingencies

The Company’s common stock began trading on the Nasdaq Capital Market under the ticker symbol “WETH” on February 21, 2024. The Company failed to timely complete the filing procedures with China Securities Regulatory Commission (“CSRC”) on overseas initial public offering and transfer of listing as regulated below:

1)	Per Article 13 and Article 8 and Article 25 of CSRC Announcement (2023) No. 43 -Trial Measures for the Administration of Overseas Issuance and Listing of Securities for Domestic Enterprises” (“Trial Measures” Announcement No. 43), which was implemented on March 31, 2023 (http://www.csrc.gov.cn/csrc/c101954/c7124478/content.shtml), when an issuer conducts an overseas initial public offering or listing, it shall submit overseas issuance and listing application documents to CSRC within three working days; When a domestic enterprise transfers its listing overseas, it shall comply with the requirements of the overseas first public listing requirements for issuance and listing, and shall file with the CSRC within 3 working days, after its submitting application documents for transfer and listing overseas.

2)	Article 27 of Trial Measures Announcement No. 43 stipulates that if a domestic enterprise violates the provisions of Article 13 of these Measures and fails to perform the filing procedures, or violates the provisions of Articles 8 and 25 of these Measures for overseas issuance and listing, CSRC shall order it to make corrections and give a warning, and impose a fine of not less than RMB 1 million but not more than RMB 10 million.

As of the date of this Quarterly Report, the Company has not received any notice of penalty from the CSRC. Management will closely monitor any notice or action from CSRC.

Capital Expenditure Commitment

As of June 30, 2024, the Company had commitment of RMB5.0 million (equivalent to $0.7 million) for construction in progress.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2024, as a result of the material weakness identified below.

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

The material weaknesses related to internal control over financial reporting that was identified during the annual report of 2023 and still applied as of June 30, 2024 were:

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

During the six months  ended June 30, 2024, the management has not addressed the material weaknesses on internal control and will continue to implement the above improvement plans to ensure our financial reporting in compliance with US GAAP and SEC filing requirements.

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

Changes in Internal Control over Financial Reporting

As described above, the Company is taking steps to remediate the material weakness noted above. Other than in connection with these remediation steps, there have been no changes in our internal control over financial reporting during the six months  ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

Item 1. Legal Proceedings.

From time to time, we may be subject to other legal proceedings arising in the ordinary course of business. Regardless of the outcome of any existing or future litigation, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

The information required with respect to this item can be found under “Commitments and Contingencies” in Note 13  to our condensed consolidated financial statements included elsewhere in this Form 10-Q and is incorporated by reference into this Item 1.

Item 1A. Risk Factors.

Except for the additional risk factors set forth below, there have been no material changes to our Risk Factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023 and our quarterly report on Form 10-Q for the six months ended June 30, 2024, as filed with the SEC on April 17, 2024 and August 19, 2024, respectively.

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

The CSRC has determined that we have failed to comply with the filing obligations imposed by the Trial Administrative Measures. As of the date of this Quarterly Report, the Company has not received any notice of penalty from the CSRC. Management will closely monitor any notice or action from CSRC. We have engaged a PRC counsel, K&H LAW FIRM, LLP (Chengdu), to complete the required filings with the CSRC and will submit the filing materials when ready.  However, given that the Trial Administrative Measures were recently promulgated, there remain substantial uncertainties as to their interpretation, application, and enforcement and there is no guarantee that we can complete our filing obligations under the Trial Administrative Measures within a reasonable time. Furthermore, if the CSRC determines that there are misrepresentation, misleading statement or material omission in the materials we submit to the CSRC, the CSRC would have the right to order rectification, issue a warning and impose a fine on us of between RMB 1 million and RMB 10 million and issuing a warning to the parties responsible for such failure, misrepresentation or material omission and impose a fine on each of such individuals ranging from RMB 500,000 to RMB 5 million. Our operations may be negatively affected, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

We cannot guarantee that our Repurchase Program will be fully consummated or that it will enhance long-term stockholder value. Repurchases of shares of our common stock could also increase the volatility of the trading price of our common stock and could diminish our cash reserves.

On July 2, 2024, the Board of the Company approved and authorized the Repurchase Program, pursuant to which the Company intends to repurchase up to $15 million of its common stock, from time to time, for a purchase price of not less than $1.50 per share and not more than $4 per share, in the open market or privately negotiated transactions, with Westpark Capital, Inc. (“Westpark”) as the exclusive agent for the Repurchase Program. The Repurchase Program commenced on July 1, 2024, and will terminate on the date to be determined by the Board. The Repurchase Program does not have a fixed expiration date and may be suspended or discontinued at any time. The Repurchase Program will be terminated automatically upon the date that the aggregate purchases under the Repurchase Program reach $15 million. Pursuant to the Repurchase Program, the Company is not obligated to repurchase any specific number of shares of its common stock and shall not repurchase more than 25% of the average daily volume of its stock over the previous 20 trading days. The timing, manner, price, and amount of any repurchases will be determined by us at our discretion and will depend on a variety of factors, including business, economic and market conditions, prevailing stock prices, corporate and regulatory requirements, and other considerations. We cannot guarantee that the Repurchase Program will be fully consummated or that it will enhance long-term stockholder value.  The Repurchase Program could also affect the trading price of our common stock and increase volatility, and any announcement of a reduction, suspension or termination of the Repurchase Program may result in a decrease in the trading price of our common stock. In addition, repurchasing our common stock could diminish our cash and cash equivalents and marketable securities available to fund working capital, repayment of debt, capital expenditures, strategic acquisitions, investments, or business opportunities, and other general corporate purposes, which may adversely affect our result of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number	Description of Document
10.1	Form of Director Offer Letter (1)

10.2	Form of the Executive Officer Agreement (2)

31.1*	Certification of The Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of The Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of The Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of The Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith

**	Furnished herewith

(1)	Incorporated herein by reference to Exhibit 10.31 to the Registrant’s Current Report on Form 8-K filed July 1, 2024.

(2)	Incorporated herein by reference to Exhibit 10.31 to the Registrant’s Current Report on Form 8-K filed July 12, 2024.

SIGNATURES

In accordance with the requirements of Securities Exchange Act of 1934, the registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

	By:	/s/ Zongyi Lian
Date: August 19, 2024		Zongyi Lian
Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ Xing Tang
Date: August 19, 2024		Xing Tang
Chief Financial Officer
(Principal Financial and Accounting Officer)