Form 10-Q
period 2024-09-30
Wetouch Technology Inc.
filed 2024-11-14
CIK 1826660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024

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

As of November 12, 2024, there were 11,931,534 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

WETOUCH TECHNOLOGY INC.

QUARTERLY REPORT ON FORM 10-Q

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be preceded by, or contain, words such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “predict,” “potential,” “might,” “could,” “would,” “should” or other words indicating future results, though not all forward-looking statements necessarily contain these identifying words. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, without limitation, statements about our future business operations and results, our strategy and competition. These statements represent our current expectations or beliefs concerning various future events and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations, including, but not limited to:

●	Our reliance on our top customers is significant. Failure to attract new customers or retain existing ones cost-effectively could materially and adversely impact our business, financial condition, and results of operations.

●	We hold a substantial amount of accounts receivable, which may become uncollectible.

●	Dismissing BF Borgers may cause significant expenses or delays in financings or SEC filings, affecting our stock price and market access.

●	You are unlikely to collect judgments or exercise remedies against BF Borgers for their work as our auditor.

●	We face fines and penalties from the Chinese government for not completing required filings .

●	Our capacity to uphold the quality and safety standards of our products.

●	Our ability to compete effectively within the touchscreen display industry.

●	Without substantial additional financing, our ability to execute our business plan will be compromised.

●	Failure to secure a new parcel for constructing our new buildings and facilities, as well as acquiring and installing new production lines on the new parcel, could materially and adversely affect our business, financial condition, and results of operations .

●	Unavailability of preferential tax treatments and government subsidies, or successful challenges to our tax liability calculation by PRC tax authorities, may necessitate payment of tax, interest, and penalties exceeding our tax provisions.

●	Significant interruptions in the operations of our third-party suppliers could potentially disrupt our operations.

●	Risks associated with fluctuations in the cost, availability, and quality of raw materials may adversely affect our results of operations.

●	We are reliant on key executives and highly qualified managers, and retention cannot be assured.

ii

●	Absence of long-term contracts with our suppliers allows them to reduce order quantities or terminate sales to us at any time.

●	Failure to adopt new technologies to evolving customer needs or emerging industry standards may materially and adversely affect our business.

●	Lack of business liability or disruption insurance exposes us to significant costs and business disruption.

●	Adverse regulatory developments in Mainland China may subject us to additional regulatory review, restrictions, disclosure requirements, and regulatory scrutiny by the SEC, increasing compliance costs and hindering future securities offerings.

●	Our common stock may be prohibited from trading in the U.S. under the Holding Foreign Companies Accountable Act if PCAOB inspection of our auditor is incomplete, leading to delisting or prohibition and potential decline in stock value.

●	Changes in China’s economic, political, or social conditions or government policies may adversely affect our business and operations.

●	Uncertainties regarding the PRC legal system, including enforcement and sudden changes in laws and regulations, could adversely affect us and limit legal protections.

●	Fluctuations in exchange rates could materially and adversely affect our results of operations and your investment value.

●	The other risks and uncertainties discussed under the section titled “Risk Factors” beginning on page 13 of this Quarterly Report and our other filings with the Securities and Exchange Commission.

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. The forward-looking statements made in this Quarterly Report relate only to events or information as of the date of this Quarterly Report. Except as required by law, we undertake no obligation to update or revise any of the forward-looking statements, whether as a result of new information, future events or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events.

You should read this Quarterly Report with the understanding that our actual future results may be materially different from what we expect. We qualify all of the forward-looking statements in the foregoing documents by these cautionary statements.

iii

Item 1. Financial Statements

WETOUCH TECHNOLOGY INC. AND ITS SUBSIDIARIES

WETOUCH TECHNOLOGY INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US”), except for number of shares)

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$106,737,492	$98,040,554
Accounts receivable	9,732,758	7,455,252
Inventories	187,408	222,102
Prepaid expenses and other current assets	3,360,770	1,063,627
TOTAL CURRENT ASSETS	120,018,428	106,781,535

Property, plant and equipment, net	13,125,448	12,859,863
TOTAL ASSETS	$133,143,876	$119,641,398

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,218,402	$640,795
Due to related parties	434,576	-
Income tax payable	1,000,261	-
Accrued expenses and other current liabilities	800,612	4,462,496
Convertible promissory notes payable	-	1,239,126
TOTAL CURRENT LIABILITIES	3,453,851	6,342,417

Common stock purchase warrants liability	214,679	378,371
TOTAL LIABILITIES	$3,668,530	$6,720,788

COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 15,000,000 shares authorized, 11,931,534 and 9,732,948 issued and outstanding as of September 30, 2024 and December 31, 2023, respectively*	$11,932	$9,733
Additional paid in capital*	52,501,680	43,514,125
Statutory reserve	7,195,092	7,195,092
Retained earnings	75,398,355	69,477,092
Accumulated other comprehensive loss	(5,631,713)	(7,275,432)
TOTAL STOCKHOLDERS’ EQUITY	129,475,346	112,920,610
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$133,143,876	$119,641,398

*	Retrospectively restated for effect of reverse stock split (1-for-20), see Note 10 (2)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WETOUCH TECHNOLOGY INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(Currency expressed in United States Dollars(“US”),except for number of shares)

(Unaudited)

	Three-Month Period Ended		Nine-Month Period Ended
	September 30,		September 30,
	2024	2023	2024	2023
REVENUES	$11,537,989	$11,123,605	$38,649,823	$37,331,498
COST OF REVENUES	(7,101,645)	(6,346,079)	(26,014,703)	(20,261,755)
GROSS PROFIT	4,436,344	4,777,526	12,635,120	17,069,743

OPERATING EXPENSES
Selling expenses	(159,032)	(265,526)	(908,540)	(397,591)
General and administrative expenses	(750,441)	(205,940)	(2,083,568)	(1,929,603)
Research and development expenses	(43,859)	(20,580)	(129,808)	(61,849)
OPERATING EXPENSES	(953,332)	(492,046)	(3,121,916)	(2,389,043)

INCOME FROM OPERATIONS	3,483,012	4,285,480	9,513,204	14,680,700

Interest income	39,003	30,616	108,396	89,845
Interest expense	-	(139,876)	(1,169,974)	(211,383)
Other income	-	-	46,560	-
Gain (loss)on changes in fair value of common stock purchase warrants liability	118,120	(169,067)	163,692	(124,283)
TOTAL OTHER INCOME (LOSS)	157,123	(278,327)	(851,326)	(245,821)

INCOME BEFORE INCOME TAX EXPENSE	3,640,135	4,007,153	8,661,878	14,434,879

INCOME TAX EXPENSE	(979,436)	(1,148,185)	(2,740,615)	(4,109,679)

NET INCOME	$2,660,699	$2,858,968	$5,921,263	$10,325,200

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	4,352,118	(674,209)	1,643,719	(7,560,136)
COMPREHENSIVE INCOME	$7,012,817	$2,184,759	$7,564,982	$2,765,064

EARNINGS PER COMMON SHARE*
Basic	$0.22	$0.29	$0.51	$1.13
Diluted	$0.22	$0.29	$0.51	$1.13
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING*
Basic	11,931,534	9,712,404	11,529,234	9,135,132
Diluted	11,982,239	9,794,357	11,579,938	9,224,423

*	Retrospectively restated for effect of reverse stock split (1-for-20), see Note 10 (2)

The accompanying notes are an integral part of these consolidated financial statements.

WETOUCH TECHNOLOGY INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Currency expressed in United States Dollars(“US”),except for number of shares)

(Unaudited)

	Common stock at Par value $0.001		Additional paid-in	Statutory	Retained	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	reserve	Earnings	loss	equity
Balance as of December 31 2022	1,680,248	$1,680	$3,402,178	$6,040,961	$62,366,892	$(2,977,524)	$68,834,187

Shares issued to private placement	8,000,000	8,000	39,992,000	-	-	-	40,000,000
Exercise of warrants issued to third parties in conjunction with debt issuance in 2021	15,000	15	(15)		-	-	-
Net income	-	-	-	-	7,466,232	-	7,466,232
Foreign currency translation adjustment	-	-	-	-	-	(6,885,927)	(6,885,927)
Balance as of June 30, 2023	9,695,248	$9,695	$43,394,163	$6,040,961	$69,833,124	$(9,863,451)	$109,414,492
Fraction shares issued due to reverse stock split	5,362	6	(6)	-	-	-	-
Exercise of warrants issued to third parties in conjunction with debt issuance in 2021	7,338	7	(7)	-	-	-	-
Stock issuance for convertible promissory notes payable	25,000	25	119,975	-	-	-	120,000
Net income					2,858,968		2,858,968
Foreign currency translation adjustment	-	-	-	-	-	(674,209)	(674,209)
Balance as of September 30, 2023	9,732,948	$9,733	$43,514,125	$6,040,961	$72,692,092	$(10,537,660)	$111,719,251

	Common stock at Par value $0.001		Additional paid-in	Statutory	Retained	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	reserve	Earnings	loss	equity
Balance as of December 31 2023*	9,732,948	$9,733	$43,514,125	$7,195,092	$69,477,092	$(7,275,432)	$112,920,610

Issuance of common stock from the 2024 Public Offering, net of issuance costs	2,160,000	2,160	8,987,594	-	-	-	8,989,754
Exercise of warrants issued in conjunction with legal/consultant services in 2020 and 2021	35,861	36	(36)	-	-	-	-
Exercise of warrants issued to third parties in conjunction with debt issuance in 2021	2,725	3	(3)	-	-	-	-
Net income	-	-	-	-	3,260,564	-	3,260,564
Foreign currency translation adjustment	-	-	-	-	-	(2,708,399)	(2,708,399)
Balance as of June 30, 2024	11,931,534	$11,932	$52,501,680	$7,195,092	$72,737,656	$(9,983,831)	$122,462,529
Net income	-	-	-	-	2,660,699	-	2,660,699
Foreign currency translation adjustment	-	-	-	-	-	4,352,118	4,352,118
Balance as of September 30, 2024	11,931,534	$11,932	$52,501,680	$7,195,092	$75,398,355	$(5,653,713)	$129,475,346

*	Retrospectively restated for effect of reverse stock split (1-for-20), see Note 10 (2)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WETOUCH TECHNOLOGY INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars(“US”),except for number of shares)

(Unaudited)

	For the Nine Months Ended September, 30
	2024	2023
Cash flows from operating activities
Net income	$5,921,263	$10,325,200
Adjustments to reconcile net income to cash (used in) provided by operating activities
Depreciation	7,307	9,465
Amortization of discounts and issuance cost of the notes	5,715	24,121
(Gain) loss on changes in fair value of common stock purchase warrants liability	(163,692)	124,283

Changes in operating assets and liabilities:
Accounts receivable	(2,135,259)	(5,568,912)
Amounts due from related parties	-	(98)
Inventories	35,410	199,566
Prepaid expenses and other current assets	(2,288,804)	335,230
Accounts payable	555,824	202,515
Amounts due to related parties	-	(1,665)
Income tax payable	975,226	1,171,069
Accrued expenses and other current liabilities	(3,658,027)	2,187,200
Net cash (used in) provided by operating activities	(745,037)	9,007,974

Cash flows from investing activity

Purchase of property, plant and equipment	(119,204)	-
Net cash used in investing activity	(119,204)	-

Cash flows from financing activities
Proceeds from issuance of common stock, net of issue costs	8,989,754	-
Proceeds from stock issuance of private placement	-	40,000,000
Proceeds from advances from related parties	434,576	-
Repayments of convertible promissory notes payable	(1,400,750)	(55,000)
Net cash provided by financing activities	8,023,580	39,945,000

Effect of changes of foreign exchange rates on cash	1,537,599	(6,266,700)
Net increase in cash	8,696,938	42,686,274
Cash, beginning of period	98,040,554	51,250,505
Cash, end of period	$106,737,492	$93,936,779
Supplemental disclosures of cash flow information
Income tax paid	$1,765,389	$2,938,610
Interest paid	$1,186,210	$-
Issue costs charged to additional paid-in capital	$1,810,246	$-
Exercise of warrant shares	$38,586	$-
Cashless stock issuance for convertible promissory notes payable	$-	$22,338

The accompanying notes are an integral part of these condensed consolidated financial statements.

WETOUCH TECHNOLOGY INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND BUSINESS

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

Through its wholly-owned subsidiaries, the Company is engaged in the research, development, manufacturing, sales and servicing of medium to large sized projected capacitive touchscreens. The Company specializes in large-format touchscreens, which are developed and designed for a wide variety of markets and used in the financial terminals, automotive, Point of Sales, gaming, lottery, medical, Human-Machine Interface (“HMI”), and other specialized industries.

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

In the opinion of the management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of September 30, 2024, the results of operations and cash flows for the nine months ended September 30, 2024 and 2023 have been made. However, the results of operations included in such financial statements may not necessarily be indicative of annual results.

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

(c) Significant Accounting Policies

For a detailed discussion about Wetouch’s significant accounting policies, refer to Note 2 — “Summary of Significant Accounting Policies,” in Wetouch’s consolidated financial statements included in Company’s 2023 audited consolidated financial statements. Other than the revised accounting policy on property, plant and equipment, net, as below, during the nine months ended September 30, 2024, there were no significant changes made to Wetouch significant accounting policies.

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

NOTE 3 — ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	September 30, 2024	December 31, 2023
Accounts receivable	$9,732,758	$7,455,252

The Company’s accounts receivable primarily includes balance due from customers when the Company’s products are sold and delivered to customers.

NOTE 4 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	September 30, 2024	December 31, 2023
Advance to suppliers	$338,857	$334,852
Issuance cost related to convertible promissory notes	-	64,802
Prepayment for land use right (i)	559,341	537,998
Security deposit (ii)	56,002	53,865
Prepaid consulting service fees (iii)	1,423,702	-
Prepaid market research fees (iv)	955,000	-
Others receivable (v)	27,868	72,110
Prepaid expenses and other current assets	$3,360,770	$1,063,627

(i)	On July 23, 2021, Sichuan Vtouch entered into a contract with Chengdu Wenjiang District Planning and Natural Resources Bureau for the purchase of a land use right of a parcel of land of 131,010 square feet for a consideration of RMB3,925,233 (equivalent to $559,341) for the Company’s new facility. The Company paid the consideration in full by November 18, 2021. Upon issuance of a certificate of land use right by the local government, which is estimated to be obtained by the end of 2024, the Company will reclassify this prepayment to intangible assets accordingly.

(ii)	On July 28, 2021, Sichuan Vtouch made a security deposit of RMB393,000 (equivalent to $56,002) to Chengdu Cross-Strait Science and Technology Industry Development Park Management Committee to obtain a construction license for its new facility. This deposit will be refunded upon the issuance of the construction license, which is expected to be the end of 2024.

(iii)	In May 2023, the Company entered into two third-party consulting service agreements for a fee of $1.35 million and $3.1 million, respectively, for the three-year consulting services. The total fee would be amortized over the three-year services and reclassified to stock issuance costs accordingly. As of September 30, 2024, $1,423,702 was recognized as prepaid consulting service fees within one year.

(iv)	On February 29, 2024, the Company advanced market research fees $70,000 and $855,000, respectively, to two unrelated individuals, Mr. Chien Hui Chueh and Mr. Cheung Ming Lin, in relation to the Company’s market research service overseas. The two individuals entered into borrowing contracts with the Company for a principal amount of $70,000 and $855,000, respectively, on February 29, 2024. Those contracts were issued to the Company to evidence the advances, bearing 3.45% interest per annum, and payable on February 28, 2025.

(v)	Other receivables are mainly employee advances, and prepaid expenses.

NOTE 5 — PROPERTY, PLANT AND EQUIPMENT, NET

	September 30, 2024	December 31, 2023
Buildings	$12,272	$12,130
Machinery and equipment	7,980	3,944
Vehicles	41,724	41,241
Construction in progress	13,094,588	12,825,896
Subtotal	13,156,564	12,883,211
Less: accumulated depreciation	(31,116)	(23,348)
Property, plant and equipment, net	$13,125,448	$12,859,863

Depreciation expense was $2,561 and $2,294 for the three months ended September 30, 2024 and 2023, respectively, and $7,307 and $9,465 for the nine months ended September 30, 2024 and 2023, respectively.

Pursuant to local PRC government guidelines on local environment issues and the national overall plan, Sichuan Wetouch was subject to a government directed relocation order to relocate by no later than December 31, 2021 with corresponding compensation. On March 18, 2021, pursuant to the agreement with the local government and an appraisal report issued by a mutual agreed appraiser, Sichuan Wetouch received a compensation of RMB115.2 million ($16.4 million) (the “Compensation Funds”) for the withdrawal of the right to use of state-owned land (the “property”) and the demolition of all buildings, facilities, equipment and all other appurtenances on the land.

On March 16, 2021, in order to minimize interruption of the Company’s business, Sichuan Vtouch entered into a leasing agreement with Sichuan Renshou Shigao Tianfu Investment Co., Ltd. (later renamed as Meishan Huantian Industrial Co., Ltd.), a limited liability company owned by the local government, to lease the property, and all buildings, facilities and equipment thereon (the “Demised Properties) of Sichuan Wetouch, commencing from April 1, 2021 until December 31, 2021 at a monthly rent of RMB300,000 ($41,281). The lease was renewed on December 31, 2021 and August 9, 2024, respectively, with a monthly rent of RMB 400,000 ($57,000), the term of which has been extended to October 31, 2025 for the use of the Demised Properties.

As of September 30, 2024, the Company had commitment of RMB5.0 million (equivalent to $0.7 million) for construction in progress of our new facility.

NOTE 6 — RELATED PARTY TRANSACTIONS

Amounts due to related parties were as follows:

	Relationship	September 30, 2024	December 31, 2023	Note
Chengdu Wetouch Intelligent Optoelectronics Co., Ltd.	Affiliate of Ms. Jiaying Cai, director of the Company	$382,163	$-	Payable to affiliate for expenses paid on behalf of the Company

Chengdu Frejoo Enterprise Management Co., Ltd.	Affiliate of Jiaying Cai, director of the Company	52,413	-	Payable to affiliate for expenses paid on behalf of the Company
Total		$434,576	$-

Chengdu Wetouch Intelligent Optoelectronics Co., Ltd. was incorporated on December 30, 2020 in Chengdu, Sichuan Province under the laws of PRC, with Ms. Jiaying Cai, a director of the Company as its sole shareholder holding 100% of its equity interests.

Chengdu Frejoo Enterprise Management Co., Ltd. was incorporated on March 20, 2018 in Chengdu, Sichuan Province under the laws of PRC, with Ms. Jiaying Cai, a director of the Company as its major shareholder holding 68% of its equity interests.

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

The effective income tax rates for the nine months ended September 30, 2024 and 2023 were 25.4% and 28.5%, respectively.

The estimated effective income tax rate for the year ending December 31, 2024 would be similar to actual effective tax rate of the nine months ended September 30, 2024.

NOTE 8 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2024	December 31, 2023
Advance from customers (i)	$197,265	$182,277
Accrued payroll and employee benefits	85,268	84,280
Accrued interest expenses	-	240,805
Accrued private placement agent fees (ii)	-	1,200,000
Accrued consulting fees (iii)	-	1,370,972
Accrued litigation charges (iv)	-	45,828
Accrued professional fees	72,207	330,180
Accrued director fees	106,516	106,824
Other payable	250,694	469,591
Other tax payables (v)	79,132	143,035
Others (vi)	9,530	288,704
Accrued expenses and other current liabilities	$800,612	$4,462,496

(i)	RMB2,587,825 (equivalent to $365,465) of the beginning balance of advance from customers was recognized as revenues for the year ended December 31, 2023.

(ii)	On March 18, 2023, the Company entered into a private placement consent agreement with a third-party investment bank firm on the agent fees of $1.2 million, payable only on the completion of the private placement. The Company made the full payment in February 2024.

(iii)	In May 2023, the Company entered into two third-party consulting service agreements for a fee of $1.35 million and $3.1 million, respectively. The Company made the full payment in February 2024. Due to the service of three-year term, $316,378 was charged to additional paid-in capital as the closing cost of the 2024 Public Offering (as defined in Note 9), and the remaining was recognized as consulting service fee over the service period.

(iv)	During the year ended December 31, 2023, the Company accrued litigation compensation of RMB324,501 ($45,705) and court fee of RMB10,627 ($1,497). As of September 30, 2024, the Company made the full payment of RMB324,501 ($45,705) and reversed the court fee of RMB10,627 (1,497). For the details, please see NOTE 13 — COMMITMENTS AND CONTINGENCIES - Legal Proceedings - viii) and viiii).

(v)	Other tax payable mainly represent value added tax payable.

(vi)	Others mainly represent accrued employee reimbursement payable and other accrued miscellaneous operating expenses.

NOTE 9 — CONVERTIBLE PROMISSORY NOTES PAYABLE

a) Convertible promissory notes

In October, November, and December 2021, the Company, issued seven (7) convertible promissory notes (the “Notes”) of an aggregate principal amount of $2,250,000, due in one year with discounted issuance price at 90.0%.  The Notes bore interest at a rate of 8.0% per annum, payable in one year and matured on October 27, November 5, November 16, November 24, November 29, and December 2, 2022, respectively. Net proceeds after debt issuance costs and debt discounts were approximately $1,793,000. Debt issuance costs in the amount of $162,000 are recorded as deferred charges and included in the other current assets on the consolidated balance sheet. The debt discount and debt issuance costs are amortized into interest expense using the effective interest method over the terms of the Notes.

The details of the Notes are as follows:

Unless the Notes are converted, the principal amounts of the Notes, and accrued interest at the rate of 8% per annum, are payable on the one-year anniversary of the issuance of the Notes (the “Maturity Date”). If the Company fails to satisfy its loan obligation by the Maturity Date, the default interest rate will be the lesser of 16% and the maximum amount permitted by law.

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

From December 28, 2022 to April 6, 2023, the lenders of five outstanding Notes and the Company entered into two amendments to the Notes extending the term of the Notes for a total of additional 6 months.

From August 8 to September 7, 2023, the lenders of the outstanding Notes and the Company entered into an amendment to the Notes  that upon the listing of the Company’s common stock on the Nasdaq Capital Market (the “Uplist”), the Company shall within three (3) business days after the Uplist, pay to the Holders amounts equal to 105% of the total outstanding balance of the Convertible Debenture.

During the year ended December 31, 2023, principal and default charges totaling $1,200,000 were converted into 25,000 shares of common stock of the Company.

During the year ended December 31, 2023, principal, accrued and unpaid interest and default charges totaling $1,038,426 were converted into 69,228 shares of common stock of the Company. Two notes were fully converted.

On February 23, 2024, immediately upon the closing of the public offering (the “2024 Public Offering”), the Company made a full payment of $2,586,960 under the remaining five outstanding promissory notes, including the principal of $1,400,750 and the related accrued interests and default charges of $1,186,210.

During the nine months ended September 30, 2024 and 2023, amortization of discounts and issuance cost of the notes were $5,715 and $24,121, respectively.

For the three months ended September 30, 2024 and 2023, the Company recognized interest expenses of the Notes in the amount of nil and $139,876, respectively.

For the nine months ended September 30, 2024 and 2023, the Company recognized interest expenses of the Notes in the amount of $1,169,974 and $211,383, respectively.

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

During the nine months ended September 30, 2024, one lender exercised the Note Warrants cashlessly for 2,725 shares of common stock.

The fair values of these warrants as of September 30, 2024 were calculated using the Black-Scholes option-pricing model with the following assumptions:

					September 30, 2024
	Volatility (%)	Expected dividends yield (%)	Weighted average expected life (year)	Risk-free interest rate (%) (per annum)	Common stock purchase warrants liability as of December 31, 2023 ($)	Changes in fair value of common stock purchase warrants liability (+ loss/(- (gain) ($)	Common stock purchase warrants liability as of September 30, 2024 ($)
Convertible Note - Talos Victory (Note 9 (a))	567.0%	0.0%	0.6	5.03%	$43,113	$(27,995)	$15,118
Convertible Note - First Fire (Note 9 (a))	567.0%	0.0%	0.6	5.03%	98,375	(45,422)	52,953
Convertible Note - LGH (Note 9 (a))	567.0%	0.0%	0.6	5.03%	98,517	(39,999)	58,518
Convertible Note - Fourth Man (Note 9 (a))	567.0%	0.0%	0.7	5.03%	41,639	(15,628)	26,011
Convertible Note - Jeffery Street (Note 9 (a))	567.0%	0.0%	0.7	5.03%	26,264	(9,408)	16,856
Convertible Note - Blue Lake (Note 9 (a))	567.0%	0.0%	0.7	5.03%	70,463	(25,240)	45,223
Total				Total	$378,371	$(163,692)	$214,679

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

On February 20, 2024, the Company issued 2,160,000 shares of common stock at a public offering price of $5.00 per share in the 2024 Public Offering. The Company’s common stock began trading on the Nasdaq Capital Market under the ticker symbol “WETH” on February 21, 2024.

As of September 30, 2024, there were 11,931,534 shares of common stock issued and outstanding.

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

On July 16, 2023, the Company’s board of directors approved the reverse stock split of the Company’s common stock at a ratio of 1-for-20. On July 16, 2023, the Company filed a certificate of change (with an effective date of July 16, 2023) with the Nevada Secretary of State pursuant to Section 78.209 of the Nevada Revised Statutes to effectuate a 1-for-20 reverse stock split of its common stock. On September 11, 2023, the reverse stock split was approved by the Financial Industry Regulatory Authority and took effect on September 12, 2023. All share information included in this Quarterly Report has been adjusted as if the reverse stock split occurred as of the earliest period presented.

3) Closing of the 2024 Public Offering

On February 23, 2024, the Company closed its offering of 2,160,000 shares of common stock at a public offering price of $5.00 per share, for aggregate gross proceeds of $10.8 million before deducting underwriting discounts, and other offering expenses.

The Company complies with the requirements of FASB ASC Topic 340-10-S99-1, “Other Assets and Deferred Costs – SEC Materials” (“ASC 340-10-S99”) and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”, and charged issuance costs of $1,810,246 to additional paid-in capital during the nine months ended September 30, 2024.

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

During the nine months ended September 30, 2024, warrants for 35,861 shares of common stock related to above mentioned services were exercised. There were no warrants related to services remaining as of September 30, 2024.

As of September 30, 2024 and 2023, the Company recognized relevant share-based compensation expense of nil and nil for the vested shares, and nil and nil for the warrants, respectively.

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

Concentrations - The Company sells its products primarily to customers in the PRC and to some extent, the overseas customers in European countries and East Asia, such as South Korea and Taiwan. For the three months ended September 30, 2024, five customers accounted for approximately 21.4%, 19.5%, 15.9%, 14.4% and 12.0%, respectively, of the Company’s total revenue. For the three-month periods ended September 30, 2023, five customers accounted for approximately 20.5%, 17.4%, 15.7%, 15.6% and 12.3%%, respectively, of the Company’s revenue.

For the nine months ended September 30, 2024, five customers accounted for approximately 21.7%, 19.9%, 15.4%, 14.0% and 11.7%, respectively, of the Company’s total revenue. For the nine months ended September 30, 2023, five customers accounted for approximately 22.0%, 16.1%, 15.9%, 14.4%, and 11.6%, respectively, of the Company’s revenue.

The Company’s top ten customers aggregately accounted for 99.95% and 99.8% of the total revenue for the three months ended September 30, 2024 and 2023, and approximately 99.4% and 99.6% for the nine months ended September 30, 2024 and 2023. As of September 30, 2024, seven customers accounted for approximately 19.7%, 17.3%, 16.6%, 11.9%, 11.4%, 11.0% and 10.4% of the total accounts receivable balance, respectively.

The Company purchases its raw materials through various suppliers. Raw material purchases from these suppliers which individually exceeded 10% of the Company’s total raw material purchases, accounted for an aggregate of approximately 23.8% (two suppliers) and 23.0% (two suppliers) for the three months ended September 30, 2024 and 2023, respectively, and approximately 39.55% (three suppliers) and 11.9% (one supplier) for the nine months ended September 30, 2024 and 2023, respectively.

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

i)	A share transfer dispute case with Yunqing Su for a disputed amount of RMB1,318,604 (equivalent to $185,721)

On June 22, 2017, Yunqing Su, a former shareholder of Sichuan Wetouch, entered into an Equity Investment Agreement with Sichuan Wetouch and Guangde Cai, pursuant to which Yunqing Su would invest RMB1 million (equivalent to $140,847) to purchase 370,370.37 original proposed listed shares of the proposed listed company on Australian capital market, Sichuan Wetouch, and provided for the exit mechanism in the agreement. However, the target company failed to be listed on Australian capital market prior to December 31, 2017 as agreed. On June 22, 2017, Guangde Cai and Yunqing Su entered into a supplementary agreement, pursuant to which Guangde Cai shall repurchase all of Yunqing Su’s equity interests and pay the interest. Sichuan Wetouch repaid Yunqing Su the interest of RMB220,000 (equivalent to $30,986) and the principal of RMB128,000 (equivalent to $18,028) in November 2018. However, upon the expiration of the supplementary agreement, Sichuan Wetouch and Guangde Cai failed to repay the remaining principal balance plus interest owed to Yunqing Su. Yunqing Su subsequently sued Sichuan Wetouch and Guangde Cai in the Renshou County People’s Court of Sichuan Province, and the case was filed on February 9, 2022.

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

On August 9, 2021, Lifan Financial filed a lawsuit against Chengdu Wetouch, Guangde Cai, Sichuan Wetouch, Meishan Wetouch and Xinjiang Wetouch in the Chengdu Intermediate People’s Court. The court ruled that: 1) the Financial Lease Contract (Sale and Leaseback) was terminated; 2) the leased property was owned by Lifan Financial; 3) Chengdu Wetouch shall pay Lifan Financial all outstanding rent and interest thereon in the total amount of RMB 22,905,807 (equivalent to $3.2 million) as well as the difference between the liquidated damages and the value of the leased property recovered, etc.

The parties executed a settlement agreement on March 7, 2023, pursuant to which the parties confirmed that the outstanding balance of RMB 22,905,807 (equivalent to $3.2 million) has been fully paid on December 23, 2021 and the above cases have been settled. As for the court acceptance fees that were not previously agreed upon by the parties, Chengdu Wetouch agreed to pay the court acceptance fee of RMB 250,470 (equivalent to $35,278). Chengdu Wetouch paid the aforesaid fees to Lifan Financial on March 10, 2023.

iv)	Legal case with Sichuan Renshou Shigao Tianfu Investment Co., Ltd and Renshou Tengyi Landscaping Co., Ltd. on a court acceptance fee of RMB103,232 (equivalent to $14,540)

On March 19, 2014, Chengdu Wetouch, a related party, obtained a two- and half-year loan of RMB15.0 million (equivalent to $2.1 million) from Chengdu Bank Co., Ltd. Gaoxin Branch (“Chengdu Bank Gaoxin Branch”), with Chengdu Hi-tech Investment Group Co., Ltd. (“CDHT Investment”) acting as guarantor to pay off the loan principal and related interests, and Sichuan Wetouch and Hong Kong Wetouch as guarantors, all of which were jointly and severally liable for such debts.

Upon the loan due in January 2017, Chengdu Wetouch defaulted the loan, thus, CDHT Investment filed a lawsuit against Chengdu Wetouch, Sichuan Wetouch, and Hong Kong Wetouch demanding a full repayment of such debts.

To support the local economic development as well as Chengdu Wetouch, two government-backed companies, Sichuan Renshou Shigao Tianfu Investment Co., Ltd. (“Sichuan Renshou”) and Renshou Tengyi Landscaping Co., Ltd. (“Renshou Tengyi”) provided their bank deposits of RMB 12.0 million (equivalent to $1.7 million) as collateral, while Mr. Guangde Cai and Sichuan Wetouch also provided counter-guarantee.

Upon the expiration of the guarantee, Chengdu Wetouch still defaulted on repayment. As a result, CDHT Investment levied this collateral of RMB12.0 million. On November 21, 2019, Sichuan Renshou and Renshou Tengyi filed a lawsuit with Chengdu Intermediate People’s Court demanding an asset recovery of RMB12.0 million (equivalent to $1.7 million) pursuant to the counter guarantee agreement.

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

On March 22, 2019, Chengdu High Investment Financing Guarantee Co., Ltd, (“Chengdu High Investment”) filed a lawsuit against Hong Kong Wetouch in the Chengdu Intermediate People’s Court, claiming that Hong Kong Wetouch was jointly liable as a guarantor for the debt payable by Chengdu Wetouch. On May 21, 2020, the court rendered a judgment ordering Hong Kong Wetouch to pay compensation of RMB17,467,042 (equivalent to $2,460,181), interest, liquidated damages, liquidated damages for late performance, etc.

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

vii)	Legal case with Chengdu Hongxin Shunda Trading Co., Ltd. on settlement of accounts payable and related fund interests totaling RMB3,021,294 ($425,540)

In March 2022, Sichuan Vtouch purchase steel products from Chengdu Hongxin Shunda Trading Co., Ltd. (“Chengdu Hongxin”) for facility construction, but failed to settle the accounts payable on time. In July 2023, Chengdu Hongxin filed a lawsuit with Chengdu Wuhou District People’s Court against the Company and its new facility constructors (the “three defendants”), of which Sichuan Chunqiu Development & Construction Group Co. Ltd. (“Chunqiu Co.”) as the primary contractor, requesting the settlement of the remaining accounts payable and the corresponding fund interests, penalties and legal fees, totaling of RMB3,021,294 ($425,540). The court made a judgment against the defendants for the repayment and ordered the freezing of bank accounts of these three defendants. On September 25, 2023, Sichuan Vtouch appealed to Chengdu Municipal Intermediate People’s Court, arguing the calculation of fund interests and penalties ordered by the lower court was unfair and not in line with the law regulations. On March 26, 2024, the appellate court upheld the original judgment. In April 2024, Chengdu Hongxin sought enforcement of the judgment in the amount of RMB2,556,537 ($351,791). As of the date of this Quarterly Report, the primary facility constructor Chunqiu Co. paid the above enforcement amount in full.

viii)	Legal case with Mr. Guangchang Liu on a refund of equity transfer price and related interests totaling RMB324,501 ($45,705)

In July 2022, Mr. Liu entered into an equity transfer agreement with Mr. Guangde Cai and Sichuan Vtouch with the intention to subscribe the Company’s shares of 20,000 for RMB315,245 ($44,104). In April 2023, Mr. Liu filed a lawsuit with Shenzhen Nanshan District People’s Court against Mr. Guangde Cai and Sichuan Vtouch requesting the refund of this equity transfer price and related interests totaling RMB324,501 ($45,705). On December 13, 2023, the dispute was resolved through court-mediated settlement, with the defendants ordered to pay the required funds and associated legal fees by the end of 2023, along with any applicable default interest in the event of late payment. Mr. Cai made the repayment of the subscription fund and legal fees in full (totaling RMB 303,083.76) in January 2024 and the related default interests of approximately RMB29,300 (equivalent to $4,127). The above repayments totaling RMB332,383.76 (equivalent to $46,815). On November 5, 2024, Mr. Guangde Cai signed a liability waver agreement with Sichuan Vtouch, discharging any joint liability of Sichuan Vouch accordingly.

ix)	Legal case with Sichuan Yali Cement Manufacturing Co., Ltd. and Sichuan Chunqiu Development & Construction Group Co. Ltd. on a debt payable of RMB RMB1,656,480 (equivalent to $233,310) and related interest, legal fees and penalties.

On August 10, 2021, Sichuan Yali Cement Manufacturing Co., Ltd. (“Yali Co.”) and Chunqiu Co. entered into construction materials purchase contract for Sichuan Vtouch’s new facility. Under this contract, Sichuan Vtouch was jointly liable for the payment settlement between Yali Co. and Chunqiu Co.

On February 15, 2023, Yali Co. filed a lawsuit against Chunqiu Co. with the Chengdu Wenjiang District People’s Court, claiming that Chunqiu Co. should pay the remaining debt of RMB RMB1,656,480 (equivalent to $233,310) and related interest, legal fees and penalties, and that Sichuan Vtouch should be jointly liable for the debt payable by Chunqiu Co. On August 2, 2023, the court rendered a judgment ordering Chunqiu Co. to pay to Yali Co. for above mentioned amount. Sichuan Vtouch was ordered joint liability of such aforesaid repayment.

On August 22, 2023, Chunqiu Co. appealed to Chengdu Municipal Intermediate People’s Court against Yali Co. and Sichuan Vtouch, requesting Sichuan Vtouch to be responsible for this debt payable. On October 30, 2023, the court ordered Chunqiu Co. to repay all the debts, and Sichuan Vtouch to bear the joint and several liability for the above debts of Chunqiu Co. including a court fee of RMB10,627 ($1,497) with Chunqiu Co. As of September 30, 2024, Chunqiu Co. made full payment of remaining debt of RMB RMB1,656,480 (equivalent to $233,310) and the payment of related court fee of RMB10,627 ($1,497) in full.

Capital Expenditure Commitment

As of September 30, 2024, the Company had commitment of RMB5.0 million (equivalent to $0.7 million) for construction in progress.

NOTE 14 — REVENUES

The Company’s geographical revenue information was set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Sales in PRC	$7,429,211	$7,423,695	$24,671,308	$25,819,405
Sales in Overseas
-Republic of China (ROC, or Taiwan)	2,253,523	1,943,123	7,859,989	5,962,410
-South Korea	1,830,671	1,742,589	5,959,287	5,387,021
-Others	24,584	14,199	159,239	162,662
Sub-total	4,108,778	3,699,910	13,978,515	11,512,093
Total Revenue	$11,537,989	$11,123,605	$38,649,823	$37,331,498

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

As of the date of this Quarterly Report, we anticipate completing the building construction, including the newly planned touch machine construction area by the end of the first quarter of 2025 and commence production in the third quarter of 2025.

Highlights for the three months ended September 30, 2024 include:

●	Revenues were $11.5 million, an increase of 3.6% from $ 11.1 million in the third quarter of 2023

●	Gross profit was $4.4 million, a decrease of 8.3% from $ 4.8 million in the third quarter of 2023

●	Gross profit margin was 38.4% as compared to 42.9% in the third quarter of 2023

●	Net income was $2.7 million, a decrease of 6.9% from $ 2.9 million in the third quarter of 2023

●	Total volume shipped was 548,335 units, a decrease of 1.6% from 557,503 units in the third quarter of 2023

Results of Operations

The following table sets forth, for the periods indicated, statements of income data:

(in US Dollar millions, except percentage)	For the Three Months Ended September 30,		Change	For the Nine Months Ended September 30,		Change
	2024	2023	%	2024	2023	%
Revenues	$11.5	$11.1	3.6%	$38.6	$37.3	3.5%
Cost of revenues	(7.1)	(6.3)	12.7%	(26.0)	(20.2)	28.7%
Gross profit	4.4	4.8	(8.3)%	12.6	17.1	(26.3)%
Total operating expenses	(0.9)	(0.5)	80.0%	(3.1)	(2.4)	29.2%
Operating income	3.5	4.3	(18.6)%	9.5	14.7	(35.4)%
Total other income (expenses)	0.1	(0.3)	(133.3)%	(0.9)	(0.3)	200.0%
Interest expense	0.0	0.1	(100.0)%	(1.2)	(0.2)	500.0%
Income before income taxes	3.6	4.0	(10.0)%	8.6	14.4	(40.3)%
Income tax expense	(0.9)	(1.1)	(18.2)%	(2.7)	(4.1)	(34.1)%
Net income	$2.7	$2.9	(6.9)%	$5.9	$10.3	(42.7)%

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

Revenues

We generated revenue of $11.5 million for the three months ended September 30, an increase of $0.4 million, or 3.6%, compared to $11.1 million in the same period of last year. This was due to an increase of 3.6% in the average selling price of our products, and 1.7% positive impact from exchange rate due to appreciation of RMB against US dollars, partially offset by a decrease of 1.6% in sales volume compared with that of the same period of last year.

	For the Three Months Ended September 30,
	2024		2023		Change	Change
	Amount	%	Amount	%	Amount	%
	(in US Dollar millions except percentage)
Revenue from sales to customers in Mainland China	$7.4	64.3%	$7.4	66.7%	$0.0	0.0%
Revenue from sales to customers overseas	4.1	35.7%	3.7	33.3%	0.4	10.8%
Total Revenues	$11.5	100%	$11.1	100%	$0.4	3.6%

	For the Three Months Ended September 30,
	2024		2023		Change	Change
	Unit	%	Unit	%	Unit	%
	(in UNIT, except percentage)
Units sold to customers in Mainland China	349,960	63.8%	365,623	65.6%	(15,663)	(4.3)%
Units sold to customers overseas	198,375	36.2%	191,880	34.4%	6,495	3.4%
Total Units Sold	548,335	100%	557,503	100%	(9,168)	(1.6)%

(i) PRC market

For the three months ended September 30, 2024, we recorded the same revenue of $7.4 million in the domestic market compared to the same period of last year. During the third quarter of 2024, the Company had an increase of $3.0% in the average RMB selling price of our products, and 1.7% positive impact from exchange rate due to appreciation of RMB against US dollars, partially offset by a decrease of 4.3% in sales volume, primarily due to lower sales volume of industrial control computer touchscreens, POS touchscreens, and gaming touchscreens, compared with those of the same period of last year.

As for the RMB selling price, the increase of 3.0% was mainly due to the higher selling price of new models of higher-end products such as medical touchscreen and automotive touchscreens in the domestic market during the three months ended September 30, 2023.

The macroeconomic conditions in China in 2024 continued to be exacerbated from the impact of three years of zero-COVID lockdowns since 2020, resulted in overall weaker market demand and reduced sales orders in the touchscreen business. Despite of sales decreased by 4.7% in South China and 5.6% in Eastern China, we achieved 6.4% sales increase in Southwest China during the three months ended September 30, 2024 as compared to that of last year.

(ii) Overseas market

For the three months ended September 30, 2024, revenues from the overseas market were $4.1 million as compared to $3.7 million of the same period of 2023, representing an increase by $0.4 million, or 10.8%, mainly due to (i) an increase of 3.4% sales volume, particularly in gaming touchscreens and automotive touchscreens,  (ii) an increase of 4.9% in average RMB selling price mainly in industrial control computer touchscreens and automotive touchscreens products, and (iii) 1.7% positive impact from exchange rate due to appreciation of RMB against US dollars, as compared with those of the same period of last year.

The following table summarizes the breakdown of revenues by categories in US dollars:

	Revenues For the Three Months Ended September 30,
	2024		2023		Change	Change
	Amount	%	Amount	%	Amount	Margin%
	(in US Dollars, except percentage)
Product categories by end applications
Automotive Touchscreens	$3,193,024	27.7%	$2,945,460	26.5%	$247,564	8.4%
Industrial Constrol Computer Touchscreens	2,243,509	19.4%	2,297,924	20.7%	(54,415)	(2.4)%
Gaming Touchscreens	1,830,671	15.9%	1,742,589	15.7%	88,082	5.1%
POS Touchscreens	1,661,568	14.4%	1,738,935	15.6%	(77,367)	(4.4)%
Medical Touchscreens	1,647,650	14.3%	1,398,203	12.6%	249,447	17.8%
Multi-Functional Printer Touchscreens	961,567	8.3%	1,000,494	9.0%	(38,927)	(3.9)%
Total Revenues	$11,537,989	100.0%	$11,123,605	100.0%	$414,384	3.6%

The Company continued to shift production mix from traditional lower-end products to high-end products such as medical touchscreens and automotive touchscreens, primarily due to (i) greater growth potential of computer screen models in China and overseas market, and (ii) the stronger demand on higher-end touch screens made with better materials and better quality.

Gross Profit and Gross Profit Margin

	For the Three Months Ended September 30,		Change
(in millions, except percentage)	2024	2023	Amount	%
Gross Profit	$4.4	$4.8	$(0.4)	(8.3)%
Gross Profit Margin	38.4%	42.9%		(4.5)%

Gross profit was $4.4 million in the third quarter ended September 30, 2024, compared to $4.8 million in the same period of 2023. Our gross profit margin decreased to 38.4% for the third quarter ended September 30, 2024, as compared to 42.9% for the same period of 2023, primarily due to the increase of cost of goods sold by 11.9%, including the increase of 11.9% in cost of materials, 12.2% in utility cost, and 25.5% in labor costs due to new hiring of technicians since the first quarter of 2024. The rising chip cost has stabilized in the third quarter ended September 30, 2024 compared to the first quarter of 2024.

Selling Expenses

	For the Three Months Ended September 30,		Change
(in millions, except percentage)	2024	2023	Amount	%
Selling Expenses	$0.2	$0.3	$(0.1)	(33.3)%
as a percentage of revenues	1.7%	2.7%		(1.0)%

Selling expenses were $0.2 million for the three months ended September 30, 2024, compared to $0.3 million in the same period in 2023, representing a decrease of $0.1 million, or 33.3%. The decrease was primarily due to a decrease in traveling expenses, as the sales department increasingly utilized online communications for sales forecasting and marketing evaluations during the three months ended September 30, 2024.

General and Administrative Expenses

	For the Three Months Ended September 30,		Change
(in millions, except percentage)	2024	2023	Amount	%
General and Administrative Expenses	$0.7	$0.2	$0.5	250.0%
as a percentage of revenues	6.1%	1.8%		4.3%

General and administrative expenses were $0.7 million for the three months ended September 30, 2024, compared to $0.2 million in the same period in 2023, representing an increase of $0.7 million, or 250.0%. The increase was primarily due to amortized $0.6 million consulting service fees (see Note 4 (iii) of the accompanying financial statements) and the increase of $0.1 million professional fees during the three months ended September 30, 2024.

Research and Development Expenses

	For the Three Months Ended September 30,		Change
(in US dollars, except percentage)	2024	2023	Amount	%
Research and Development Expenses	$43,859	$20,580	$23,279	113.1%
as a percentage of revenues	0.4%	0.2%		0.2%

Research and development expenses were $43,859 for the three months ended September 30, 2024 compared to $20,580 in the same period in 2023, representing an increase of $23,279, or 113.1%, due to the increased R&D material consumption.

Operating Income

Total operating income was $3.5 million for the three months ended September 30, 2024 as compared to $4.3 million of the same period of last year, primarily due to lower gross margin and higher general and administrative expenses and research & development expenses, partially offset by lower selling expenses for the three months ended September 30, 2024.

Gain (loss) on Changes in Fair Value of Common Stock Purchase Warrants

	For the Three Months Ended September 30,		Change
(in millions, except percentage)	2024	2023	Amount	%
Gain (loss) on changes in fair value of common stock purchase warrants	$0.1	$(0.2)	$0.3	(150.0)%
as a percentage of revenues	0.9%	1.8%		(0.9)%

Gain on changes in fair value of common stock purchase warrants for the three months ended September 30, 2024 was $0.1 million as compared to loss of $0.2 million on changes in fair value of common stock purchase warrants in the same period of 2023, respectively.

Income Taxes

	For the Three Months Ended September 30,		Change
(in millions, except percentage)	2024	2023	Amount	%
Income before Income Taxes	$3.6	$4.0	$(0.4)	(10.0)%
Income Tax (Expense)	(0.9)	(1.1)	0.2	(18.2)%
Effective income tax rate	26.9%	28.7%		3.9%

The effective income tax rates for the three months ended September 30, 2024 and 2023 were 26.9% and 28.7%, respectively.

Net Income

As a result of the above factors, we had a net income of $2.7 million in the third quarter of 2024 compared to a net income of $2.9 million in the same quarter of 2023.

Results of Operations - Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Revenues

We generated revenue of $38.6 million for the nine months ended September 30, 2024, an increase of $1.3 million, or 3.5%, compared to $37.3 million in the same period of last year. This was mainly due to an increase of 1.8% in sales volume, and an increase of 4.0% in the average RMB selling price of our products, partially offset by 2.3% negative impact from exchange rate due to depreciation of RMB against US dollars, compared with those of the same period of last year.

	For the Nine Months Ended September 30,
	2024		2023		Change	Change
	Amount	%	Amount	%	Amount	%
	(in US Dollar millions except percentage)
Revenue from sales to customers in PRC	$24.7	64.0%	$25.8	69.2%	$(1.1)	(4.3)%
Revenue from sales to customers overseas	13.9	36.0%	11.5	30.8%	2.4	20.9%
Total Revenues	$38.6	100%	$37.3	100%	$1.3	3.5%

	For the Nine Months Ended September 30,
	2024		2023		Change	Change
	Unit	%	Unit	%	Unit	%
	(in UNIT, except percentage)
Units sold to customers in PRC	1,153,140	63.5%	1,207,931	66.5%	(54,791)	(4.5)%
Units sold to customers overseas	662,270	36.5%	574,988	33.5%	87,282	15.2%
Total Units Sold	1,815,410	100%	1,782,919	100%	32,491	1.8%

(i) PRC market

For the nine months ended September 30, 2024, revenue from PRC market decreased by $1.1 million or 4.3% as a combined result of (i) a decrease of 4.5% in sales volume, particularly in multi-functional printer touchscreens, medical touchscreens and automotive touchscreens, (ii) 2.3% negative impact from exchange rate due to depreciation of RMB against US dollars, and partially offset by (iii) an increase of 2.6% in the average RMB selling price of our products, compared with those of the same period of last year.

As for the RMB selling price, the increase of 2.6% was mainly due to the increased sales of new models of higher-end products such as medical touchscreens and automotive touchscreens with higher selling prices in the domestic market during the nine months ended September 30, 2024

The macroeconomic conditions in China in 2024 continued to be exacerbated from the impact of three years of zero-COVID lockdowns since 2020, resulted in overall weaker market demand and reduced sales orders in the touchscreen business. Despite of sales decreased by 6.0% in South China and 5.2% in East China, we achieved sales increase by 4.4% in Southwest China during the nine months ended September 30, 2024 as compared to that of last year.

(ii) Overseas market

For the nine months ended September 30, 2024, revenues from overseas market was $13.9 million as compared to $11.5 million of the same period of 2023, representing an increase by $2.4 million or 20.9% mainly due to i) an increase of 15.2% in sales volume, particularly in industrial control touchscreens, gaming touchscreens and automotive touchscreens (ii) 7.5% increase in average RMB selling price during the nine months ended September 30, 2024, partially offset by (iii) the 2.3% negative impact from exchange rate due to depreciation of RMB against US dollars ,compared with those of the same period of last year.

The following table summarizes the breakdown of revenues by categories in US dollars:

	Revenues For the Nine Months Ended September 30,
	2024		2023		Change	Change
	Amount	%	Amount	%	Amount	Margin%
	(in US Dollars, except percentage)
Product categories by end applications
Automotive Touchscreens	$10,769,342	27.9%	$9,390,350	25.2%	$1,378,992	14.7%
Industrial Control Computer Touchscreens	7,458,806	19.3%	7,392,780	19.8%	66,026	0.9%
Gaming Touchscreens	5,959,287	15.4%	5,387,021	14.4%	572,266	10.6%
Medical Touchscreens	5,791,538	15.0%	5,380,498	14.4%	411,040	7.6%
POS Touchscreens	5,544,124	14.3%	6,084,523	16.3%	(540,399)	(8.9)%
Multi-Functional Printer Touchscreens	3,126,726	8.1%	3,696,326	9.9%	(569,600)	(15.4)%
Total Revenues	$38,649,823	100.0%	$37,331,498	100.0%	$1,318,325	3.5%

The Company continued to shift production mix from traditional lower-end products such as touchscreens used in industrial control computer industries to high-end products such as automotive touchscreens, gaming touchscreen, and medical touchscreens, primarily due to (i) greater growth potential of computer screen models in China, and (ii) the stronger demand on higher-end touch screens made with better materials and better quality.

Gross Profit and Gross Profit Margin

	For the Nine Months Ended September 30,		Change
(in millions, except percentage)	2024	2023	Amount	%
Gross Profit	$12.6	$17.1	$(4.5)	(26.3)%
Gross Profit Margin	32.7%	45.7%		(13.0)%

Gross profit was $12.6 million during the nine months ended September 30, 2023, compared to $17.1 million in the same period of 2023. Our gross profit margin increased to 32.7% for the nine months ended September 30, 2024, as compared to 45.7% for the same period of 2023, primarily due to the increase of cost of goods sold by 33.4%, resulting from the increase of 35.2% in costs of raw materials, including the increase of chip cost by 3.1%, and the increase of 24.4% of labor costs due to additional hiring of technicians, and the increase of 25.4% of utility cost during the nine months ended September 30, 2024. The rising chip cost has stabilized in the third quarter ended September 30, 2024 compared to the first quarter of 2024.

Selling Expenses

	For the Nine Months Ended September 30,		Change
(in millions, except percentage)	2024	2023	Amount	%
Selling Expenses	$0.9	$0.4	$0.5	125.0%
as a percentage of revenues	2.3%	1.1%		1.2%

Selling expenses were $0.9 million for the nine months ended September 30, 2024, compared to $0.4 million in the same period in 2023, representing an increase of $0.5 million, or 125.0%, primarily due to an increase in traveling expenses and logistics costs during the nine months ended September 30, 2024.

General and Administrative Expenses

	For the Nine Months Ended September 30,		Change
(in millions, except percentage)	2024	2023	Amount	%
General and Administrative Expenses	$2.1	$1.9	$0.2	10.5%
as a percentage of revenues	5.4%	5.1%		0.3%

General and administrative (G&A) expenses were $2.1 million for the nine months ended September 30, 2024, compared to $1.9 million in the same period in 2023, representing an increase of $0.2 million or 10.5%. The increase was primarily due to i) the amortized $1.3 million consulting service fees  (see Note 4 (iii) of the accompanying financial statements), ii) the increase of $0.1 million professional fees during the nine months ended September 30, 2024, partially offset by iii) the accrued private placement agent fees of $1.2 million related to the private placement consent agreement with representatives of an investment bank firm during the nine months ended September 30, 2023 (see Note 8 (ii) of the accompanying financial statements).

Research and Development Expenses

	For the Nine Months Ended September 30,		Change
(in US dollars, except percentage)	2024	2023	Amount	%
Research and Development Expenses	$129,808	$61,849	$67,559	109.9%
as a percentage of revenues	0.3%	0.2%		0.1%

Research and development (R&D) expenses were $129,808 for the nine months ended September 30, 2024 compared to $61,849 in the same period in 2023, due to the increased R&D material consumption.

Operating Income

Total operating income was $9.5 million for the nine months ended September 30, 2024 as compared to $14.7 million of the same period of last year, primarily due to lower gross profit, higher selling expenses, general & administration expenses and research and development expenses.

Gain (loss) on changes in fair value of Common Stock Purchase Warrants

	For the Nine Months Ended September 30,		Change
(in millions, except percentage)	2024	2023	Amount	%
Gain (loss) on changes in fair value of Common Stock Purchase Warrants	$0.2	$(0.1)	$0.3	300.0%
as a percentage of revenues	1.7%	0.9%		0.8%

Gain on changes in fair value of common stock purchase warrants was $0.2 million and loss on changes of $0.1 for the nine months ended September 30, 2024 and 2023, respectively (See Note 9 (b)).

Interest Expenses

	For the Nine Months Ended September 30,		Change
(in millions, except percentage)	2024	2023	Amount	%
Interest Expenses	$1.2	$0.2	$1.0	500.0
as a percentage of revenues	3.1%	0.6%		2.5%

For the nine months ended September 30, 2024 and 2023, the Company recognized interest expenses from cetain convertible promissory notes in the amount of $1,169,974 (mainly contributable to the default interest charges of $1,145,995 upon the repayment of the notes payable) and $211,383, respectively. (See Note 9 (a) of the accompanying financial statements).

Income Taxes

	For the Nine Months Ended September 30,		Change
(in millions, except percentage)	2024	2023	Amount	%
Income before Income Taxes	$8.6	$14.4	$(5.8)	(40.3)%
Income Tax (Expense)	(2.7)	(4.1)	(1.4)	(34.1)%
Effective income tax rate	25.4%	28.5%		(3.1)%

The effective income tax rates for the nine months ended September 30, 2024 and 2023 were 25.4% and 28.4%, respectively.

Our PRC subsidiary Sichuan Vtouch had $106.7 million of cash as of September 30, 2024, which are planned to be indefinitely reinvested in PRC. The distributions from our PRC subsidiary are subject to the U.S. federal income tax at 21%, less any applicable foreign tax credits. Due to our policy of indefinitely reinvesting our earnings in our PRC business, we have not provided for deferred income tax liabilities related to PRC withholding income tax on undistributed earnings of our PRC subsidiaries.

Net Income

As a result of the above factors, we had a net income of $5.9 million for the nine months ended September 30, 2024 compared to a net income of $10.3 million in the same period of 2023.

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

As of September 30, 2024, we had current assets of $120.0 million, consisting of $106.7 million in cash, $9.7 million in accounts receivable, $0.2 million in inventories, and $3.4 million in prepaid expenses and other current assets Our current liabilities as of September 30, 2024 were $3.4 million, which is comprised of $1.2 million in accounts payable, $0.4 million due to related parties, $1.0 million in income tax payable, and $0.8 million in accrued expenses and other current liabilities.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities for the nine months ended September 30, 2024 and 2023:

	For the Nine Months Ended September 30,
(in US Dollar millions)	2024	2023
Net cash (used in) provided by operating activities	$(0.7)	$9.0
Net cash used in investing activity	(0.1)	-
Net cash provided by financing activities	8.0	39.9
Effect of foreign currency exchange rate changes on cash and cash equivalents	1.5	(6.2)
Net increase in cash and cash equivalents	8.7	42.7
Cash and cash equivalents at the beginning of period	98.0	51.2
Cash and cash equivalents at the end of period	$106.7	$93.9

Operating Activities

Net cash used in operating activities was $0.7 million for the nine months ended September 30, 2024 as compared to $9.0 million provided by operating activities for the same period of the last year, primarily due to (i) the decrease of $4.4 million net income and the increase of $0.3 million of gain on changes in fair value of common stock purchase warrants liability for the nine months ended September 30, 2024 as compared to the same period of 2023, (ii) the decrease of $0.2 million in inventories, and $2.6 million in prepaid and other current assets, (iii) the decrease of $0.2 million in income tax payable and $5.8 million in accrued expenses and other current liabilities, partially offset by (v) the decrease of $3.4 million in accounts receivable and the increase of $0.4 million in accounts payable for the nine months ended September 30, 2024.

Investing Activity

Net cash used in investing activity for the nine months ended September 30, 2024 was $0.1 million for the purchase of property, plant and equipment.

There was no cash flow in investing activities for the nine months ended September 30, 2023.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2024 was $8.0 million, including $9.0 million in net proceeds from the 2024 Public Offering and $0.4 million in proceeds of interest-free advances from a related party, partially offset by $1.4 million repayment of convertible promissory notes.

Net cash provided by financing activities for the nine months ended September 30, 2023 was $40.0 million, including $40.0 million in proceeds from stock issuance in a private placement, partially offset by the repayment of $55,000 convertible promissory note payable.

As of September 30, 2024, our cash and cash equivalents were $106.7 million, as compared to $98.0 million at December 31, 2023.

Days Sales Outstanding (“DSO”) has decreased to 60 days for the nine months ended September 30, 2024 from 77 days for the year ended December 31, 2023.

The following table provides an analysis of the aging of accounts receivable as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
–Current	$3,877,220	$3,740,488
–1-3 months past due	3,903,309	2,635,045
–4-6 months past due	1.952.229	1,079,719
Total accounts receivable	$9,732,758	$7,455,252

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

Holding Company Structure

There have been no changes to the Company’s holding company structure during the nine months ended September 30, 2024. For more details, refer to the Company’s holding company structure disclosures set forth in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Holding Company Structure” of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Form 10-K”).

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

Capital Expenditure Commitment

As of September 30, 2024, the Company had commitment of RMB5.0 million (equivalent to $0.7 million) for construction in progress.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2024, as a result of the material weaknesses identified below.

In light of the material weaknesses, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP. Based on such analysis and notwithstanding the identified material weaknesses, our management, including our Chief Executive Officer and Chief Financial Officer, believe the unaudited condensed consolidated financial statements included in this Quarterly Report fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Material Weaknesses

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

The material weaknesses related to internal control over financial reporting that were identified in the 2023 Form 10-K and still applied as of September 30, 2024 were:

●	Inadequate segregation of duties consistent with control objectives;

●	Lack of formal policies and procedures; and

●	Lack of risk assessment procedures on internal controls to detect financial reporting risks on a timely manner.

As a result, we were not able to achieve adequate segregation of duties and were not able to provide for adequate review of the financial statements.

Management’s Plan to Remediate the Material Weaknesses

Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weaknesses are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions planned include:

●	Identify gaps in our skillset and the expertise of our staff required to meet the financial reporting requirements of a public company; and

●	Continue to develop policies and procedures on internal control over financial reporting and monitor the effectiveness of operations on existing controls and procedures;

During the nine months ended September 30, 2024, the management has not addressed the material weaknesses on internal control and will continue to implement the above improvement plans to ensure our financial reporting in compliance with US GAAP and SEC filing requirements.

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

Changes in Internal Control over Financial Reporting

As described above, the Company is taking steps to remediate the material weaknesses noted above. Other than in connection with these remediation steps, there have been no changes in our internal control over financial reporting during the nine months ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Except for the additional risk factors set forth below, there have been no material changes to our Risk Factors as disclosed in our 2023 Form 10-K and our quarterly reports on Form 10-Q, as filed with the SEC on April 17, 2024, June 14, 2024 and August 19, 2024, respectively.

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

On July 2, 2024, the Board of the Company approved and authorized a stock repurchase program (the “Repurchase Program”), pursuant to which the Company intends to repurchase up to $15 million of its common stock, from time to time, for a purchase price of not less than $1.50 per share and not more than $4 per share, in the open market or privately negotiated transactions, with Westpark Capital, Inc. (“Westpark”) as the exclusive agent for the Repurchase Program. The Repurchase Program commenced on July 1, 2024, and will terminate on the date to be determined by the Board. The Repurchase Program does not have a fixed expiration date and may be suspended or discontinued at any time. The Repurchase Program will be terminated automatically upon the date that the aggregate purchases under the Repurchase Program reach $15 million. Pursuant to the Repurchase Program, the Company is not obligated to repurchase any specific number of shares of its common stock and shall not repurchase more than 25% of the average daily volume of its stock over the previous 20 trading days. The timing, manner, price, and amount of any repurchases will be determined by us at our discretion and will depend on a variety of factors, including business, economic and market conditions, prevailing stock prices, corporate and regulatory requirements, and other considerations. We cannot guarantee that the Repurchase Program will be fully consummated or that it will enhance long-term stockholder value.  The Repurchase Program could also affect the trading price of our common stock and increase volatility, and any announcement of a reduction, suspension or termination of the Repurchase Program may result in a decrease in the trading price of our common stock. In addition, repurchasing our common stock could diminish our cash and cash equivalents and marketable securities available to fund working capital, repayment of debt, capital expenditures, strategic acquisitions, investments, or business opportunities, and other general corporate purposes, which may adversely affect our result of operations and financial condition.

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

	By:	/s/ Zongyi Lian
Date: November 14, 2024		Zongyi Lian
Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ Xing Tang
Date: November 14, 2024		Xing Tang
Chief Financial Officer
(Principal Financial and Accounting Officer)