Form 10-K
period 2024-12-31
Wetouch Technology Inc.
filed 2025-09-11
CIK 1826660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to __________

Commission File Number: 001-41957

Wetouch Technology Inc.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	20-4080330
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

No. 29, Third Main Avenue Shigao Town, Renshou County Meishan, Sichuan, China	620500
(Address of Principal Executive Offices)	(Zip Code)

(86) 28-37390666

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	WETH	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file Reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a small Reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller Reporting company” or an “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial Reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 28, 2024 (the last business date of the registrant’s most recently completed second fiscal quarter), based on the last sale price of the registrant’s common stock on such date, was $31,379,934.

As of September 8, 2025, there were 11,931,534 shares of common stock of the registrant issued and outstanding.

WETOUCH TECHNOLOGY INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2024

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report, including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). Forward-looking statements generally relate to future events or our future financial or operating performance and may include statements concerning, among other things, financial results; business plans; future liabilities and other obligations; impairments and amortization; estimates of the financial impact of certain items, accounting treatment, events or circumstances; and capital allocation. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the reasons described in our “Business,” “Risk Factors,” and “Management Discussion and Analysis of Financial Condition and Result of Operations” sections, as well as those discussed elsewhere in this Annual Report. In some cases, you can identify these forward-looking statements by terms such as “anticipate,” “believe,” “continue,” “could,” “depends,” “estimate,” “expects,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” “assumption” or “judgment” or the negative of those terms or other similar expressions, although not all forward-looking statements contain those words.

These forward-looking statements present our estimates and assumptions only as of the date of this Annual Report and are subject to several known and unknown risks, uncertainties, and assumptions. Accordingly, you are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. There can be no assurance that actual results will not materially differ from expectations. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	Our reliance on our top customers is significant. Failure to attract new customers or retain existing ones cost-effectively could materially and adversely impact our business, financial condition, and results of operations.

●	We hold a substantial amount of accounts receivable, which may become uncollectible.

●	Our capacity to uphold the quality and safety standards of our products.

●	Our ability to compete effectively within the touchscreen display industry.

●	Without substantial additional financing, our ability to execute our business plan will be compromised.

●	Failure to secure the certificate of land use right for a new parcel from the local PRC government, as well as acquiring and installing new production lines on the new parcel, could materially and adversely affect our business, financial condition, and results of operations.

●	Revocation or unavailability of preferential tax treatments and government subsidies, or successful challenges to our tax liability calculation by PRC tax authorities, may necessitate payment of tax, interest, and penalties exceeding our tax provisions.

●	Significant interruptions in the operations of our third-party suppliers could potentially disrupt our operations.

●	Risks associated with fluctuations in the cost, availability, and quality of raw materials may adversely affect our results of operations.

●	We are reliant on key executives and highly qualified managers, and retention cannot be assured.

●	Absence of long-term contracts with our suppliers allows them to reduce order quantities or terminate sales to us at any time.

●	Failure to adopt new technologies to evolving customer needs or emerging industry standards may materially and adversely affect our business.

●	Lack of business liability or disruption insurance exposes us to significant costs and business disruption.

●	Adverse regulatory developments in Mainland China may subject us to additional regulatory review, restrictions, disclosure requirements, and regulatory scrutiny by the SEC, increasing compliance costs and hindering future securities offerings.

●	Our common stock may be prohibited from trading in the U.S. under the Holding Foreign Companies Accountable Act if PCAOB inspection of our auditor is incomplete, leading to delisting or prohibition and potential decline in stock value.

●	Changes in China’s economic, political, or social conditions or government policies may adversely affect our business and operations.

●	Uncertainties regarding the PRC legal system, including enforcement and sudden changes in laws and regulations, could adversely affect us and limit legal protections.

●	Fluctuations in exchange rates could materially and adversely affect our results of operations and your investment value.

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

PART I

ITEM 1. BUSINESS

Overview

Through our wholly-owned subsidiaries, we are engaged in the research, development, manufacturing, sales and servicing of medium- to large-sized projected capacitive touchscreens. We specialize in large-format touchscreens, which are developed and designed for a wide variety of markets and used in the financial terminals, automotive, Point of Sales, gaming, lottery, medical, Human-Machine Interface (“HMI”), and other specialized industries.

Our product portfolio comprises medium- to large-sized projected capacitive touchscreens ranging from 7.0 inch to 42-inch screens. In terms of the structures of touch panels, we offer (i) Glass-Glass (“GG”), primarily used in GPS/car entertainment panels in mid-size and luxury cars, industrial HMI, financial and banking terminals, POS and lottery machines; (ii) Glass-Film-Film (“GFF”), mostly used in high-end GPS and entertainment panels, industrial HMI, financial and banking terminals, and the lottery and gaming industry; (iii) Plastic-Glass (“PG”), typically adopted by touchscreens in GPS/entertainment panels, motor vehicle GPS, smart home, robotics and charging stations; and (iv) Glass-Film (“GF”), mostly used in industrial HMI.

Maintaining the industry standards for product quality and sustainability is one of our core values. Touchscreens produced by us not only have long life span with low maintenance, but also have strong anti-interference and anti-corrosion solutions, coupled with multi-touch capability and high light-transmittance ratio and stability. As a technology company, Sichuan Vtouch Technology Co., Ltd., our subsidiary in Mainland China (“Sichuan Vtouch”) has received certifications from domestic and international institutions, such as ISO9001 Quality Management Systems (QMS) Certification of Registration, ISO 14001 Environmental Management System (EMS) Certification of Registration, and RoHS SGS Certification (Restriction of Hazardous Substance Testing Certification).

We generate revenues through sales of our various touchscreen products. For the years ended December 31, 2024 and 2023, we recognized approximately $42.3 million and $39.7 million, respectively, in revenues.

We sell our touchscreen products both domestically in China and internationally, covering major areas in Mainland China, including but not limited to the eastern, southern, northern and southwest regions of Mainland China, Taiwan, South Korea, Germany and other countries. We believe that we have established a strong and diversified client base. For the years ended December 31, 2024 and 2023, our domestic sales accounted for approximately 64.7% and 69.7%, respectively, of our revenues, and our international sales accounted for approximately 35.3% and 30.3%, respectively, of our revenues.

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

BVI Wetouch was formed to acquire Hong Kong Wetouch Electronics Technology Limited (“Hong Kong Wetouch”), which it acquired on September 11, 2020. As a result, Hong Kong Wetouch became a wholly owned subsidiary of BVI Wetouch.

Hong Kong Wetouch was incorporated on May 5, 2016 and, on July 19, 2016, acquired all the shares of Sichuan Wetouch Technology Co., Ltd., a PRC company established on May 6, 2011 (“Sichuan Wetouch”). As a result, Sichuan Wetouch became a wholly owned subsidiary of Hong Kong Wetouch.

Through BVI Wetouch’s ownership of Hong Kong Wetouch (later dissolved) and Sichuan Wetouch, we indirectly owned the business of Sichuan Wetouch. Following the Reverse Merger, Sichuan Wetouch became our indirect wholly owned subsidiary.

Acquisition of HK Wetouch

Hong Kong Wetouch Technology Limited, a limited company organized under the laws of Hong Kong (“HK Wetouch”), was incorporated on December 3, 2020 to hold all the shares of Sichuan Vtouch Technology Co., Ltd., which was incorporated on December 30, 2020 in Chengdu, Sichuan, under the laws of The People’s Republic of China (“China,” or the “PRC”).

On March 12, 2021, BVI Wetouch, our wholly owned subsidiary, acquired all the shares of HK Wetouch from its sole shareholder, Guangde Cai (our former Chairman and Director). As a result, HK Wetouch became a wholly-owned subsidiary of BVI Wetouch. Immediately following the acquisition of HK Wetouch, BVI Wetouch owned (i) all the outstanding shares of Hong Kong Wetouch, which, in turn, owned all the outstanding shares of Sichuan Wetouch and (ii) all of the outstanding shares of HK Wetouch, which owned all the shares of Sichuan Vtouch.

On March 2, 2021, HK Wetouch acquired all shares of Hong Kong Wetouch. Hong Kong Wetouch was dissolved on March 18, 2022. In addition, as of March 31, 2021, Sichuan Wetouch’s business and operations were assumed by Sichuan Vtouch.

On March 30, 2023, an independent third party acquired all the shares of Sichuan Wetouch for a nominal amount.

Corporate Structure

The diagram below sets forth our corporate structure as of the date of this Annual Report.

Private Placement

On January 19, 2023, we entered into a securities purchase agreement with certain investors, pursuant to which we sold an aggregate of 160,000,000 shares of common stock of the Company for an aggregate purchase price of $40,000,000, or $0.25 per share. The net proceeds of the offering (after deducting legal and accounting fees and expenses) were used by the Company for working capital and general corporate purposes and the repayment of debt. The issuance of the shares in the private placement was exempted from registration pursuant to Section 4(a)(2) and/or Regulation S as promulgated by the U.S. Securities and Exchange Commission under the Securities Act. The securities are subject to transfer restrictions, and the certificates evidencing the shares will contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom.

Private Placement Consent Agreement

On March 18, 2023, the Company entered into a private placement consent agreement with a third-party investment bank firm (see Note 10) on the agent fees of US$1.2 million, payable only on the completion of a private placement. If the private placement is not completed by November 1, 2023, the representatives under the agreement reserve their rights to pursue any and all claims, actions or remedies available to them under the engagement between the Company and the private placement representatives. The Company made the full payment in February 2024.

Reverse Stock Splits

Since our incorporation, we have effected two reverse stock splits of our common stock.

2020 Reverse Stock Split:

Effective September 30, 2020, in connection with our name change from Gulf West Investment Properties, Inc. to Wetouch Technology Inc., we effected a 1-for-70 reverse stock split of our common stock. As a result, every 70 shares of outstanding common stock were exchanged for one share of new common stock. Our issued and outstanding shares decreased from 11,887,103 to 169,820, while the authorized common stock was adjusted to 300,000,000 shares and preferred stock to 10,000,000 shares, all with a par value of $0.001 per share.

2023 Reverse Stock Split:

On February 17, 2023, our board of directors (the “Board”) authorized a reverse stock split of our common stock at a ratio of not less than one to five (1:5) and not more than one to eighty (1:80), with the exact ratio and the timing of the reverse stock split to be determined by the Chairman of the Board. Upon effectiveness of such reverse stock split, the number of authorized shares of common stock of the Company will also be decreased in the same ratio.

On July 16, 2023, the Company’s board of directors approved the reverse stock split of the Company’s common stock at a ratio of 1-for-20. On July 16, 2023, the Company filed a certificate of change (with an effective date of July 16, 2023) with the Nevada Secretary of State pursuant to Section 78.209 of the Nevada Revised Statutes to effectuate a 1-for-20 reverse stock split of its common stock. On September 11, 2023, the reverse stock split was approved by the Financial Industry Regulatory Authority and took effect on September 12, 2023. All share information included in this annual report has been retroactively adjusted as if the reverse stock split had occurred as of the earliest period presented.

2024 Uplisting Offering

On February 20, 2024, we entered into an underwriting agreement with WestPark Capital, Inc. and Craft Capital Management LLC, as representatives (the “2024 Uplisting Offering Representatives”) of the underwriters listed in the underwriting agreement (the “Underwriters”), pursuant to which we agreed to sell to the Underwriters in a firm commitment underwritten public offering (the “2024 Uplisting Offering”) of an aggregate of 2,160,000  shares of our common stock, par value $0.001 per share, at a public offering price of $5.00 per share. The 2024 Uplisting Offering was conducted pursuant to a Registration Statement on Form S-1, as amended (SEC filed No. 333-270726), which was declared effective on February 14, 2024. In connection with the 2024 Uplisting Offering, our common stock began trading on the Nasdaq Capital Market under the symbol WETH on February 21, 2024. The 2024 Uplisting Offering closed on February 23, 2024 and generated gross proceeds of $10.8 million. We paid a total of approximately $0.8 million in underwriting discounts and commissions, and approximately $0.8 million for other costs and expenses related to the 2024 Uplisting Offering. Our net proceeds from the 2024 Uplisting Offering, after deducting the underwriting discount, the Underwriters’ fees and expenses, and our 2024 Uplisting Offering expenses, was approximately $9.2 million. We also issued the Representatives’ Warrants (the “2024 Uplisting Offering Representatives’ Warrants”) to the 2024 Uplisting Offering Representatives to purchase 43,200 shares of common stock at an exercise price equal to 125.0% of the public offering price.

Recent Development

 Since December 31, 2024, the Company has reported several material events in Current Reports on Form 8-K, including changes to the management of the Company; correspondence from Nasdaq regarding late periodic filings and the acceptance of our plan to regain compliance; a notice of deficiency with the $1.00 minimum bid price requirement; and a change in our independent registered public accounting firm. The Company submitted compliance plans to Nasdaq as requested and is working diligently to rectify the deficiencies as promptly as practicable to regain compliance with the Listing Rule.

The brief summaries that follow are qualified in their entirety by, and should be read together with, the Company’s Current Reports on Form 8-K filed since December 31, 2024.

Board changes. On April 29, 2025, Jing Chen resigned from the Board and its committees. Effective May 1, 2025, Jing Guo was appointed to the Board; committee roles were reconstituted as described in the Current Report on Form 8-K filed on May 2, 2025.

Nasdaq compliance - late filings. On May 27, 2025, Nasdaq notified the Company that it was not in compliance with Listing Rule 5250(c)(1) due to the delayed Form 10-K for the year ended December 31, 2024 and Form 10-Q for the quarter ended March 31, 2025. On June 26, 2025, Nasdaq accepted the Company’s plan of compliance and granted an exception through October 13, 2025 to file the outstanding Form 10-K (FY 2024) and Form 10-Qs for the quarters ended March 31 and June 30, 2025.

Auditor changes. On June 27, 2025, the Audit Committee dismissed Enrome LLP as the Company’s independent registered public accounting firm. The Company disclosed there were no disagreements or reportable events within the meaning of Item 304. On June 27, 2025, the Company appointed ST & Partners PLT as its independent registered public accounting firm.

Nasdaq compliance - bid-price notice. On July 15, 2025, Nasdaq notified the Company that it was not in compliance with the $1.00 minimum bid price requirement and provided a 180-day compliance period ending January 12, 2026.

For additional details, see the Company’s Current Reports on Form 8-K filed May 2, 2025; May 30, 2025; June 26, 2025; June 30, 2025; and July 15, 2025.

Our Products

We offer medium- to large-sized projected capacitive touchscreens, which can be categorized as set forth below:

Product Type	Description	Application

Product type GG	This is a double glass layer product, with a solid clear adhesive (SCA) between a layer of conductive glass and a layer of tempered glass. This type of touchscreen has the advantage of being able to be easily manufactured, with relatively low cost. However, products of this type in large sizes will require a greater degree of signal penetration and long distance transmission technology which will be more technically challenging to achieve.	Medium and high end GPS/car entertainment, finance, POS and lottery machines.

Product type GFF	This product uses a double layer of conductive films, with an optically clear adhesive (OCA) between a layer of tempered glass. The product’s functionality comes from the interaction between the multiple layers of conductive film and glass, which does not require extensive coating, lithography and etching. This type of product is anti- explosive and has relatively low manufacturing cost. However, products of this type in large sizes will require greater degree of signal penetration and long distance transmission technology which will be more technically challenging to achieve.	Financial, gaming and lottery, and medical industries

Product type PG	This product uses a layer of conductive glass, with an optically clear adhesive (OCA) between a layer of surface intensify PMMA (Poly Methyl methacrylate acid). The product’s functionality relies on the interaction between the layers of conductive glass. Like the GFF type, this product does not require extensive coating, lithography and etching and has relatively low manufacturing cost.	Motor vehicle GPS, smart home, robots and charging stations

Product type GF	This product uses a layer of conductive film, with an optically clear adhesive (OCa) between a layer of tempered glass. The product’s functionality relies on the interaction between the layers of conductive glass. Like the GFF type, this product does not require extensive coating, lithography and etching and has relatively low manufacturing cost.	Industrial HMI

As of December 31, 2024, product types GFF and GG constitute our main stream products, accounting for approximately an average of 38.5% and 52.7%, respectively, of our total revenues, with product types GF and PG accounting for 2.6%, 4.4% and 1.9%%, respectively, of our total revenues. As of December 31, 2023, product types GFF and GG constitute our main stream products, accounting for approximately an average of 41.8% and 51.7%, respectively, of our total revenues, with product types GF and PG and other raw materials accounting for 2.0%, 2.4% and 2.1%, respectively, of our total revenues.

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

For the year ended December 31, 2024, we had approximately $11.5 million in revenues generated from the sales of automotive touchscreens, accounting for 27.2% of our total revenues, with industrial HMI touchscreens accounting for 19.4%, gaming touchscreens for 15.3%, medical touchscreens for 14.9%, POS touchscreens for 14.8%, and multi-functional printer touchscreens for 8.4%, respectively, of our total revenues.

For the year ended December 31, 2023, we had approximately $9.8 million in revenues generated from the sales of automotive touchscreens, accounting for 24.6% of our total revenues, with industrial HMI touchscreens accounting for 19.9%, POS touchscreens for 16.7%, gaming touchscreens accounting for 14.1%, medical touchscreens for 14.6%, and multi-functional printer touchscreens for 10.1%, respectively, of our total revenues.

Our Customers

A sound customer base is critical to our success. We had five and six customers, each accounting for more than 10% of our revenues, for the years ended December 31, 2024 and 2023, respectively.

For the year ended December 31, 2024, each of our top five customers accounted for approximately 22.0%, 19.1%, 15.3%, 14.5% and 11.5%of our total revenues, representing 82.4% in the aggregate.

For the year ended December 31, 2023, each of our top six customers accounted for approximately 22.5%, 16.5%, 15.6%, 14.1%, 11.3% and 10.1% of our total revenues, representing 90.1% in the aggregate.

As Sichuan Wetouch’s business and operations have been assumed by Sichuan Vtouch, Sichuan Vtouch entered into sales framework agreements, which were entered into by Sichuan Wetouch previously with our top customers on December 31, 2021. The material terms of the sales framework agreements with our top customers provide:

●	The term of each sales framework agreement is four years, which may be renewed by a separate agreement upon expiration.

●	The customer shall purchase an annual minimum purchase amount for period from January 1 to December 31 each year as specified in the agreement. If the customer fails to purchase the minimum purchase amount in the applicable agreement, the customer will be deprived of the most favorable price treatment for the following year and rebate rewards for the current year.

●	We will send the price list to the customers at the beginning of each year. The specific execution price is subject to the order signed by the parties.

●	We have the right to adjust the price due to the market or other factors. When there is any adjustment, we shall send a written notice of such adjustment with 30 days in advance. Upon receipt of this notice, the customer may choose to accept the price adjustment or terminate the sales frame agreement.

●	For the first year, we grant the customers a credit limit of $1.5 million and a credit term of 3 months. During supply, the portion of payment that exceeds the credit line shall be paid before goods are delivered. In the next year, the credit will be increased according to the sales of the previous year, which shall be subject to the negotiation of both parties.

●	The customers shall make payment in full and on time according to the payment method and time of the purchase order and shall not delay or refuse to pay. If the customers fail to make payment within the agreed period of the purchase order and still fail to make payment after being urged by us, we may stop the supply and have the right to demand payment of a late fee of 0.3% of the contract amount per day from the customers; If the customers still refuse to make payment after 30 days of notice from us, we have the right to file a lawsuit with the court. The customers shall bear the litigation costs, lawyer’s fees, and other debt recovery costs.

●	We are required to provide products to customers pursuant to the delivery date and quantity, requirements included in the purchase orders and shall negotiate with customers if we are unable to so provide.

●	The customers are entitled to compensation of losses due to our failure to provide after-sale services.

●	Any violation of the terms of the agreements may result in the termination of the agreements and the breaching party shall be responsible for all business and economic losses and legal liabilities arising therefrom.

We do not typically enter into sales framework agreements with other customers but sell products to them through purchase orders.

The key terms of our purchase order typically include the following:

●	The product name, specification, quantity, price, order amount and delivery date are specified in each order.

●	Delivery method and packaging requirements are specified in each order

●	Payment terms are specified in each order.

●	Breach of order terms by customers in some orders.

●	Guaranty terms in some orders.

Sichuan Vtouch is obligated to provide 1) products per the specific requirements of the orders, and 2) unconditional defect warranty for our products generally for a term of one year. Any violation of the order terms may result in termination of the orders or replacement of our products.

For the years ended December 31, 2024 and 2023, we did not provide any extended payment terms to any of our customers. Our customers are required to make full payment within three to six months from the delivery date.

Sales and Marketing

We source our customers through multiple channels: (i) our own research through Search Engine Optimization (“SEO”) and outreach, (ii) referrals from our existing customers, (iii) our websites, which provide product information for sale, as well as telephone and email contact information; and (iv) industry exhibitions/expos.

Our main target markets are economically developed countries and regions, including Eastern, Southern, Northern and Southwest Mainland China, Taiwan, South Korea, and Germany. We believe that we have established a strong client base, including globally well-known institutional customers. Overseas sales were approximately $14.9 million in 2024 as compared to $12.1 million in 2023.

We target these overseas customers mainly via our online marketing efforts. In order to market our products, increase our market share, and secure more quality customers, we frequently participate in, and promote our products at, specific touchscreen technology exhibitions held internationally.

Our products are produced to order and are marketed directly by our own sales personnel. We do not rely on distributors to sell our products.

For the year ended December 31, 2024, the revenue from our domestic customers accounted for approximately 64.7% of our total revenues, with overseas customers accounting for approximately 35.3%of our total revenues.

For the year ended December 31, 2023, the revenue generated from our domestic customers accounted for approximately 69.7% of our total revenues, with overseas customers accounting for approximately 30.3% of our total revenues.

Our Suppliers

Sichuan Vtouch does not typically enter into supply agreements with suppliers. We can utilize any supplier we choose, and there are no minimum purchase requirements for orders.

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

We do not consider any of our suppliers to be material to our business, and we can utilize any supplier we choose at our sole discretion. Although we can utilize any supplier, we believe that we have established healthy and stable relationships with our significant suppliers.

We purchase our raw materials through various suppliers. For the year ended December 31, 2024, our top three suppliers, the only suppliers from whom our purchases individually exceeded 10% of our total raw material purchases, accounted for approximately 15.5%, 12.2% and 11.5%, respectively. For the year ended December 31, 2023, our top one supplier, the only supplier from whom our purchases individually exceeded 10% of our total raw material purchases, accounted for approximately 13.3%.

The general terms of the purchase order include specifications for product name, quantity, price, order amount, and delivery date, as well as delivery methods, packaging, inspection procedures, breach terms, and dispute resolution, all tailored to each order. Payment terms are also specified in each order. Additionally, all products must meet nationally or industry-mandated quality standards, with each order requiring a supplier’s quality certification. The supplier must unconditionally accept returns and either refund the purchase price in full or provide replacements if the products do not meet the required quality standards, are damaged, or significantly differ from what was ordered.

Production and Quality Control

The Company has adopted a made-to-order production model as follows:

This process is subject to continuous review and monitoring by the management team in consultation with engineers, electricians and other technical experts to ensure that finished products are of the highest quality and meet customer requirements and ISO9001 Quality Management Systems (QMS) standards.

In order to maintain product safety and a high standard of product quality, the Company implements a strict set of quality control policies and inspection protocols. These policies and protocols are enforced by the Company’s senior management and officers through every stage of the production to post-production process. Their management guidelines along with key company quality policies are set out below:

The Company has strict production standards in place that govern what constitutes acceptable quality for its products. This ensures that the Company’s products meet product certification standards. The production team adheres to the following criteria when assessing product standards:

Item	Industry Standards	Our Standards
Reaction time	Less than or equal to 5 milliseconds	Less than or equal to 5 milliseconds

Surface hardness	6H	7H~9H

Operational temperature	0~70 degrees Celsius	-30~80 degrees Celsius

EsD requirement	6~12KV	8~15KV

Transparency	86%	88%

Touch conditions	Normal touch and ordinary conditions	Waterproof and anti-saline solution and anti-corrosion and Anti interference

The products are inspected before they are delivered to our customers. All products must pass the following inspections:

●	Cosmetic inspection: conducted under optimum temperatures (20-22 degrees Celsius) and white fluorescent lighting. The product is observed by the naked eye to detect any defects, scratches and cracks, panel discoloration, opacity, foreign fibers and spots. The Company maintains quantitative standards with respect to each of these areas to determine the level of cosmetic acceptability.

●	Function tests: all products undergo functionality testing. Touchscreen products are connected electronically via standard cabling systems to computers, to measure functionality and identify abnormalities.

●	Stress testing: all products undergo stress testing for humidity, temperature, and corrosion resistance The products are tested for functionality in high- and low-humidity environments as well as extreme temperatures to determine whether exposure causes damage or physical change.

●	Hazardous substances testing: internal teams conduct independent testing for hazardous substances and for corrosive resistance to saline solutions.

Seasonality

There is no significant seasonality in our business.

Research and Development (“R&D”)

We are committed to both internal R&D projects and collaborative initiatives to continuously upgrade our touchscreen technology. As of the date of this Annual Report, we have 11 employees in our R&D department, all of whom obtained at least a bachelor’s degree, with average R&D work experience of at least three years. For the years ended December 31, 2024 and 2023, our R&D expenses were approximately $nil and $84,551, respectively.

In the future, we expect R&D expenses to increase as we continue to accelerate the development of new products and functions, and to enhancing and upgrading existing products and functions.

Intellectual Property

Our business relies on a combination of trademarks, patents, domain names, trade names, trade secrets and other proprietary rights to protect our intellectual property. As of the date of this Annual Report, Sichuan Vtouch has one registered trademark in Mainland China and five pending patent applications.

Trademarks

Set forth below is a detailed description of our current trademark:

Country	Trademark	Application Date	Registration Number	Registration Date	Classes	Assignment Application Number	Owner	Status
China	WeTouch	09/28/2011	10019079	01/28/2013	9	20210000091399	Sichuan Vtouch	Registered

Patents

Sichuan Vtouch has applied for five patents with the Patent Office of China National Intellectual Property Administration. As of the date of this Annual Report, the five patent applications are still pending. Patents registered in Mainland China cannot be enforced in other jurisdictions to which the Company supplies its products.

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

Pursuant to a Statement on Change of Pollutant Discharge Permit to Stationary Pollution Source Registration Form dated September 1, 2020, the environmental protection system in Renshou County, Sichuan, was changed from permission to registration due to local administrative division change. Sichuan Vtouch is currently registered under the new system and holds the Stationary Pollution Source Registration Form as of the date of this Annual Report.

The Company is not aware of any investigations, prosecutions, disputes, claims or other proceedings relating to environmental protection, nor has the Company been punished or foresees any punishment from any environmental administration authorities of the PRC.

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

Despite touchscreen products being highly competitive as a whole, we face fewer competitors, because we produce medium- to large-sized touchscreens specially tailored to certain industries, such as industrial HMI, gaming, financial services, lottery, automotive, medical, and POS, among others, and that require more stable supply and longer guaranty and life span, compared with small size touchscreens, which are characterized by shorter life cycles and guaranty but more demand in quantity.

We believe the following companies may be our competitors:

●	Apex Material Technology Corp., founded in 1998, is committed to the development and innovation of resistive and projected capacitive (PCI or PCAP) total touch solutions. With its headquarters in Keelung, Taiwan and a subsidiary located in Milwaukee, Wisconsin, it designs and manufactures advanced high-performance touch products for industrial and medical applications. Compared with us, although it has a longer history and geographical advantages, it mainly focuses on resistive touch panels and recently started production of capacitive touchscreens primarily for the industrial HMI and medical industries, while our products are more widely used in a variety of industries.

●	Elo Touch Systems Inc., based and headquartered in the United States, has a history of over 40 years in the production of touchscreens. Its product portfolio includes a broad selection of interactive touchscreen displays from 10-70 inches, all-in-one touchscreen computers, OEM touchscreens and touchscreen controllers and touchscreen monitors. Compared with us, although it has a longer history and geographical advantages in competing for U.S. customers and other international customers, it recently started the production of capacitive touchscreens primarily for POS and inquiry machines, while our products are more widely used in a variety of industries.

●	AbonTouch System Inc, established in 2005, mainly focuses on manufacturing and sales of mid to large size (7“~86”) “Projective Capacitive Sensors,” (7“~21.5”) “Five-Wire Resistive Zero-Bezel Touch Panels” and (5“~21.5”) “Five-Wire Resistive Touch Panels.” Compared with us, although it has a longer history and geographical advantages, it mainly focuses on resistive touch panels and recently started production of capacitive touchscreens primarily for POS, inquiry machines and industrial HMI, while our products are more widely used in a variety of industries.

Industry

Since inception, we have positioned ourselves in the professional touchscreen display industry. A touchscreen is an input and output device and layered on top of an electronic visual display of an information processing system, allowing individuals to access information and interact with the device simply by touching the device’s screen with a finger or a specialized tool. Accordingly, the ease of use offered by touchscreen-based systems makes them well suited for both applications for the general public and for specialized applications for institutional users and trained computer users.

Although touchscreens have become mainstream only over the last decade, the concept of a touch-sensitive computer display was developed as early as 1965. Since the introduction of Apple’s iPhone in 2007, touchscreen technology has made rapid inroads into various electronics markets, with a number of other significant companies also incorporating this technology into their products (as opposed to using a mouse, keyboard, keypad or trackball). Viewed today as the most important tool to facilitate interaction between individuals and machines, touchscreen technology is now an integral part of a wide range of computing products.

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

On February 17, 2023, with the approval of the State Council, the CSRC released the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies, or the Trial Administrative Measures, and five supporting guidelines, which came into effect on March 31, 2023. According to the Trial Administrative Measures, (1) domestic companies that seek to offer or list securities overseas, both directly and indirectly, should fulfill the filing procedure and report relevant information to the CSRC; (2) if the issuer meets both of the following conditions, the overseas offering and listing shall be determined as an indirect overseas offering and listing by a domestic company: (i) any of the total assets, net assets, revenues or profits of the domestic operating entities of the issuer in the most recent accounting year accounts for more than 50% of the corresponding figure in the issuer’s audited consolidated financial statements for the same period; (ii) its major operational activities are carried out in Mainland China or its main places of business are located in Mainland China, or the senior managers in charge of operation and management of the issuer are mostly Chinese citizens or are domiciled in Mainland China; and (3) where a domestic company seeks to indirectly offer and list securities in an overseas market, the issuer shall designate a major domestic operating entity responsible for all filing procedures with the CSRC, and where an issuer makes an application for initial public offering and listing in an overseas market, the issuer shall submit filings with the CSRC within three business days after such application is submitted. According to the relevant provisions of the Trial Administrative Measures and its supporting guidelines, the Company is required to fulfill the filing procedures with the CSRC within three days of the closing of the 2024 Uplisting Offering. According to the Trial Administrative Measures, the Company has submitted the filing materials to the CSRC, but the materials were not complete due to lack of a commitment letter from the Company’s lead underwriter for the 2024 Uplisting Offering, and the Company withdrew the filing from the CSRC. The Company will submit the filing materials again when the materials are ready. However, given that the Trial Administrative Measures were recently promulgated, there remain substantial uncertainties as to their interpretation, application, and enforcement and there is no guarantee that the relevant PRC government agencies, including the CSRC, would reach the same conclusion that we and our PRC counsel have reached. If the CSRC has determined that we have failed to comply with the post-offering filing obligations imposed by the Trial Administrative Measures or make a misrepresentation, misleading statement or material omission in the materials we submit to the CSRC, the CSRC would have the right to order rectification, issue a warning and impose a fine on us of between RMB 1 million and RMB 10 million and issuing a warning to the parties responsible for such failure, misrepresentation or material omission and impose a fine on each of such individuals ranging from RMB 500,000 to RMB 5 million.

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

Risks Related to Our Business and Industry

●	Weaknesses identified in our financial reporting during audits could impair our ability to accurately report financial results.

●	Dependency on major customers presents risks if we cannot retain or attract new customers effectively.

●	Our operating history may not be indicative of our future growth or financial results and we may not be able to sustain our historical growth rates.

●	Failure to secure the certificate of land use right for a new parcel from the local PRC government could severely impact our operations and financial health.

●	We are subject to risks related to construction of our factory in Sichuan Province, China.

●	Economic recessions could have a significant adverse impact on our business.

●	Intellectual property infringement claims could be costly and disrupt business operations.

●	A significant amount of accounts receivable could become uncollectible, affecting financial stability.

●	Cyclical industry dynamics could lead to harmful price fluctuations.

●	Failure to maintain product quality and safety could damage our reputation and financial standing.

●	Intense competition in the touchscreen display industry could reduce market share and profitability.

●	Inadequate financing could restrict our ability to execute our business plan.

●	Adjustments in related party transaction pricing could lead to significant tax liabilities.

●	Revocation of tax treatments or government subsidies could necessitate paying additional taxes.

●	Interruptions from third-party suppliers could disrupt operations.

●	Fluctuations in the cost and availability of raw materials could negatively affect results.

●	Dependency on key executives and the lack of long-term supplier contracts pose risks.

●	Failure to adopt new technologies might affect competitiveness.

●	Liability claims or adverse publicity could impact customer confidence and business results.

●	Losses on inventories and lack of business insurance could expose us to significant costs.

Risks Related to Doing Business in China

●	Regulatory changes in China could increase compliance costs and complicate capital raising.

●	The HFCAA could lead to delisting of our common stock if audits are not inspected properly.

●	We may be subject to substantial fine if the CSRC has determined that we have failed to comply with the post-offering filing obligations.

●	Changes in U.S.-China trade policies could adversely impact our business operations.

●	PRC regulation of loans and currency conversion could delay or prevent capital usage, affecting liquidity.

●	Labor laws in the PRC might negatively impact our operational flexibility and financial results.

●	Liabilities under the Foreign Corrupt Practices Act and Chinese anti-corruption law could lead to penalties.

●	Bankruptcy or liquidation of our PRC subsidiary could significantly disrupt operations.

●	Economic and policy changes in China could limit our ability to offer securities.

●	Uncertainties in the PRC legal system could limit legal protections.

●	Difficulties in enforcing foreign judgments in China could undermine contractual protections.

●	Government control of currency conversion and fluctuations in exchange rates could impact financial results and investments.

●	The Chinese government’s substantial influence over business operations could lead to significant operational changes.

Risks Related to Our Common Stock

●	Volatility in the price of our common stock may not reflect our operating performance.

●	By-laws limiting the judicial forum for disputes could restrict stockholder litigation options.

●	Manipulative short selling could drive down our stock price.

●	Direct exposure to negative publicity involving U.S.-listed Chinese companies could harm our business and reputation.

●	Large volumes of our common stock being sold could negatively affect the market price.

●	Non-payment of dividends means stockholders must rely on stock price appreciation for returns.

●	Deteriorating U.S.-China relations could lower our stock price and complicate access to capital markets.

●	We may be subject to delisting from Nasdaq if we fail to timely file periodic reports with the SEC or to maintain Nasdaq’s minimum bid price, which could materially and adversely affect the liquidity and value of our common stock.

Risks Related to Our Business and Industry

COVID-19 as well as other epidemics, natural disasters, terrorist activities, political unrest, and other outbreaks could disrupt our delivery and operations, which could materially and adversely affect our business, financial condition, and results of operations .

The COVID-19 pandemic had a significant global impact on businesses and financial markets, and although its most severe effects have passed, future outbreaks of COVID-19 or other contagious diseases could again disrupt economic activity and our operations. Epidemics in Mainland China or elsewhere in the world, or the fear of such outbreaks, may disrupt our supply chain, reduce or restrict our ability to deliver products and services, increase costs to protect employees and facilities, or result in regional or global economic distress.

In addition, natural disasters such as hurricanes, earthquakes, tsunamis, floods, and typhoons, as well as actual or threatened war, terrorist activities, political unrest, civil strife, and other geopolitical events, could also materially disrupt our business operations. We are also vulnerable to other calamities, including fire, power loss, telecommunications failures, break-ins, riots, and system or internet failures. Any of these events may cause interruptions, damage to property, production delays, or loss of data, which could materially and adversely impact our business, financial condition, and results of operations.

In connection with the audits of our consolidated financial statements as of and for the years ended December 31, 2024 and 2023, we identified certain material weaknesses in our internal control over financial reporting. If we fail to develop and maintain an effective system of internal control over financial reporting, we may be unable to accurately report our financial results or prevent fraud.

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

In connection with the auditing of our consolidated financial statements as of and for the years ended December 31, 2024 and 2023, we identified the following material weaknesses in our internal control over financial reporting:

●	Lack of competent financial reporting and accounting personnel with appropriate understanding of U.S. GAAP and financial reporting requirements to design and implement key controls over financial reporting process

●	Lack of risk assessment procedures on internal controls to detect financial reporting risks on a timely manner.

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

Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions planned include:

●	Identify gaps in our skills base and the expertise of our staff required to meet the financial reporting requirements of a public company; and

●	Continue to cooperate with operation teams to ensure control environment in place, and monitor the effectiveness of operations on existing controls and procedures.

●	Establish assessment of Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) compliance requirements and improvement of overall internal control.

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

We are heavily dependent on our top customers, each of which accounted for 10% or more of our revenues. We currently sell our products primarily to customers in the PRC and to a lesser extent, to overseas customers in Europe and East Asia, including South Korea and Taiwan.

For the year ended December 31, 2024, our top five customers accounted for approximately 22.0%, 19.1%, 15.3%, 14.5% and 11.5%, respectively, of our total revenues. For the year ended December 31, 2023, our top six customers accounted for approximately 22.5%, 16.5%, 15.6%, 14.1%, 11.3% and 10.1%, respectively, of our total revenues.

Our ability to attract new customers and retain existing customers cost-effectively, especially our top customers, is crucial to driving net revenues growth and achieving profitability. We have invested significantly in branding, sales and marketing to acquire and retain customers since our inception. For example, we attend domestic and international expos and exhibitions to market our products and attract new customers. We also expect to continue to invest significantly to acquire new customers and retain existing ones, especially our top customers. There can be no assurance that new customers will stay with us, or that the net revenues from new customers we acquire will ultimately exceed the cost of acquiring those customers. In addition, if our existing customers, especially our top customers no longer find our products appealing, or if our competitors offer more attractive products, prices, discounts or better customer service, our existing customers may lose interest in us, decrease their orders or even stop ordering from us. If we are unable to retain our existing customers, especially our top customers or to acquire new customers in a cost-effective manner, our revenues may decrease and our results of operations may be adversely affected.

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

Failure to secure the certificate of land use right for a new parcel from the local PRC government for the construction of our new buildings and facilities, and failure to acquire and install new production lines on the new parcel may materially and adversely affect our business, financial condition and results of operations.

On August 6, 2021, Sichuan Vtouch entered into a contract with the Chengdu Wenjiang District Planning and Natural Resources Bureau for the purchase of a land use right for a parcel of land spanning 131,010 square feet, for a consideration of approximately RMB3,925,233 (equivalent to $537,755) for the Company’s new facility. The Company paid the consideration in full on November 18, 2021. We are in the process of obtaining the certificate of land use right for the new parcel and expect to receive the certificate from the local government in the first quarter of 2026. However, there is no assurance that we will be able to obtain the required certificate of land use right in a timely manner, or at all. The failure of obtaining the certificate will adversely affect our business operations. Additionally, the development of this site is subject to various regulatory approvals, including construction land planning permit (received in January 2022), construction project planning permit (received in January 2022), and construction engineering license (received July 2022). Failure to obtain additional approvals from the local government, if required, will subject us to fines or suspension of the projects in accordance with relevant PRC laws and regulations.

In addition, our ability to install and operate new production lines on this parcel is contingent upon the successful acquisition and setup of equipment, compliance with applicable environmental, construction, and safety regulations, and the availability of sufficient financing and human resources. Any failure or significant delay in obtaining the land use rights, completing construction, or acquiring and installing production lines may materially and adversely affect our ability to expand our operations, meet growing customer demand, and achieve our strategic objectives. Such delays or failures could have a material adverse effect on our business, financial condition, and results of operations.

As of the date of this Annual Report, we estimate to complete the building construction by the end of 2025 and commence production in the first quarter of 2026, assuming we have obtained the land use right by then, but there is no assurance and we may need extended time to achieve our business plan. If we fail to complete such construction prior to estimated period and the extended period, if any, we will have to cease all or part of our operations, and as a result, our business, financial condition and results of operations may be materially and adversely affected.

We are subject to risks related to construction of our factory in Sichuan Province, China.

We are constructing new facilities and office buildings on the new parcel located in Sichuan Province, China. As of the date of this Annual Report, we estimate receiving the certificate of land use right from the local government in the first quarter of 2026. We plan to complete the building construction by the end of 2025 and commence production in the first quarter of 2026.

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

As of December 31, 2024, we had approximately $7.5 million in accounts receivable. Our accounts receivable primarily include balance due from customers when our products are sold and delivered to customers. Our customers are required to make full payment within three to six months from delivery date, although our industry typical payment term is 180 days from delivery. For the years ended December 31, 2024 and 2023, we did not provide any extended payment terms to any of our customers. Deteriorating conditions in, bankruptcies, or financial difficulties of a customer or within their industries generally may impair the financial condition of our customers and hinder their ability to pay us on a timely basis or at all, and accounts receivable are written off against allowances only after exhaustive collection efforts. The failure or delay in payment by one or more of our customers could reduce our cash flows and adversely affect our liquidity and results of operations.

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

The touchscreen display industry is intensely competitive in general. We face less competition as we produce medium- to large-sized capacitive touchscreens which are specially tailored to certain industries, such as industrial HMI, gaming, financing, lottery, automotive, medical, and POS, and requires more stable supply, longer guaranty and life span, compared with small size touchscreens which are characteristic with shorter life cycle and guaranty but more demand in quantity. However, we still have some competitors competing in China and globally with us. Our competitors may have more financial, technical, geographical advantage, marketing and other resources than we do and may be more experienced and able to devote greater resources to the development, promotion and support of their business. Some competitors are well-established in China and globally and any defensive measures they take in response to our expansion could hinder our growth and adversely affect our sales and results of operations.

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

Due to the withdrawal of the land use right to the Property and cancellation of our ownership certificates pertaining to the buildings on the Property by the local government pursuant to the Guidelines and the Compensation Agreement, on August 6, 2021, Sichuan Vtouch entered into a contract with the Chengdu Wenjiang District Planning and Natural Resources Bureau for the purchase of a land use right for a parcel of land spanning 131,010 square feet, for a consideration of approximately RMB3,925,233 (equivalent to $537,755) for the Company’s new facility. The Company paid the consideration in full on November 18, 2021. We are in the process of obtaining the certificate of land use right for the new parcel and expect to receive the certificate from the local government in the first quarter of 2026.

As of the date of this Annual Report, we estimate to finish the building construction by the end of 2025 and commence production in the first quarter of 2026, but there is no assurance and we may need extended time to achieve our business plan. If we fail to complete such acquisition and construction within the estimated period, if any, we will have to cease all or part of our operations, and as a result, our business, financial condition and results of operations may be materially and adversely affected.

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

The Chinese government has provided tax incentives to our former subsidiary in Mainland China, Sichuan Wetouch, including reduced enterprise income tax rates. For example, under the PRC Enterprise Income Tax Law and its implementation rules, the statutory enterprise income tax rate is 25%. However, the income tax of an enterprise that has been determined to be a qualified enterprise located in western region of Mainland China can be reduced to a preferential rate of 15%. The qualification of preferential tax rate is effective for a renewable three-year permitted. As we have dissolved Sichuan Wetouch, and its business and operations have been assumed by Sichuan Vtouch, Sichuan Vtouch is planning to apply for the preferential rate of 15% as a qualified enterprise with the PRC tax authorities. As of the date of this Annual Report, we have not applied for the preferential rate of 15%. If Sichuan Vtouch later applies but its application for the qualification of preferential tax rate benefit is not approved, our PRC subsidiary will still be subject to the statutory enterprise income tax rate of 25%. Further, in the ordinary course of our business, we are subject to complex income tax and other tax regulations, and significant judgment is required in the determination of a provision for income taxes. Although we believe our tax provisions are reasonable, if the PRC tax authorities successfully challenge our position and we are required to pay tax, interest, and penalties in excess of our tax provisions, our financial condition and results of operations would be materially and adversely affected.

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

Our success will depend on our ability to continue to develop and market our products. We have five pending patent applications as of the date of this Annual Report. No assurance can be given that such patents will not be challenged, invalidated, infringed or circumvented, or that such intellectual property rights will provide a competitive advantage to us. Also, litigation may be necessary to enforce our intellectual property rights or determine the validity and scope of the proprietary rights of others. The outcome of such potential litigation may not be in our favor and any success in litigation may not be able to adequately protect our rights. Such litigation may be costly and divert management attention away from our business. An adverse determination in any such litigation would impair our intellectual property rights and may harm our business, prospects and reputation. Enforcement of judgments in China is uncertain and even if we are successful in such litigation it may not provide us with an effective remedy.

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

On July 6, 2021, the relevant PRC government authorities published the Opinions on Strictly Cracking Down Illegal Securities Activities in Accordance with the Law. These opinions call for strengthened regulation over illegal securities activities and supervision on overseas listings by China-based companies and propose to take effective measures, such as promoting the construction of relevant regulatory systems to deal with the risks and incidents faced by China-based overseas-listed companies. Pursuant to the Opinions, Chinese regulators are required to accelerate rulemaking related to the overseas issuance and listing of securities, and update the existing laws and regulations related to data security, cross-border data flow, and management of confidential information. Numerous regulations, guidelines and other measures are expected to be adopted under the umbrella of or in addition to the Cybersecurity Law, Data Security Law and Personal Information Protection Law. As of the date of this Report, no official guidance or related implementation rules have been issued yet and the interpretation of these opinions remains unclear at this stage. On February 17, 2023, the CSRC promulgated the Trial Administrative Measures, which took effect on March 31, 2023. The Trial Administrative Measures further stipulate the rules and requirements for overseas offering and listing conducted by PRC domestic companies.

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

On July 30, 2021, in response to the recent regulatory developments in China and actions adopted by the PRC government, the Chairman of the SEC issued a statement asking the SEC staff to seek additional disclosures from offshore issuers associated with China-based operating companies before their registration statements will be declared effective, including whether the China-based operating company and the issuer, when applicable, received or were denied permission from Chinese authorities to list on U.S. exchanges and the risks that such approval could be denied or rescinded. On August 1, 2021, the China Securities Regulatory Commission stated in a statement that it had taken note of the new disclosure requirements announced by the SEC regarding the listings of Chinese companies and the recent regulatory development in China, and that both countries should strengthen communications on regulating China-related issuers. We are subject to a variety of PRC laws and may be subject to tightened regulatory review and exposed to government restrictions in China. In light of the recent regulatory and policy developments in China and government actions taken by the PRC government, including possible imposition of restrictions and/or approval requirements on China-based companies raising capital offshore, the offering of our securities may be subject to additional disclosure requirements and review that the SEC or other regulatory authorities in the United States may adopt for companies with China-based operations, all of which could increase our compliance costs, subject us to additional disclosure requirements, and/or suspend or terminate our future securities offerings, making capital-raising more difficult.

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

On February 17, 2023, the CSRC promulgated the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies (the “Trial Administrative Measures”), which took effect on March 31, 2023. Compared to the Draft Rules, the Trial Administrative Measures further clarified and emphasized several aspects, including: (i) comprehensive determination of the “indirect overseas offering and listing by Mainland China domestic companies” in compliance with the principle of “substance over form” and particularly, an issuer will be required to go through the filing procedures under the Trial Administrative Measures if the following criteria are met at the same time: a) 50% or more of the issuer’s operating revenue, total profit, total assets or net assets as documented in its audited consolidated financial statements for the most recent accounting year is accounted for by Mainland China domestic companies, and b) the main parts of the issuer’s business activities are conducted in Mainland China, or its main places of business are located in Mainland China, or the senior managers in charge of its business operation and management are mostly Chinese citizens or domiciled in Mainland China; (ii) exemptions from immediate filing requirements for issuers that a) have already been listed or registered but not yet listed in foreign securities markets, including U.S. markets, prior to the effective date of the Trial Administrative Measures, and b) are not required to re-perform the regulatory procedures with the relevant overseas regulatory authority or the overseas stock exchange, c) whose such overseas securities offering or listing shall be completed before September 30, 2023. However, such issuers shall carry out filing procedures as required if they conduct refinancing or are involved in other circumstances that require filing with the CSRC; (iii) a negative list of types of issuers banned from listing overseas, such as issuers under investigation for bribery and corruption; (iv) regulation of issuers in specific industries; (v) issuers’ compliance with national security measures and the personal data protection laws; and (vi) certain other matters such as: an issuer must file with the CSRC within three business days after it submits an application for initial public offering to competent overseas regulators; and subsequent reports shall be filed with the CSRC on material events, including change of control or voluntary or forced delisting of the issuer(s) who have completed overseas offerings and listings.Our PRC counsel has advised that because our common stock currently trades in the U.S., we were not required to submit filings to the CSRC before the Offering was completed and the Offering was not conditioned on CSRC approval. Rather, within three days of the closing of the Offering, we are required to submit filings to the CSRC in accordance with the Trial Administrative Measures. According to the relevant provisions of the Trial Administrative Measures and its supporting guidelines, the Company is required to fulfill the filing procedures with the CSRC within three days of the closing of the 2024 Uplisting Offering. According to the Trial Administrative Measures, the Company has submitted the filing materials to the CSRC, but the materials were not complete due to lack of a commitment letter from the lead underwriter for the Offering, and the Company withdrew the filing from the CSRC. The Company will submit the filing materials again when the materials are ready. However, given that the Trial Administrative Measures were recently promulgated, there remain substantial uncertainties as to their interpretation, application, and enforcement and there is no guarantee that the relevant PRC government agencies, including the CSRC, would reach the same conclusion that we and our PRC counsel have reached. If the CSRC has determined that we have failed to comply with the post-offering filing obligations imposed by the Trial Administrative Measures or make a misrepresentation, misleading statement or material omission in the materials we submit to the CSRC, the CSRC would have the right to order rectification, issue a warning and impose a fine on us of between RMB 1 million and RMB 10 million and issuing a warning to the parties responsible for such failure, misrepresentation or material omission and impose a fine on each of such individuals ranging from RMB 500,000 to RMB 5 million.

Our common stock will be prohibited from trading in the United States under the Holding Foreign Companies Accountable Act, or the HFCAA, as amended, if it is later determined that the PCAOB is unable to inspect and investigate completely our auditor. The delisting of and prohibition from trading of our common stock, or the threat of their being delisted and prohibited from trading, may cause the value of our common stock to significantly decline or be worthless.

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

Our auditor, ST & Partners PLT (“STP”), is headquartered in Malayia, subject to PCAOB inspection. Our auditor was not subject to the determinations announced by the PCAOB on December 16, 2021, which were vacated on December 15, 2022. Our auditor, the independent registered public accounting firm that issues the audit report, as an auditor of companies that are traded publicly in the United States and a firm registered with the PCAOB, is subject to laws in the United States.

On December 29, 2022, the Consolidated Appropriations Act, 2023, was signed into law, which amended the HFCAA (i) to reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCAA from three years to two, and (ii) so that any foreign jurisdiction could be the reason why the PCAOB does not have complete access to inspect or investigate a company’s auditor. As it was originally enacted, the HFCAA applied only if the PCAOB’s inability to inspect or investigate was due to a position taken by an authority in the foreign jurisdiction where the relevant public accounting firm is located. As a result of the Consolidated Appropriations Act, 2023, the HFCAA now also applies if the PCAOB’s inability to inspect or investigate the relevant accounting firm is due to a position taken by an authority in any foreign jurisdiction. The denying jurisdiction does not need to be where the accounting firm is located. If the PCAOB determines in the future that it is unable to completely inspect or investigate our auditor and we continue to use such auditor to issue an audit report on our financial statements filed with the SEC, our securities will be delisted from the stock exchange. The delisting of our common stock or the threat of their being delisted, may materially and adversely affect the value of your investment. These risks could result in a material adverse change in our operations and the value of our common stock, significantly limit or completely hinder our ability to offer or continue to offer securities to investors, or cause the value of such securities to significantly decline or become worthless.

Further developments related to the HFCAA could add uncertainties to our future offerings. We cannot assure you what further actions the SEC, the PCAOB or the stock exchanges will take to address these issues and what impact such actions will have on companies that have significant operations in the PRC and have securities listed on a U.S. stock exchange (including a national securities exchange or over-the-counter stock market). In addition, any additional actions, proceedings, or new rules resulting from these efforts to increase U.S. regulatory access to audit information could create uncertainty for investors, the market price of our common stock could be adversely affected, and we could be delisted if we and our auditor are unable to meet the PCAOB inspection requirement. Such a delisting would substantially impair your ability to sell or purchase our common stock when you wish to do so, and would have a negative impact on the price of our shares.

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

Our PRC counsel has advised that because our common stock currently trades in the U.S., we were not required to submit filings to the CSRC before our 2024 Uplisting Offering was completed and the 2024 Uplisting Offering was not conditioned on CSRC approval. However, within three days of the closing of the 2024 Uplisting Offering, we are required to submit filings to the CSRC in accordance with the Trial Administrative Measures. We have submitted the filing materials to the CSRC, but the materials were not complete due to lack of a commitment letter from the lead underwriter for the 2024 Uplisting Offering, and we withdrew the filing from the CSRC. We will submit the filing materials again when the materials are ready. However, given that the Trial Administrative Measures were recently promulgated, there remain substantial uncertainties as to their interpretation, application, and enforcement and there is no guarantee that the relevant PRC government agencies, including the CSRC, would reach the same conclusion that we and our PRC counsel have reached. If the CSRC has determined that we have failed to comply with the post-offering filing obligations imposed by the Trial Administrative Measures or make a misrepresentation, misleading statement or material omission in the materials we submit to the CSRC, the CSRC would have the right to order rectification, issue a warning and impose a fine on us of between RMB 1 million and RMB 10 million and issuing a warning to the parties responsible for such failure, misrepresentation or material omission and impose a fine on each of such individuals ranging from RMB 500,000 to RMB 5 million. Our operations may be negatively affected, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

Changes in U.S. and international trade policies, particularly with regard to China, may adversely impact our business and operating results.

There have recently been significant changes to international trade policies and tariffs affecting imports and exports. Any significant increases in tariffs on goods or materials or other changes in trade policy could negatively affect our search for a target and/or our ability to complete our initial business combination.

Recently, the U.S. has implemented a range of new tariffs and increases to existing tariffs. In response to the tariffs announced by the U.S., other countries have imposed, are considering imposing, and may in the future impose new or increased tariffs on certain exports from the United States. There is currently significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, taxes, government regulations and tariffs. and we cannot predict whether, and to what extent, current tariffs will continue or trade policies will change in the future.

Tariffs, or the threat of tariffs or increased tariffs, could have a significant negative impact on certain businesses (either due to domestic businesses’ reliance on imported goods or dependence on access to foreign markets, or foreign businesses’ reliance on sales into the United States). In addition, retaliatory tariffs could have a significant negative impact on foreign businesses that rely on imports from the United States, and domestic businesses that rely on exporting goods internationally. Among other things, historical financial performance of companies affected by trade policies and/or tariffs may not provide useful guidance as to the future performance of such companies, because future financial performance of those companies may be materially affected by new U.S. tariffs or foreign retaliatory tariffs, or other changes to trade policies.

Trade tensions between China and the United States may intensify in the future, resulting in the imposition of more tariffs or other trade restrictions. Although cross-border business is currently not an area of our focus, if we plan to sell products internationally in the future, any unfavorable government policies on international trade, such as capital controls or tariffs, may affect the demand for our products and services, impact the competitive position of our products or prevent us from being able to sell products in certain countries. If any new tariffs, legislation and/or regulations are implemented, or if existing trade agreements are renegotiated, such changes could have an adverse effect on our business, financial condition, or results of operations. In addition, future actions or escalations by either the United States or China that affect trade relations may cause global economic turmoil and potentially have a negative impact on our business.

In addition, recent economic and trade sanctions threatened and/or imposed by the U.S. government on a number of China-based companies have raised concerns as to whether, in the future, there may be additional regulatory challenges or enhanced restrictions involving other China-based companies in areas such as data security, information technology or other business activities. Similar or more expansive restrictions, including relating to export controls, that may be imposed by the United States or other jurisdictions in the future, may materially and adversely affect our ability to acquire technologies, systems or products that may be important to our technology infrastructure, product and service offerings and business operations.

Furthermore, we may also face export controls or sanctions-related or other trade-related restrictions on transactions with certain customers, business partners and other persons. The Entity List maintained by the U.S. Department of Commerce identifies foreign parties that are prohibited from acquiring — whether by export, reexport, or transfer in-country — some or all items subject to the U.S. Export Administration Regulations (“EAR”), unless the exporter secures a license. Licenses, and exceptions to the license requirement, are rarely granted to exporters. Exporting, reexporting or transferring items subject to the EAR in violation of licensing requirements could result in criminal and/or civil penalties. These restrictions, and similar or more expansive restrictions or sanctions that may be imposed by the United States or other jurisdictions in the future, may adversely affect our ability to work with certain future customers and business partners, which would harm our business. Furthermore, our association with customers or business partners that are or become subject to U.S. regulatory scrutiny or export controls- or sanctions-related restrictions could subject us to actual or perceived reputational harm among current or prospective investors, suppliers or customers, other parties doing business with us, or the general public. Any such reputational harm could result in the loss of investors, suppliers or customers, which could harm our business, financial conditions or prospects.

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

In light of the various requirements imposed by PRC regulations on loans to and direct investment in PRC entities by offshore holding companies, we cannot assure you that we will be able to complete the necessary government registrations or obtain the necessary government approvals or filings on a timely basis, if at all, with respect to future loans by us to our PRC subsidiary or with respect to future capital contributions by us to our PRC subsidiary. If we fail to complete such registrations or obtain such approvals, our ability to use the proceeds from any future offerings and to capitalize or otherwise fund our Chinese operations may be negatively affected, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

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

We believe our Company, excluding our PRC subsidiary, is not a PRC resident enterprise for PRC tax purposes. However, the tax resident status of an enterprise is subject to determination by the PRC tax authorities and uncertainties remain with respect to the interpretation of the term “de facto management body.” If the PRC tax authorities determine that our company is a PRC resident enterprise for enterprise income tax purposes, we would be subject to PRC enterprise income on our worldwide income at the rate of 25%. Furthermore, we would be required to withhold a 10% tax from dividends we pay to our shareholders that are non-resident enterprises. In addition, non-resident enterprise shareholders (including the common stockholders) may be subject to PRC tax on gains realized on the sale or other disposition of the common stock, if such income is treated as sourced from within the PRC. Furthermore, if we are deemed a PRC resident enterprise, dividends paid to our non-PRC individual shareholders (including the common stockholders) and any gain realized on the transfer of the common stock or ordinary shares by such shareholders may be subject to PRC tax at a rate of 20% (which, in the case of dividends, may be withheld at source by us). These rates may be reduced by an applicable tax treaty, but it is unclear whether non-PRC shareholders of our company would be able to claim the benefits of any tax treaties between their country of tax residence and the PRC in the event that we are treated as a PRC resident enterprise. Any such tax may reduce the returns on your investment in our common stock.

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

An active trading market for our common stock may not be sustained. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. An inactive market may also impair our ability to raise capital by selling shares of common stock and may impair our ability to acquire other businesses or technologies using our shares of common stock as consideration, which, in turn, could materially adversely affect our business. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

●	overall performance of the equity markets;

●	our operating performance and the performance of other similar companies;

●	the published opinions and third-party valuations by banking and market analysts;

●	changes in our projected operating results that we provide to the public, our failure to meet these projections or changes in recommendations by securities analysts that elect to follow our common stock;

●	regulatory or legal developments;

●	the level of expenses related to operations;

●	our failure to achieve its goals in the timeframe it announces;

●	announcements of acquisitions, strategic alliances or significant agreements by us;

●	recruitment or departure of key personnel;

●	the economy as a whole and market conditions in our industry;

●	trading activity by a number of stockholders;

●	the size of our market float;

●	political uncertainty and/or instability; and

●	any other factors discussed in this Annual Report.

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

We may be subject to delisting from Nasdaq if we fail to timely file periodic reports with the SEC or to maintain Nasdaq’s minimum bid price, which could materially and adversely affect the liquidity and value of our common stock.

Nasdaq Listing Rule 5250(c)(1) requires timely filing of periodic reports with the SEC. Between April and August in 2025, we received Nasdaq notices for late filings of our Form 10-K for the year ended December 31, 2024 and our Forms 10-Q for the quarters ended March 31 and June 30, 2025. At Nasdaq’s request, we submitted a compliance plan on June 18, 2025; Nasdaq accepted the plan on June 26, 2025 and granted us an extended compliance period through October 13, 2025 to file all outstanding reports. Following Nasdaq’s delinquency notice relating to the June 30, 2025 Form 10-Q, we submitted an updated compliance plan on August 28, 2025, reaffirming the steps in our original plan. We are working diligently with our auditors, legal counsel, and finance team to complete the required filings as promptly as practicable and remain committed to regaining and maintaining compliance. If we do not complete the required filings within the compliance period, however, our common stock may be delisted, subject to our right to appeal to a Nasdaq Hearings Panel.

Separately, on July 15, 2025, we received a Nasdaq notice that our bid price had closed below $1.00 for 30 consecutive business days, triggering noncompliance with Nasdaq’s minimum bid price requirement. Nasdaq has provided us a 180-calendar-day period to regain compliance, which generally requires a closing bid price of at least $1.00 for a minimum of ten consecutive business days during that period. We are monitoring the bid price closely and diligently considering available options, including potential corporate actions, to regain compliance within the allotted period. If we do not regain compliance (and are not granted additional time), our securities may be subject to delisting, also subject to appeal rights.

Although these notices had no immediate effect on the listing or trading of our common stock, there can be no assurance that we will regain or maintain compliance within the permitted time frames. Any delisting would likely reduce the liquidity of our common stock, impair our ability to raise capital, and negatively impact investor confidence and our business, financial condition, and results of operations.

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

We have not encountered cybersecurity risks, threats or incidents that have materially affected or are reasonably likely to materially affect the Company, our business strategy, results of operations, or financial condition during the financial year ended December 31, 2024.

ITEM 2. PROPERTIES AND FACILITIES

We operate our business in approximately nine separate leased buildings covering a total area of approximately 40,126.9 square feet at No. 29, Third Main Avenue, Shigao Town, Renshou County, Meishan City, Sichuan, China (previously known as 22 Xingan Ave., Section 2, Shigao Town, Sichuan, China ) where we maintain our executive offices, research and development facilities, factories and other facilities.

Our principal physical properties are used in connection with our [manufacturing/administrative/R&D/distribution] operations. We believe that our facilities are generally suitable and adequate for their current and anticipated future uses. The following table summarizes our material properties:

Location (City, Country)	Segment(s) Using Property	General Character of Property (e.g., Office, Manufacturing, Warehouse)	Ownership/Lease Status	Approx. Size (sq. ft./sq. m.)	Lease Expiration (if leased)	Encumbrances (if any)
Shigao Town, Renshou County, Meishan City, Sichuan Province, China	Touchscreen business	Offices building	Leased	8,085.0. sq. m	31-Oct-25	None
same as above	Touchscreen business	Experimental building( testing and experimenting of samples and products	Leased	1,069.6 sq. m	31-Oct-25	None
same as above	Touchscreen business	Manufacturing/warehouse building No.	Leased	30,879.3 sq. m	31-Oct-25	None
same as above	Touchscreen business	Security gate	Leased	92.98 sq.m	31-Oct-25	None

As of the date of this Annual Report, we lease approximately 8,085.0 sq.m of office space for R&D, sales and other corporate functions in Shigao Town, Renshou County, Meishan City , Sichuan Province, China, which serves as our corporate headquarter. The lease expires on October 31, 2025 and we believe it can be renewed on commercially reasonable terms.

We also lease 30,879.3 sq.m facility with three manufacturing wards for principal manufacturing operations in Shigao Town, Renshou ,County, Meishan City, Sichuan Province, China, at which production of, assembly, packaging, warehousing of our touchscreen products. We believe these facilities are adequate to meet our current production requirements and provide room for moderate expansion.

In addition, space of 1069.6 sq. m in Shigao Town, Renshou County, Meishan City, Sichuan Province, China was used for testing and experimenting of samples and products by our engineering teams.

None of our properties are subject to material encumbrances that would adversely affect their use.

As of the date of this Annual Report, we do not own any real property. However, we are in the process of obtaining a certificate of land use right for a new parcel located at Tianfu Avenue, Youjiadu Community in Chengdu, Sichuan province, China, and expect to receive the certificate from the local government in the first quarter of 2026.

We believe the above properties are adequate and suitable for our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate any such expansion of our operations.

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

In order to minimize the interruption to our business, Sichuan Vtouch entered into a Leaseback Agreement with Sichuan Renshou on March 16, 2021. The Leaseback Agreement entitles us to lease back the Properties commencing from April 1, 2021 until December 31, 2021, at a monthly rent of RMB300,000 (approximately $46,154), which period was extended to October 31, 2022. On October 16, 2022, October 30, 2023, Sichuan Vtouch twice entered an extension to the Leaseback Agreement with Sichuan Renshou to extend the period it granted Sichuan Vtouch to lease back the Properties until October 31, 2024, at a monthly rent of RMB 400,000 ($56,339). On August 9, 2024, in order to incorporate the new facility construction schedule, the lease was renewed and extended till October 31, 2025, with a monthly rent of RMB 400,000 ($54,800).

New Facilities

On August 6, 2021, Sichuan Vtouch entered into a contract with the Chengdu Wenjiang District Planning and Natural Resources Bureau for the purchase of a land use right for a parcel of land spanning 131,010 square feet, for a consideration of approximately RMB3,925,233 (equivalent to $537,755) for the Company’s new facility. The Company paid the consideration in full on November 18, 2021. We are in the process of obtaining the certificate of land use right for the new parcel and expect to receive the certificate from the local government in the first quarter of 2026.

On July 27, 2021, Sichuan Vtouch and Sichuan Chunqiu Development and Construction Group Co., Ltd. entered into a construction contract for a project to build the capacitive touchscreen and touch machine research and development production base. The project was initially scheduled to commence on August 15, 2021, and reach completion by August 15, 2022, with a provisional contract value of RMB76,000,000 (approximately $11.9 million), subject to adjustment based on the final completion settlement. However, the construction project was subsequently suspended due to the outbreak of Covid-19 and government-ordered shutdowns in China. As a result, the parties have agreed to extend the term of the contract to December 31, 2024. On April 11, 2025, Sichuan Vtouch entered into a supplemental construction contract with Sichuan Chunqiu Development & Construction Group Co. Ltd. for an additional consideration of RMB 4,633,118 (equivalent to $0.6 million) regarding the completion of the Company’s facility construction project on the capacitive touchscreen and touch machine research and development, which extended the original contract term to December 31, 2025. As of the date of this Annual Report, we estimate that our capital needs for this acquisition and construction will be approximately RMB170.0 million (approximately $26.2 million), but there is no assurance that the estimated amount is sufficient to achieve our goals. We may need additional financing for our new facilities. In addition, we expect that this the construction of buildings and affixtures will be completed by end of 2025 and our production at the new facilities will commence in the second half of 2026, but there is no assurance and we may need extended time to achieve our business plan.

ITEM 3. LEGAL PROCEEDINGS

We may from time to time be subject to various legal or administrative claims and proceedings arising in the ordinary course of business. Litigation or any other legal or administrative proceeding, regardless of the outcome, can result in substantial cost and the diversion of our resources, including our management’s time and attention.

As of the date of this Report, we are not aware of any material, active, pending or threatened to which the Company or any of its subsidiaries is a party, or to which any of their property is subject.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Trading Market

Our common stock is currently traded on the Nasdaq under the symbol “WETH.”

Holders of Record

On September 8, 2025, the closing price per share of our common stock was $1.1500. We had approximately 448 stockholders of record as of September 5, 2025. On September 5, 2025, there were 11,931,534 shares of our common stock issued and outstanding.

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

Overview

The Company is a Nevada holding company with no material operations of its own. We conduct substantially all of our operations through our subsidiary in mainland China, which we control through BVI Wetouch. See “Item 1. Business – Corporate History and Structure” for more details.

Because our operations are primarily in China, we are subject to complex and evolving PRC laws and regulations. These include restrictions on capital flows, dividend payments, currency conversion, cybersecurity and data privacy, and governmental discretion over overseas securities offerings. These risks could materially affect our ability to transfer funds, conduct offerings, or continue operations in their current form. See “Item 1A. Risk Factors—Risks Related to Doing Business in China.”

As of March 31, 2025, the Company has contributed RMB 348.0 million (US$47.7 million) to its PRC subsidiary through intermediate holding companies, which were accounted for as long-term investments. These funds have been used by our PRC subsidiary in its operations. To date, no dividends or other distributions have been made by our PRC subsidiary to the Company. We may rely on future distributions from our PRC subsidiary to fund our holding company obligations, subject to PRC law and restrictions. For more details, see “Item 1A. Risk Factors—Risks Related to Doing Business in China—As a holding company, we conduct our operations primarily through our PRC subsidiary and face risks and uncertainties associated with this structure.”

Under current PRC law, dividend payments by our PRC subsidiary are limited to accumulated profits determined in accordance with PRC accounting standards and are subject to statutory reserve requirements. Dividends to the Company are also subject to withholding tax, generally 10%, but reduced to 5% if treaty conditions are met. There is no assurance that the reduced rate will apply. For more details, see “Item 1A. Risk Factors—Risks Related to Doing Business in China—Uncertainties with respect to the PRC legal system, including the enforcement of laws and changes in laws and regulations, could adversely affect us and limit the legal protections available.”

We currently do not have cash management policies dictating how funds are transferred between the Company and its subsidiaries. Most of our cash is maintained in Renminbi in mainland China and may be subject to PRC restrictions on outbound transfers. For details, see “Item 1A. Risk Factors - Risks Related to Doing Business in China - Governmental control of currency conversion may limit our ability to utilize our revenues effectively and affect the value of your investment.”

Through our wholly owned subsidiaries, BVI Wetouch, HK Wetouch, and Sichuan Vtouch, we are engaged in the research, development, manufacturing, sales and servicing of medium- to large-sized projected capacitive touchscreens. We are specialized in large-format touchscreens, which are developed and designed for a wide variety of markets and used in the financial terminals, automotive, POS, gaming, lottery, medical, HMI, and other specialized industries. Our product portfolio comprises medium- to large-sized projected capacitive touchscreens ranging from 7.0 inch to 42 inch screens.

We generate revenues through sales of our various touchscreen products. For the years ended December 31, 2024 and 2023, we recognized approximately $42.3 million and $39.7 million, respectively, in total revenues.

We sell our touchscreen products both domestically in China and internationally, covering major areas in Mainland China, including but not limited to the eastern, southern, northern and southwest regions of Mainland China, Taiwan, South Korea, and Germany. We believe that we have established a strong and diversified client base. For the years ended December 31, 2024 and 2023, our domestic sales accounted for approximately 64.7% and 69.6%, respectively, of our revenues, and our international sales accounted for approximately 35.3% and 30.3%, respectively, of our revenues.

Since our incorporation, we have effected two reverse stock splits of our common stock, including a 1-for-70 reverse split in 2020 and a 1-for-20 reverse split in 2023, and all share and per share information in this Annual Report has been retroactively adjusted to reflect these actions. For more details, see “Item 1. Business - Corporate History and Structure - Reverse Stock Splits.”

Highlights for the Year Ended December 31, 2024

●	Revenues were $42.3 million, an increase of 6.5% from $39.7 million for the year ended December 31, 2023.

●	Gross profit was $13.6 million, a decrease of 20.9% from $17.2 million for the year ended December 31, 2023.

●	Gross profit margin was 32.2%, as compared to 43.3% for the year ended December 31, 2023.

●	Net income was $6.0 million, a decrease of 27.7% from $8.3 million for the year ended December 31, 2023.

●	Total volume of touchscreens shipped was 2,060,870 units, an increase of 4.8% from 1,967,316 units of touchscreens for the year ended December 31, 2023.

Results of Operations

The following table sets forth, for the periods indicated, statements of income data:

	For the Years Ended December 31,		Change
(in US Dollar millions, except percentage)	2024	2023	%
Revenues	$42.3	$39.7	6.5%
Cost of revenues	(28.7)	(22.5)	27.6%
Gross profit	13.6	17.2	(20.9)%
Total operating expenses	(4.3)	(4.5)	(4.4)%
Operating income	9.3	12.7	(26.8)%
Total other expense, net	(0.6)	(0.3)	100.0%
Income before income taxes	8.7	12.4	(29.8)%
Income tax expense	(2.7)	(4.1)	(34.1)%
Net income	$6.0	$8.3	(27.7)%

For the Years Ended December 31, 2024 and 2023

Revenues

Revenues were $42.3 million for the year ended December 31, 2024, representing an increase of $2.6 million, or 6.5%, compared with $39.7 million for the same period in 2023. This was mainly due to the increase of 4.8% in sales volume, and an increase of 3.2% in the average selling price of our products in RMB, and 1.6% negative impact from exchange rate due to depreciation of RMB against US dollars, as compared with those of the same period in 2023.

	For the Years Ended December 31,
	2024		2023		Change	Change
	Amount	%	Amount	%	Amount	%
	(in US Dollar except percentage)
Revenue from sales to customers in the PRC	$27,340,555	64.7%	$27,668,985	69.7%	$(328,430)	(1.2)%
Revenue from sales to customers overseas	14,939,818	35.3%	12,036,954	30.3%	2,902,864	24.1%
Total Revenues	$42,280,373	100%	$39,705,939	100%	$2,574,434	6.5%

	For the Years Ended December 31,
	2024		2023		Change	Change
	Unit	%	Unit	%	Unit	%
	(in Unit, except percentage)
Units sold to customers in the PRC	1,309,240	63.5%	1,330,013	67.6%	(20,773)	(1.6)%
Units sold to customers overseas	751,630	36.5%	637,303	32.4%	114,327	17.9%
Total Units Sold	2,060,870	100%	1,967,316	100%	93,554	4.8%

PRC Domestic Market

For the year ended December 31, 2024, revenue from the PRC domestic market decreased by $0.3 million or 1.2%, as a combined result of (i) the decrease of 1.6% in sales volume, primarily attributable to weakened market demand, consistent with the overall macroeconomic conditions in China in 2024, and (ii) 1.6% negative impact from exchange rate due to depreciation of RMB against US dollars, partially offset by (iii) an increase of 2.0% in the average sales price of our products in RMB, and as compared with those of the same period in 2023.

The increase of 2.0% in sales price of our products in RMB was mainly due to the marketing initiatives to enhance sales of new models of higher-end products such as medical touchscreens, automotive touchscreen, and multi-functional printer touchscreens during the year ended December 31, 2024.

During the year ended December 31, 2024, the Company undertook proactive marketing initiatives for new models and sought to obtain new customers in order to reduce the impact the weakening macroeconomic conditions in China. Our sales increased by 6.0% in Southwest China, partially offset by a decrease of 2.4% in East China, and 0.8% in South China during the year ended December 31, 2024,

Overseas Market

For the year ended December 31, 2024, revenue from overseas markets was $14.9 million as compared to $12.1 million of the same period of 2023, representing an increase of $2.8 million, or 24.1%, primarily due to i) an increase of 17.9% in sales volume, particularly driven by higher demand for the automotive touchscreens, gaming touchscreens, and industrial control touchscreens, (ii) 6.8% increase in average RMB selling price of the products, particularly in the product of industrial control touchscreens and automotive touchscreens, as the Company had greater pricing power due to the higher demand for the products during the year ended December 31, 2024, partially offset by (iii) the 1.6% negative impact from exchange rate due to depreciation of RMB against US dollars, compared with those of the same period in 2023.

The following table summarizes the breakdown of revenues by categories in US dollars:

	Revenues For the Years Ended December 31,
	2024		2023		Change	Change
	Amount	%	Amount	%	Amount	Margin%
	(in US Dollars, except percentage)
Product categories by end applications
Automotive Touchscreens	$11,513,813	27.2%	$9,780,713	24.6%	$1,733,100	17.7%
Industrial Control Computer Touchscreens	8,212,232	19.4%	7,884,224	19.9%	328,008	4.2%
Gaming Touchscreens	6,462,723	15.3%	5,619,228	14.1%	843,495	15.0%
Medical Touchscreens	6,282,892	14.9%	5,799,489	14.6%	483,402	8.3%
POS Touchscreens	6,255,175	14.8%	6,613,501	16.7%	(358,325)	(5.4)%
Multi-Functional Printer Touchscreens	3,559,538	8.4%	4,008,784	10.1%	(455,246)	(11.4)%
Total Revenues	$42,280,373	100.0%	$39,705,939	100.0%	$2,574,434	6.5%

*	Others include applications in self-service kiosks, ticket vending machines and financial terminals.

The Company continued to shift production mix from traditional lower-end products to high-end touchscreens used in automotive touchscreens, gaming touchscreens, medical touchscreens, and industrial control computer touchscreens, primarily due to (i) greater growth potential of computer screen models in China and overseas, and (ii) stronger demand for higher-end touchscreens made with better materials and better quality.

Gross Profit and Gross Profit Margin

	Years Ended December 31,		Change
(in millions, except percentage)	2024	2023	Amount	%
Gross Profit	$13.6	$17.2	$(3.6)	(20.9)%
Gross Profit Margin	32.2%	43.3%		(11.1)%

Gross profit was $13.6 million during the year ended December 31, 2024, compared to $17.2 million in the same period of 2023. Our gross profit margin decreased to 32.2% during the year ended December 31, 2024 as compared to 43.3% for the same period of 2023, primarily due to i) an increase of 29.9% in cost of goods sold, and ii) sales discount to certain long-term customers at year-end. During the year ended December 31, 2024, we had an increase of 31.8% in costs of raw materials, among which the chip cost accounted for 43%, and the increase of 24.3% of labor costs due to additional hiring of technicians. Chip costs increased starting in the first quarter of 2024 and stabilized by the third quarter of 2024.

Selling Expenses

	Years Ended December 31,		Change
(in millions, except percentage)	2024	2023	Amount	%
Selling Expenses	$0.8	$0.6	$0.2	33.3%
as a percentage of revenues	1.9%	1.5%		0.4%

Selling expenses were $0.8 million for the year ended December 31, 2024, compared to $0.6 million in the same period in 2023, representing an increase of $0.2 million, or 133.3%, primarily due to an increase in traveling and transportation expenses of our selling and marketing team to visit customers and attend exhibitions in order to promote the increase of sales during the year ended December 31, 2024.

General and Administrative Expenses

	Years Ended December 31,		Change
(in millions, except percentage)	2024	2023	Amount	%
General and Administrative Expenses	$3.5	$3.8	$(0.3)	(7.9)%
as a percentage of revenues	8.3%	9.6%		(1.3)%

General and administrative expenses were $3.5 million for the year ended December 31, 2024, compared to $3.8 million in the same period in 2023, representing a decrease of $0.3 million, or 7.9%. The decrease was primarily due to i) accrued placement agent fees of $1.2 million related to the private placement consent agreement with representatives of the private placement that took place on January 19, 2023, partially offset by only ii) increase of amortized consulting fees of $0.6 million (see NOTE 4- PREPAID EXPENSES AND OTHER CURRENT ASSETS of the accompanying financial statements), and $0.1 million of miscellaneous expenses including $44,862 allowance for credit losses of advance to vendors and $54,873 provision for obsolete inventory.

Research and Development Expenses

	Years Ended December 31,		Change
(in US dollars, except percentage)	2024	2023	Amount	%
Research and development expenses	$-	$84,551	$(84,551)	(100.0)%
as a percentage of revenues	0.0%	0.2%		(0.2)%

Research and development (“R&D”) expenses were nil and $84,551 for the years ended December 31, 2024 and 2023, respectively. The Company did not incur any research and development expenses during the year ended December 31, 2024.

Operating Income

Total operating income was $9.3 million for the year ended December 31, 2024 as compared to $12.7 million for the same period in 2023, a decrease of $3.4 million or 26.8%. The decrease was primarily due to lower gross profit, higher selling expenses, partially offset by lower general & administration expenses, andlower research and development expenses.

Gain (loss) on Changes in Fair Value of Common Stock Purchase Warrants

	Years Ended December 31,		Change
(in US dollars, except percentage)	2024	2023	Amount	%
Gain (loss) on changes in fair value of common stock purchase warrants	$378,371	$(121,413)	$499,784	(411.6)%
as a percentage of revenues	0.9%	(0.3)%		1.2%

In connection with the issuance of  convertible promissory notes in October, November and December, 2021, the Company also issued seven (7) three-year warrant (the “ Note Warrants”) to purchase an aggregate of 1,800,000 shares of the Company’s common stock (the “Warrant Shares”) (see NOTE 10 — CONVERTIBLE PROMISSORY NOTES PAYABLE).

Gain on changes in fair value of common stock purchase warrants was $378,371 for the year ended December 31, 2024, as compared to a loss of $121,413 in the same period of 2023.

Income Taxes

	Years Ended December 31,		Change
(in millions, except percentage)	2024	2023	Amount	%
Income before Income Taxes	$8.7	$12.4	$(3.7)	(29.8)%
Income Tax Expense	(2.7)	(4.1)	(1.4)	(34.1)%
Effective income tax rate	30.6%	33.1%		(2.5)%

The effective income tax rate for the years ended December 31, 2024 and 2023 was 30.6% and 33.1%, respectively.

Our PRC subsidiary had $103.7 million of cash as of December 31, 2024, which is planned to be indefinitely reinvested in our business operations in the PRC. Distributions from our PRC subsidiary to our stockholders would be subject to the U.S. federal income tax at 21%, less any applicable foreign tax credits. Due to our policy of indefinitely reinvesting our earnings in our PRC business, we have not provided for deferred income tax liabilities related to PRC withholding income tax on undistributed earnings of our PRC subsidiary.

Net Income

As a result of the above factors, we had a net income of $6.0 million in the year ended December 31, 2024 compared to a net income of $8.3 million in the same period of 2023.

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

As of December 31, 2024, we had current assets of $114.1 million, consisting of $103.7 million in cash, $7.5 million in accounts receivable, $0.1 million in inventories, and $2.8 million in prepaid expenses and other current assets. Our current liabilities as of December 31, 2024 were $3.0 million, which comprised of $1.3 million in accounts payable, $0.1 million due to related parties, $1.0 million in accrued expenses and other current liabilities and $0.6 million in operating lease liabilities, current portion.  We also had $0.5 million in operating lease liabilities, non- current as of December 31, 2024.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
(in US Dollar millions)	2024	2023
Net cash provided by operating activities	$1.1	$12.7
Net cash used in investing activities	(0.3)	(2.3)
Net cash provided by financing activities	7.6	40.0
Effect of foreign currency exchange rate changes on cash and cash equivalents	(2.7)	(3.6)
Net increase in cash and cash equivalents	5.7	46.8
Cash and cash equivalents at the beginning of period	98.0	51.2
Cash and cash equivalents at the end of period	$103.7	$98.0

Operating Activities

Net cash provided by operating activities was $1.1 million for the year ended December 31, 2024, as compared to $12.7 million provided by operating activities for the same period in 2023, representing a decrease of $11.6 million, or 91.3%.

The positive cash flow for the year ended December 31, 2024 was primarily due to i) $6.0 million net income during the year ended December 31, 2024, ii) the increase of $0.6 million in accounts payable and $0.1 million in amounts due to a related party, partially offset by iii) the increase of $0.4 million gain on changes in fair value of common stock purchase warrants liability, $0.2 million in accounts receivable and $1.8 million in prepaid expenses and other current assets (mainly in prepaid $0.9 million of consulting service fees and $1.0 million in market research fees) , and iv) the decrease of $3.3 million in accrued expenses and other current liabilities.

The positive cash flow for the year ended December 31, 2023 was primarily due to i) $8.3 million net income during the year ended December 31, 2023; ii) the decrease of $1.2 million in accounts receivable, $0.2 in inventory and $0.3 million in prepaid expenses and other current assets, iii) the increase of $3.1 million in accrued expenses and other current liabilities, and partially offset by iv) the decrease of $0.7 million in accounts payable.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2024 was $0.3 million for the purchase of property, plant and equipment and construction in progress.

Net cash used in investing activities for the year ended December 31, 2023 was $2.3 million for the purchase of property, plant and equipment.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2024 was $7.6 million, including $9.0 million in net proceeds from the 2024 Uplisting Offering, partially offset by $1.4 million repayment of convertible promissory notes.

Net cash provided by financing activities was $40.0 million for the year ended December 31, 2023, consisting of $40.0 million proceeds from a private placement, partially offset by the repayment of $55,000 in convertible promissory note payable.

Our Days Sales Outstanding (“DSO”) decreased to 64 days for the year ended December 31, 2024 from 75 days for the year ended December 31, 2023 due to our faster collection of accounts receivables.

The majority of the Company’s revenues and expenses were denominated primarily in RMB, the currency of the People’s Republic of China. There is no assurance that exchange rates between the RMB and the U.S. Dollar will remain stable. Inflation has not had a material impact on the Company’s business.

COMMITMENTS AND CONTINGENCIES

Capital Expenditure Commitment

As of December 31, 2024, the Company had commitment of RMB5.0 million (equivalent to $0.7 million) for construction in progress.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2024.

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

In accordance with ASC 606, the Company recognizes revenue when it transfers its goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in such exchange. The Company accounts for the revenue generated from sales of its products primarily to its customers in PRC and overseas, as the Company is acting as a principal in these transactions, is subject to inventory risk, has latitude in establishing prices, and is responsible for fulfilling the promise to provide customers the specified goods, because it has control of the goods and the ability to direct their use to obtain substantially all the benefits. All of the Company’s contracts have one single performance obligation as the promise is to transfer the individual goods to customers, and there is no separately identifiable other promises in the contracts. The Company’s revenue streams are recognized at a point in time when title and risk of loss passes and the customer accepts the goods, which generally occurs at delivery. The Company’s products are sold with no right of return and the Company does not provide other credits or sales incentive to customers. The Company’s sales are net of value added tax (“VAT”) and business tax and surcharges collected on behalf of tax authorities in respect of product sales.

Contract Assets and Liabilities

Payment terms are established based on the Company’s pre-established credit requirements after an evaluation of customers’ credit quality. Contract assets are recognized as related accounts receivable. Contract liabilities are recognized for contracts where payment has been received in advance of delivery. The contract liability balance can vary significantly depending on the timing of when an order is placed and when shipment or delivery occurs. As of December 31, 2024 and 2023, other than accounts receivable and advances from customers, the Company had no other material contract assets, contract liabilities or deferred contract costs recorded on its consolidated balance sheet. Costs of fulfilling customers’ purchase orders, such as shipping, handling and delivery, which occur prior to the transfer of control, are recognized in selling, general and administrative expense when incurred.

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

Disaggregation of Revenues

The Company disaggregates its revenue from contracts by geography, as the Company believes it best depicts how the nature, amount, timing and uncertainty of the revenue and cash flows are affected by economic factors. The Company’s disaggregation of revenues for the years ended December 31, 2024 and 2023 is disclosed in Note 16 to the financial statements.

Use of estimates

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”), management makes estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on information available at the date of the consolidated financial statements. Significant estimates required to be made by management include, but are not limited to, the allowance for estimated uncollectible receivables, inventory valuations, useful lives of property, plant and equipment, intangible assets, operating leases, the recoverability of long-lived assets, provisions necessary for contingent liabilities, revenue recognition and realization of deferred tax assets. Actual results could differ from those estimates.

Inventories

Inventory consists of raw materials, work-in-process and finished goods and is stated at the lower of cost or net realizable value. Cost is determined using the weighted average method. For work-in-process and manufactured inventories, cost consists of raw materials, direct labor and an allocated portion of the Company’s production overhead. The Company writes down excess and obsolete inventory to its estimated net realizable value based upon assumptions about future demand and market conditions. For finished goods and work-in-process, if the estimated net realizable value for an inventory item, which is the estimated selling price in the ordinary course of business, less reasonably predictable costs to completion and disposal, is lower than its cost, the specific inventory item is written down to its estimated net realizable value. Net realizable value for raw materials is based on replacement cost. Provisions for inventory write-downs are included in the cost of revenues in the consolidated statements of operations. Inventories are carried at this lower cost basis until sold or scrapped.

$54,873 and nil inventory write-off was recorded for the years ended December 31, 2024 and 2023, respectively.

Convertible Promissory Notes

The Company accounts for its convertible promissory notes in according with guidance of ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”, which simplifies the accounting for convertible instruments by eliminating the requirement to separate embedded conversion features from the host contract when the conversion features are not required to be accounted for as derivatives under Topic 815.

The Company analyzes the convertible notes for the existence of a beneficial conversion feature. The Company considered the three characteristics of a derivative instrument listed in ASC 815-10-15-83: (i) having one or more underlyings  and one or more notional amounts or payment provisions or both; (ii) requiring no initial net investment; and (iii) permitting net settlement.

Since the Company’s notes have a fixed interest rate, specified notional principal and settlement date, with no other events affecting settlement, and because the Company received net proceeds after issuance costs and discount (recorded as net proceeds or net settled investment), management assessed that the Notes do not meet the definition of derivative instruments and that any embedded feature would not be bifurcated. The discounts on the convertible notes, were amortized to interest expense, using the effective interest method, over the terms of the related convertible notes.

On February 23, 2024, immediately upon the closing of the 2024 Public Offering, the Company made a full payment on the remaining five outstanding promissory notes. (see details in NOTE 10 – CONVERTIBLE PROMISSORY NOTES PAYABLE-a) Convertible promissory notes). There were no convertible promissory notes as of December 31, 2024.

Common stock purchase warrants

The Company also analyzed the warrants in accordance with ASC 815, to determine whether the warrants meet the definition of a derivative and, if so, whether the warrants meet the scope exception of ASC 815-40, which provides hat contracts issued or held by the reporting entity that are both (1) indexed to its own stock and (2) classified in stockholders’ equity shall not be considered derivative instruments for purposes of ASC 815-40.

The Company concluded that the Note Warrants (as defined in NOTE 10 – CONVERTIBLE PROMISSORY NOTES PAYABLE – ii) Warrants) issued in October, November and December 2021 financings should be treated as a derivative liability because the Warrants are entitled to a price adjustment provision that allows the exercise price to be adjusted if the Company issues or sells any additional shares of common stock at a price per share more or less than the then-applicable exercise price or without consideration, which is typically referred to as a “down-round protection” or “anti-dilution” provision. According to ASC 815-40, the “down-round protection” provision is not considered an input to the fair value of a fixed-for-fixed option on equity shares which causes the Warrants to fail to qualify as indexed to the Company’s own stock and therefore fail to meet the scope exceptions of ASC 815. Therefore, the Company accounted for the Warrants as derivative liabilities under ASC 815. Pursuant to ASC 815, derivatives are measured at fair value and remeasured at fair value with changes in fair value recorded in earnings for each reporting period.

The Company used a Black-Scholes pricing model to estimate the fair values of common stock purchase warrants at the balance sheet dates.

The Note Warrant (see details in NOTE 10 – CONVERTIBLE PROMISSORY NOTES PAYABLE-b) Note Warrant) was issued in 2021 and was valid for three years and expired during the year ended December 31, 2024.

As of December 31, 2024 and 2023, the Company recorded nil and $378,371 of common stock purchase warrant liability, respectively, and a $378,371 gain and a $121,413 loss on changes in the fair value of common stock purchase warrant liability for the year ended December 31, 2024 and 2023, respectively.

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

An uncertain tax position is recognized only if it is “more likely than not” that the tax position would be sustained in a tax examination. The amount recognized is the largest amount of tax benefit that is greater than 50% likely to beg realized upon examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. No significant penalties or interest relating to income taxes were incurred during the years ended December 31, 2024 and 2023. The Company believes that there were no uncertain tax positions as of December 31, 2024 and 2023.

The Company’s operating subsidiaries in China are subject to the income tax laws of the PRC. No significant income was generated outside the PRC for the fiscal years ended December 31, 2024 and 2023. As of December 31, 2024 and 2023, all of the Company’s tax returns for its PRC Subsidiaries remain open for statutory examination by PRC tax authorities.

Property, plant and equipment, net

Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization of property and equipment is provided using the straight-line method over their expected useful lives, as follows:

Useful life
Buildings	20 years
Machinery and equipment	10 years
Vehicles	4 years

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

Construction in progress, funded by the Company’s working capital, represents manufacturing facilities and office buildings under construction. It is stated at cost and transferred to property, plant and equipment when it is substantially ready for its intended use. No depreciation is recorded for construction in progress. Management estimates that construction in progress for our new facilities will be completed by the end of the fourth quarter of 2025, at which time it will be transferred to property, plant and equipment and depreciation will begin.

Fair value measurement

Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact as well as assumptions that market participants would use when pricing the asset or liability.

Authoritative literature provides a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. An asset or liability categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement as follows:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices included within Level 1 that are observable for the assets or liabilities such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

Accounting guidance also describes three main approaches to measuring the fair value of assets and liabilities: (1) market approach; (2) income approach, and (3) cost approach. The market approach uses prices and other relevant information generated from market transactions involving identical or comparable assets or liabilities. The income approach uses valuation techniques to convert future amounts to a single present value amount. The measurement is based on the value indicated by current market expectations about those future amounts. The cost approach is based on the amount that would currently be required to replace an asset.

When available, the Company uses quoted market prices to determine the fair value of an asset or liability. If quoted market prices are not available, the Company measures fair value using valuation techniques that use, when possible, current market-based or independently sourced market parameters, such as interest rates and currency rates.

Impairment of long-lived Assets

Long-lived assets, such as property, plant and equipment, and land use rights, are reviewed for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Recoverability of a long-lived asset or asset group to be held and used is measured by a comparison of the carrying amount of an asset or asset group to the estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying value of an asset or asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized for the amount that the carrying value exceeds the estimated fair value of the asset or asset group. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third party independent appraisals, as considered necessary. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell, and are no longer depreciated. No impairment of long-lived assets was recognized for the years ended December 31, 2024 and 2023.

Lease

The Company adopted ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) for all periods presented. The Company elected the short-term lease exemption for all contracts with lease terms of 12 months or less.

Under the guidance of ASU 2016-02, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements.

The Company’s lease terms include options to renew or terminate the lease when it is reasonably certain that it will exercise the option. The Company determines if a contract contains a lease based on whether it has the right to obtain substantially all of the economic benefits from the use of an identified asset that the Company does not own and whether it has the right to direct the use of an identified asset in exchange for consideration. Right of use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets are recognized as the amount of the lease liability, adjusted for lease incentives received. Lease liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value of the future lease payments is the Company’s incremental borrowing rate (“IBR”), because the interest rate implicit in most of the Company’s leases is not readily determinable. The IBR is a hypothetical rate based on the Company’s understanding of what its credit rating would be and the resulting interest it would pay to borrow an amount equal to the lease payments in a similar economic environment over the lease term on a collateralized basis. Lease payments may be fixed or variable, however, only fixed payments or in-substance fixed payments are included in the Company’s lease liability calculation. Variable lease payments are recognized in operating expenses in the period in which the obligation for those payments is incurred.

The lease right-of-use assets are initially measured at the carrying amount of the lease liability and adjusted for any prepaid or accrued lease payments, remaining balance of lease incentives received, unamortized initial direct costs, or impairment charges relating to the right-of-use-asset. Lease expense for minimum lease payments exclusive of value-added tax is recognized on a straight-line basis over the lease term The new standard provides a number of optional practical expedients at transition. The Company elected certain practical expedients that must be elected as a package, which permit the Company to not reassess, under the new standard, prior conclusions about (1) lease identification, (2) lease classification and (3) initial direct costs. Additionally, the Company elected a short-term lease exception policy, which allows entities to not apply Topic 842 to short-term leases (i.e. leases with terms of 12 months or less) and a hindsight policy, which allows an entity to include current considerations for existing leases when determining initial lease terms. The Company has also elected to account for lease and non-lease components as a single component for all leases and elected to utilize an IBR (incremental borrowing rate) that equals the risk free rate plus premium for all leases when calculating the lease liability.

Comprehensive income

Comprehensive income (loss) consists of two components, net income and other comprehensive income (loss). The foreign currency translation gain or loss resulting from translating the financial statements expressed in RMB to US$ is reported in other comprehensive income (loss) in the consolidated statements of income and comprehensive income.

Recently issued accounting guidance

The Company considers the applicability and impact of all accounting standards updates (“ASUs”). Management periodically reviews new accounting standards issued.

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”, which provides optional expedients and exceptions for applying U.S. GAAP on contract modifications and hedge accounting to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform, if certain criteria are met. These optional expedients and exceptions provided in ASU No. 2020-04 are effective for the Company as of March 12, 2020 through December 31, 2022. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”), which deferred the application dates of Topic 848 to December 31, 2024. The Company currently does not have any financial instrument that reference to LIBOR and does not anticipate the adoption will have a material impact to the Company’s combined and consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is evaluating this ASU and expects to add additional disclosures to our combined and consolidated financial statements, once adopted.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of December 31, 2024, pursuant to Exchange Act Rule 13a-15(b). We concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Material Weaknesses in Internal Control over Financial Reporting

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 based on the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that the Company’s internal control over financial reporting as of December 31, 2024 was not effective.

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

The ineffectiveness of the Company’s internal control over financial reporting was due to the following material weaknesses:

●	Lack of competent financial reporting and accounting personnel with appropriate understanding of U.S. GAAP and financial reporting requirements to design and implement key controls over financial reporting process;

●	Lack of risk assessment procedures on internal controls to detect financial reporting risks in a timely manner.

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

Management’s Plan to Remediate the Material Weakness

Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions planned include:

●	Identify gaps in the Company’s skills base and the expertise of its staff required to meet the financial reporting requirements of a public company; and

●	Continue to cooperate with operation teams to ensure a control environment in place, and monitor the effectiveness of operations on existing controls and procedures.

●	Establish procedures to assess compliance requirements under the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and improve overall internal control.

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

ITEM 9B. OTHER INFORMATION.

We have adopted an insider trading policy and clawback policy. Our insider trading policy clawback policy are available on our website and are filed as exhibits to this Annual Report.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Listed below are the names of the directors and executive officers of the Company, their ages as of the date of this Annual Report, and their positions with the Company.

Name	Age	Position(s) Held
Guangrong Cai	62	Chairman, Director
Zongyi Lian	60	President and Chief Executive Officer
Xing Tang	58	Chief Financial Officer
Jian Feng	30	Secretary, Director
Jing Chen*	59	Director
Jiaxing Huang	25	Director
Guijun Gan	56	Director
Jing Guo**	35	Director

*	Jing Chen served from November 12, 2021 untill April 29, 2025

**	Jing Guo served from May 1, 2025

Guangrong Cai - Chairman and Director

Mr. Guangrong Cai has served as our Chairman and Director since June 2024. Mr. Cai has served as a legal representative and director of the strategic planning department of Sichuan Vtouch Technology Co., Ltd since 2020. Mr. Cai has served as a legal representative and general manager of Frejoo Enterprise Management (Chengdu) Co., Ltd. since January 2019, a company specializing in helping Chinese enterprises go public on Nasdaq. From January 2013 to December 2016, Mr. Cai served as the founder and established a project center for the research and development of industrial capacitive screens. In 2020, he transformed the project center into Sichuan Vtouch Technology Co., Ltd. From January 2003 to December 2012, he served as the Chief Financial Officer at Hong Kong Zhentai Toy Group. Mr. Cai received a master’s degree in Economics from Sun Yat-sen University in 1992 and a bachelor’s degree in Economics from Sun Yat sen University in 1989. He received an EMBA degree from Tsinghua University in 2002. We believe that Mr. Cai is qualified to serve as our Chairman and Director due to his extensive knowledge and background in economics and management.

Zongyi Lian - Chief Executive Officer and President

Mr. Lian has served as our Chief Executive Officer and President since October 12, 2020. He has also served as Chief Executive Officer of Sichuan Wetouch since November 21, 2017. In 2006, he co-founded Chongqing Damai Touchscreen Computer Co., Ltd (“Damai”) (later renamed Chengdu Wetouch) and served as Vice Technique General Manager, where he was responsible for overseeing the product technology department. In 2011, he co-founded Sichuan Wetouch and served as Vice Technique General Manager. Mr. Lian holds a master’s degree in Automatic Control from National Yang Ming Chiao Tung University in 1982.

Xing Tang - Chief Financial Officer

Ms. Xing Tang has served as our Chief Financial Officer since July 2024. From August 2013 to June 2024, Ms. Tang served as Chief Financial Officer of Elong Power Holdings Ltd. (Nasdaq: ELPW), a company focusing on high-power lithium-ion batteries for energy storage systems. From August 2010 to May 2023, Ms. Tang served as Finance Director of China XD Plastics Co., Ltd. From March 2010 to August 2010, she served as a director of Audit Coordination Department of Ashir Capital, Inc. Mrs. Tang obtained the Association of Chartered Certified Accountants certificate in June 1998. Ms. Tang received a bachelor’s degree in arts from Sichuan University in 1988 and a bachelor’s degree in law from Foreign Affairs College in 1990. She received an MBA with a concentration in Accounting from Seton Hall University in 2003. She has extensive experience in financial reporting in US GAAP and internal controls.

Jing Chen - Director

Ms. Chen has served as our director since November 12, 2021. Since November 2024, Ms. Chen has served as the Chief Financial Officer of Shanxi Yansen New Energy Co., Ltd. Ms. Chen also has served as an independent director and the chairperson of the audit committee of Erayak Power Solution Group Inc. (Nasdaq: RAYA) since November 2021, and Bon Natural Lift Limited (Nasdaq: BON) since October 2023. Ms. Chen served as an independent director and the chairperson of the audit committee of Jin Medical International Ltd. (Nasdaq: ZJYL) from August 2021 to December 2023. She also served as the Vice President of Future Fintech Group Inc. (Nasdaq: FTFT), a FinTech company, where she was responsible for the company’s internal control and merger and acquisition from December 2020 to April 2023. From May 2019 to November 2020, Ms. Chen served as the CFO of Future Fintech Group Inc. She served as the CFO of AnZhiXinCheng (Beijing) Technology Co., Ltd. from August 2018 to May 2019. Ms. Chen also served as an independent director of Hello iPayNow (Beijing) Company Ltd. from April 2019 to March 2021. From August 2017 to July 2018, she served as CFO of Beijing Logis Technology Development Co., Ltd., a company listed on The National Equities Exchange and Quotations Co., Ltd. of China, which is a Chinese over-the-counter stock trading system. From June 2016 to July 2017, Ms. Chen served as Group Chief Financial Officer of Beijing AnWuYou Food Co., Ltd. Ms. Chen also served as Chief Financial Officer of Beijing DKI Investment Management Co., Ltd. from August 2012 to May 2016. Ms. Chen received a Doctorate of Business Administration from Victoria University, Neuchatel, Switzerland and an MBA degree from City University of Seattle in Washington, U.S. Ms. Chen holds Fellow Membership of CPA Australia (FCPA) and is a Member of the Chartered Institute of Management Accountants (CIMA). She is also a Senior Member of the International Financial Management (SIFM) accredited by the Ministry of Human Resources and Social Security of the PRC. We believe Ms. Chen is qualified to serve as our director due to her extensive knowledge and background in accounting and management.

On April 29, 2025, Ms. Chen resigned as a Board director and no longer served as a member of the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee of the Board, including as the Chairperson of the Audit Committee.

Jiaxing Huang - Director

Mr. Jiaxing Huang has served as our director since June 2024. Mr. Huang has served as an administrative personnel specialist and manager of Chengdu Tianfu Investment Co., Ltd since July 2021. Since November 2022, he has also served as an independent director of Shenzhen Fushiyuan Intelligent Fire Protection Co., Ltd, responsible for supervising the formulation and implementation of personnel recruitment, assessment, reward and other systems in the company. Mr. Huang received a bachelor’s degree in administration management from University of Electronic Science and Technology of China in 2021. We believe Mr. Huang is qualified to serve as our director due to his knowledge and background in the management field.

Guijun Gan - Director

Mr. Gan has served as our director since June 2024, Mr. Gan has also served as a director of Chengdu Qili Water Treatment Technology Co. since 2019. From July 1998 to October 2018, he served as the Chief Financial Officer of Zhongtu Chemical (Guangdong) Co., Ltd., a wholly-owned company of China Coatings Co., Ltd., a Japanese listed company. Mr. Gan received a master’s degree in Statistics from Sun Yat-sen University in 1992 and a bachelor’s degree in Statistics from Sun Yat-sen University in 1989. We believe Mr. Gan is qualified to serve as our director due to his extensive knowledge and background in accounting and management.

Jing Guo - Director

Ms. Jing Guo, age 35, has served as the Human Resources Director (Vice President level) of All Home Furnishings Limited since December 2020. Ms. Guo received a bachelor’s degree in Electronic Information Engineering from the University of Electronic Science and Technology of China in 2012. The Board believes Ms. Guo’s extensive knowledge and background in the fields of human resources management and corporate administration will make her a valuable addition to the Board.

Family Relationships

There are no other family relationships between any of our directors or executive officers, except that former director Ms. Jiaying Cai is the niece of Mr. Guangrong Cai. There are no arrangements or understandings between our directors and any other person pursuant to which they were appointed as an officer or director of the Company.

Board Committees

We have established three committees under the board of directors: an audit committee, a compensation committee and a nominating and corporate governance committee. We have adopted a charter for each of the three committees. Each committee’s members and functions are described below.

Audit Committee. Our audit committee consists of Jing Chen, Jiaxing Huang and Guijun Gan. Ms. Chen is the chairperson of the audit committee. We have determined that Ms. Chen, Mr. Huang and Mr. Gan each satisfy the “independence” requirements of Nasdaq Listing Rule 5605(a)(2) and meet the independence standards under Rule 10A-3 under the Exchange Act. We have determined that Ms. Chen qualifies as an “audit committee financial expert.”

We have adopted an audit committee charter, which details the principal responsibilities of the audit committee, including:

●	To assist board oversight of (i) the integrity of our financial statements, (ii) our compliance with legal and regulatory requirements, (iii) our independent auditor’s qualifications and independence, and (iv) the performance of our internal audit function and independent auditors; and the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	To (i) approve all audit engagement fees and terms and (ii) pre-approve all audit and permitted non-audit and tax services that may be provided by the Company’s independent auditors or other registered public accounting firms.

●	At least annually, to evaluate the qualifications, performance and independence of the Company’s independent auditors, including an evaluation of the lead audit partner; and to assure the regular rotation of the lead audit partner at the Company’s independent auditors and consider regular rotation of the accounting firm serving as the Company’s independent auditors.

●	To review and discuss with the Company’s independent auditors and management the Company’s quarterly financial statements and the disclosure under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to be included in the Company’s Quarterly Report on Form 10-Q before such Form 10-Q is filed; and to review and discuss the Form 10-Q for filing with the SEC.

●	To review, approve and oversee any transaction between the Company and any related person (as defined in Item 404 of Regulation S-K promulgated by the SEC) and any other potential conflict of interest situations on an ongoing basis, in accordance with Company policies and procedures, and to develop policies and procedures for the Committee’s approval of related party transactions.

●	To review with management and the Company’s independent auditors: (i) any major issues regarding accounting principles and financial statement presentation, including any significant changes in the Company’s selection or application of accounting principles; (ii) any significant financial reporting issues and judgments made in connection with the preparation of the Company’s financial statements, including the effects of alternative GAAP methods; and (iii) the effect of regulatory and accounting initiatives and off-balance sheet structures on the Company’s financial statements.

●	To assist and advise the Board and the Compensation Committee in enforcing the Company’s executive compensation clawback policy and related laws, rules and regulations.

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

Compensation Committee. Our compensation committee consists of Jing Chen, Jiaxing Huang and Guijun Gan. Mr. Huang is the chairperson of our compensation committee. We have determined that Ms. Chen, Mr. Huang and Mr. Gan each are “independent,” as such term is defined for directors and compensation committee members in the listing standards of the NASDAQ Stock Market LLC. Additionally, each qualifies as “non-employee directors” for purposes of Rule 16b-3 under the Securities Exchange Act of 1934 and as “outside directors” for purposes of Section 162(m) of the Internal Revenue Code.

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

Nominating and Corporate Governance Committee. Our nominating and corporate governance committee consists of Jing Chen, Jiaxing Huang and Guijun Gan. Mr. Gan is the chairperson of our nominating and corporate governance committee. We have determined that each of Ms. Chen, Mr. Huang and Mr. Gan qualifies as “independent” as that term is defined by Nasdaq Listing Rule 5605(a)(2).

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

Trading Policies

On April 16, 2024, we adopted insider trading policies and procedures governing the purchase, sale, and/or other disposition of our securities by directors, officers and employees, which are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable Nasdaq listing standards (the “Insider Trading Policy”).

The foregoing description of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by the terms and conditions of the Insider Trading Policy, a copy of which is attached hereto as Exhibit 19 and is incorporated herein by reference.

Involvement in Certain Legal Proceedings

To our knowledge, during the last ten years, none of our directors and executive officers (including those of our subsidiaries) has:

●	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

●	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.

●	Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities.

●	Been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commody Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

●	Been subject to, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities (“Reporting Persons”) to file reports of ownership and changes in ownership with the SEC. Based solely on our review of copies of such reports and representations from the Reporting Persons, we believe that during the fiscal year ended December 31, 2024, the Reporting Persons timely filed all such reports, except that Ms. Xing Tang, our CFO, Mr. Guangrong Cai, our Chairman, and Mr. Jiaxing Huang and Mr. Guijun Gan, our directors, failed to timely file Forms 3 as officers and directors of the Company. No securities of the Company are beneficially owned by Ms. Xing Tang, Mr. Jiaxing Huang and Mr. Guijun Gan.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth total compensation paid to our named executive officers for the years ended December 31, 2024 and 2023.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	All other compensation ($)	Total ($)

Zongyi Lian, President, Chief Executive Officer	2023	$20,336	-	-	-	-	$20,336
	2024	$12,857	-	-	-	-	$12,857

Yuhua Huang, Chief Financial Officer (1)	2023	$18,642	-	-	-	-	$18,642
	2024	$7,500	-	-	-	-	$7,500

Xing Tang, Chief Financial Officer (2)	2023	$-	-	-	-	-	$-
	2024	$28,150					$28,150

(1)	Yuhua Huang resigned as Chief Financial Officer of the Company on July 8, 2024.

(2)	Xing Tang was appointed as Chief Financial Officer of the Company on July 8, 2024.

Employment Agreements

Zongyi Lian

On November 21, 2017, Sichuan Wetouch entered into an employment agreement with its Chief Executive Officer, Zongyi Lian, pursuant to which he receives an annual base salary of approximately $23,890 (equivalent to RMB168,000) plus other annual remuneration, including but not limited to position salary of approximately $17,070 (equivalent to RMB120,000), confidentiality fee of approximately $6,828 (equivalent to RMB48,000) and subsidies of approximately $9,104 (equivalent to RMB64,000). Mr. Lian’s employment is for an initial term of three (3) years and may be renewed by the parties within 30 days prior to the expiration of the employment agreement. On November 13, 2020, the employment agreement with Mr. Lian was renewed for another three (3) years until November 20, 2023, with similar terms and conditions. Amount reflects salary paid to Mr. Lian for services rendered to our former operating subsidiary, Sichuan Wetouch. Such employment agreement has been assigned to our PRC subsidiary, Sichuan Vtouch. On April 16, 2024, our board of directors ratified and approved the extension of the term of employment of Mr. Lian as our CEO for another three years from November 21, 2023 under the same terms and conditions. We expect to enter into a new agreement with Mr. Lian to memorialize the terms and conditions and expect to file with the SEC upon execution.

Under these agreements with Zongyi Lian, he is employed for a specified time period and is entitled to receive annual salary plus other remuneration, pension insurance, medical insurance, maternity insurance, unemployment insurance, work-related injury insurance, housing provident funds and other benefits pursuant to PRC law. We and the individual may terminate the employment upon mutual agreement. Provided that the individual proposes earlier termination and the agreement is terminated upon mutual agreement. The individual is not entitled to compensation. The individual may terminate the employment by giving thirty days’ advance written notice. We may terminate his employment for cause, at any time, without notice or remuneration, for certain acts by the individual, such as serious violation of Sichuan Vtouch’s rules and regulations, and gross neglect of duty and misconduct resulting in large economic losses to Sichuan Vtouch. We may also terminate the employment for cause, with thirty days advance written notice and one month’s salary, for certain acts of the executive officer, such as illness or non-work related injury resulting in inability to work in the previous position or newly assigned position after recovery, inability to perform the assigned work and after training or adjustment of position, still failure to perform the assigned work. The employment agreements will be terminated upon (1) expiry of the employment, (2) the entitlement of the named executive officers to the pension insurance, (3) the death of the named executive officers, (4) the bankruptcy of Sichuan Vtouch, and (5) other circumstances regulated by laws and regulations.

Zongyi Lian is not permitted to (1) hold any side job during the employment, and (2) operate on his own or on behalf of other individuals or enterprises any business providing same or similar competitive products or services.

Yuhua Huang

On November 1, 2017, Sichuan Wetouch entered into an employment agreement with our former Chief Financial Officer, Yuhua Huang, pursuant to which he received an annual base salary of approximately $11,945 (equivalent to RMB84,000) plus other annual remuneration, including but not limited to position salary of approximately $8,535 (equivalent to RMB60,000), confidentiality fee of approximately $3,414 (equivalent to RMB24,000) and subsidies of approximately $4,552 (equivalent to RMB32,000). Mr. Huang’s initial employment was for an initial term of three (3) years, which was renewed by the parties for another three (3) years until October 31, 2023, with similar terms and conditions. On April 16, 2024, our board of directors ratified and approved the extension of the term of employment of Mr. Huang as our Chief Financial Officer for another three years starting from November 1, 2023 under the same terms and conditions. On July 8, 2024, Yuhua Huang resigned as Chief Financial Officer of the Company and ceased to be employed by us.

Xing Tang

On July 8, 2024, the Company and Xing Tang entered into an executive officer agreement. The term of the agreement is three years, effective as of July 8, 2024. Pursuant to this agreement, Xing Tang serves as our Chief Financial Officer and is entitled to receive $5,630 per month (which shall accrue on a daily basis). The agreement contains customary restrictive covenants related to non-conflict and non-competition, confidentiality covenants restricting disclosures of trade secrets and other confidential information. The agreement may be terminated by the Company at any time, without notice or remuneration (unless notice or remuneration is specifically required by applicable law, in which case notice or remuneration will be provided in accordance with applicable law) for cause (including but not limited to gross negligence, willful misconduct or failure to perform duties), or due to death or disability, or without cause by providing one-month prior written notice. Xing Tang may terminate the employment at any time with a one-month prior written notice to the Company if (1) there is a material reduction in her authority, duties and responsibilities, or (2) there is a material reduction in her annual salary.

Confidentiality and Non-Competition

We entered into confidentiality and non-competition agreements with Mr. Lian in November 2017, which were renewed in November 2020. Such agreements have been assigned to our PRC subsidiary, Sichuan Vtouch. Each individual has agreed (1) to keep all confidential information confidential and return it, together with any copies, to Sichuan Vtouch upon termination of employment; (2) not to disclose the confidential information of Sichuan Vtouch to any third party; (3) not to allow any third party to use or acquire the confidential information of Sichuan Vtouch, except as required in the performance of his or her duties in connection with the employment or pursuant to the instruction of the Company; (4) not to use the confidential information of Sichuan Vtouch for his own benefit; and (4) to keep other confidential obligations. As compensation, each individual is entitled to receive a monthly confidentiality fee at a different rate. Each individual has also agreed to hold, after the termination or expiry of his employment agreement, in strict confidence, any of our confidential information without any extra compensation.

Each officer has agreed to be bound by non-competition restrictions during the term of his employment and for two years following termination of the employment. The executive officers may not (1) directly or indirectly invest, establish, or be hired by, any individual or enterprises engaging in the same or similar business, or competitive business, (2) directly or indirectly persuade, induce, encourage, or cause any employee of the Company to terminate employment with Sichuan Vtouch or its subsidiaries; and (3) directly or indirectly persuade, induce, encourage, or cause any customers of Sichuan Vtouch to terminate the business relationship with Sichuan Vtouch or its subsidiaries.

Each officer is obligated to pay $7,110 to $14,220 (equivalent to RMB50,000 to RMB100,000) as a penalty, together with any earnings generated from the use or disclosure of the confidential information, to Sichuan Vtouch for violation of the confidentiality and non-competition agreements.

Clawback Policy

Our board of directors adopted a clawback policy covering our executive officers. An executive officer is our chief executive officer, president, principal financial officer, principal accounting officer (or if there is no such accounting officer, the controller), any vice-president in charge of a significant principal business unit, division, or function (such as sales, administration, or finance), any other officer who performs a policy-making function, or any other person who performs similar policy-making functions for us. As of the date of this Annual Report, our only executive officers are our chief executive officer and our chief financial officer. The clawback policy relates to incentive-based compensation, which is any compensation that is granted, earned or vested based wholly or in part upon the attainment of a financial reporting measure. The clawback policy covers the recovery of incentive-based compensation from an executive officer only in the event that we are required to prepare an accounting restatement due to the material noncompliance of our financial reporting requirements under the United States securities laws, including any required accounting restatement to correct an error in previously issued financial statements that is material to the previously issued financial statements, or that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. Questions as to “materiality” will be determined by the Compensation Committee in coordination with the Audit Committee.

The incentive-based compensation subject to recovery is the incentive-based compensation received during the three completed fiscal years immediately preceding the date that we are required to prepare an accounting restatement as described above, provided that the person served as an executive officer at any time during the performance period applicable to the incentive-based compensation in question provided that the clawback policy shall only apply if the incentive-based compensation is received while we have a class of securities listed on Nasdaq and on or after October 2, 2023. None of our officers’ employment agreements provide incentive-based compensation during the year ended December 31, 2024.

Outstanding Equity Awards at Fiscal Year-End

There are no outstanding equity awards to our executive officers as of December 31, 2024.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers as of December 31, 2024.

Director Compensation

The table below shows the compensation paid to our non-employee directors during 2024.

Name	Year	Fees Earned or Paid in Cash		Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All other Compensation	Total

Fei Bai (1)	2024			-	-	-	-	-	17,143
		$17,143

Xiaojin Tang(2)	2024			-	-	-	-	-	8,571
		$8,571

Congjin Wang(3)	2024			-	-	-	-	-	8,571
		$8,571

Jiaxing Huang (4)	2024			-	-	-	-	-	6,429	*
		$6,429	*

Jing Chen	2024			-	-	-	-	-	20,571	*
		$20,571	*

Guijun Gan (5)	2024	$6,429	*	-	-	-	-	-	6,429

*	Accrued and not paid, except Jing Chen’s.

(1)	Fei Bai resigned as Chairman and a director of the Company on June 3, 2024.

(2)	Xiaojin Tang resigned as a director of the Company on June 3, 2024.

(3)	Congjin Wang resigned as a director of the Company on June 3, 2024.

(4)	Jiaxing Huang was appointed as a director of the Company on June 28, 2024, effective July 1, 2024.

(5)	Guijun Gan was appointed as a director of the Company on June 28, 2024, effective July 1, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of September 8, 2025, the number of shares of common stock beneficially owned by (i) each person, entity or group (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each of our directors (iii) each of our Named Executive Officers and (iv) all executive officers and directors as a group.

All information with respect to beneficial ownership has been furnished by the respective 5% or more stockholders, directors or executive officers, as the case may be. Unless otherwise noted, the mailing address of each listed beneficial owner is No. 29, Third Main Avenue, Shigao Town, Renshou County, Meishan, Sichuan, China.

The percentages below were calculated based on 11,931,534 shares of common stock issued and outstanding as of September 8, 2025.

	Shares Beneficially Owned
Name of Beneficial Owner	Shares	Percentage
Executive Officers and Directors:

Guangrong Cai (1)	9,576	*
Zongyi Lian (2)	5,657	*
Jian Feng	-	-
Guijun Gan	-	-
Jiaxing Huang	-	-
Jing Guo	-	-
Xing Tang	-	-
All officers and directors as a group (7 persons)	15,233	*

5% or Greater Holders:

*	Less than 1%

(1)	Represents 9,576 shares of common stock held of record by Guangrong Cai, Chairman of the Company.

(2)	Represents 5,657 shares of common stock held of record by Zongyi Lian, Chief Executive Officer of the Company.

Changes in Control Agreements

As of the date of this Annual Report, we are not aware of any arrangements that may result in “changes in control,” as that term is defined by Item 403(c) of Regulation S-K.

On September 4, 2025, Jiaying Cai resigned as a member of the Board of Directors (the “Board”). Ms. Jiaying Cai’s decision to resign was not the result of any disagreement with the Company, the Board, management, or any matter relating to the Company’s operations, policies or practices.

On April 29, 2025, Jing Chen resigned as a member of the Board of Directors (the “Board”). Ms. Jing Chen’s decision to resign was not the result of any disagreement with the Company, the Board, management, or any matter relating to the Company’s operations, policies or practices.

On July 8, 2024, Mr. Yuhua Huang resigned as a Chief Financial Officer of Wetouch Technology Inc. (the “Company”). Mr. Huang’s decision to resign was not the result of any disagreement with the Company, the Board of Directors (the “Board”), management, or any matter relating to the Company’s operations, policies or practices.

On June 3, 2024, Mr. Fei Bai resigned as a member of the Board of Directors (the “Board”) and as the Chairman of the Board. Mr. Bai’s decision to resign was not the result of any disagreement with the Company, the Board, management, or any matter relating to the Company’s operations, policies or practices.

On June 3, 2024, Mr. Xiaojin Tang resigned as a member of the Board and the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee of the Board, including as chairperson of the Compensation Committee. Mr. Tang’s decision to resign was not the result of any disagreement with the Company, the Board, management, or any matter relating to the Company’s operations, policies or practices.

On June 3, 2024, Mr. Congjin Wang resigned as a member of the Board and the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee of the Board, including as chairperson of the Nominating and Corporate Governance Committee. Mr. Wang’s decision to resign was not the result of any disagreement with the Company, the Board, management, or any matter relating to the Company’s operations, policies or practices.

On September 5, 2025, the Board appointed Jian Feng to serve as a member of the Board.

On May 1, 2025, the Board appointed Jing Guo to serve as a member of the Board, the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee of the Board, including as the Chairperson of the Nominating and Corporate Governance Committee.

On May 1, 2025, the Board appointed Guijun Gan to serve as the Chairperson of the Audit Committee of the Board and removed him from his position as the Chairperson of the Nominating and Corporate Governance Committee of the Board.

On July 8, 2024. the Board of Company appointed Xing Tang to serve as the Chief Financial Officer of the Company.

On June 28, 2024, the Board of Directors (the “Board”) appointed Guangrong Cai to serve as a member of the Board and Chairman of the Board.

On June 28, 2024, the Board of Directors (the “Board”) appointed Jiaxing Huang to serve as a member of the Board, the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee of the Board, including as chairperson of the Compensation Committee.

On June 28, 2024, the Board of Directors (the “Board”) appointed Guijun Gan to serve as a member of the Board, the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee of the Board, including as chairperson of the Nominating and Corporate Governance Committee.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Since January 1, 2024, the Company has engaged in the following related person transaction in which the amount involved exceeded the lesser of $120,000 or one percent of the Company’s average total assets at year-end for the last two completed fiscal years, and in which a related person had a material interest:

As of December 31, 2024, the Company had an outstanding payable of approximately $149,211 due to Chengdu Wetouch Intelligent Optoelectronics Co., Ltd., an affiliate of Ms. Jiaying Cai, a former director and secretary of the Company. The balance was nil as of December 31, 2023. These advances were unsecured, non-interest bearing, and due on demand.

The Company’s Audit Committee is responsible for reviewing and approving related party transactions. Any such transaction is evaluated to ensure it is on terms comparable to those available with unrelated third parties and in the best interests of the Company and its shareholders. Other than the transaction described above, the Company is not aware of any related person transactions since January 1, 2024, requiring disclosure under Item 404.

Family Relationships

The only family relationship among the Company’s directors and executive officers was that Ms. Jiaying Cai, a former Director and secretary of the Company, is the niece of Mr. Guangrong Cai, Chairman of the Company.

Director Independence

The Board of Directors has reviewed the independence of its members under the independence standards of the Nasdaq Stock Market (the “Nasdaq Rules”), which the Company has adopted as its definition of independence for purposes of determining director independence generally and committee independence specifically. The Nasdaq Rules require that a majority of the board be independent and that members of the audit, compensation, and nominating committees meet additional independence requirements.

Based on this review, the Board has determined that each of Jing Chen, Jiaxing Huang, and Guijun Gan qualifies as an independent director under Nasdaq Listing Rule 5605(a)(2). In addition, the Board determined that these directors meet the heightened independence standards applicable to audit committee members under Rule 10A-3 of the Exchange Act and Nasdaq rules, and to compensation and nominating committee members under Nasdaq rules. Ms. Chen also qualifies as an “audit committee financial expert” as defined by SEC rules.

The remaining directors, Guangrong Cai, Zongyi Lian, Jian Feng, and Jing Guo, are not considered independent because of their current roles as executive officers of the Company or family relationship, as described above.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

For fiscal year 2024, we incurred aggregate fees and expenses of $250,000 from Enrome LLP for work completed related to our annual audit and quarterly reviews.

For fiscal year 2023, we incurred aggregate fees and expenses of $275,000 from B F Borgers CPA PC for work completed related to our annual audits and quarterly reviews.

Audit-Related Expenses

Audit-related expenses for 2024 and 2023 were $0 and $0, respectively.

Tax Fees

We incurred aggregate fees and expenses of $0 and $0 for each fiscal year 2024 and 2023, respectively.

All Other Fees

We incurred other fees of $0 and $0 for each fiscal year 2024 and 2023.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

Exhibit Number	Description of Document
2.1(1)	Share Exchange Agreement dated October 9, 2020 among Wetouch Technology Inc. f/k/a Gulf West Investment Properties, Inc., Wetouch Holding Group Limited, the shareholders of Wetouch Holding Group Limited, Hong Kong Wetouch Electronics Technology Limited and Fengfei Zhang, as administrative agent for the sellers.

3.1(1)	Amended and Restated Articles of Incorporation of the Company, dated September 30, 2020.

3.2(1)	Bylaws of the Company.

4.1(1)	Specimen Common Stock Certificate.

4.2*	Description of Registrant’s Securities.

4.3(1)	Form of Underwriter’s Warrants.

4.4(1)	Common Stock Purchase Warrant dated October 27, 2021 issued by Wetouch Technology Inc.

4.5(1)	Common Stock Purchase Warrant dated November 5, 2021 issued by Wetouch Technology Inc.

4.6(1)	Common Stock Purchase Warrant dated November 16, 2021 issued by Wetouch Technology Inc.

4.7(1)	Common Stock Purchase Warrant dated November 24, 2021 issued by Wetouch Technology Inc.

4.8(1)	Common Stock Purchase Warrant dated November 29, 2021 issued by Wetouch Technology Inc.

4.9 (1)	Common Stock Purchase Warrant dated December 2, 2021 issued by Wetouch Technology Inc.

4.10(1)	Common Stock Purchase Warrant dated December 2, 2021 issued by Wetouch Technology Inc.

10.1.1(1)	English Translation of Employment Agreement between Sichuan Wetouch Technology Co., Ltd and Zongyi Lian.

10.1.2(1)	English Translation of Confidentiality and Non-Competition Agreement between Sichuan Wetouch Technology Co., Ltd and Zongyi Lian.

10.2.1(2)	Executive Officer Agreement between Wetouch Technology Inc. and Xing Tang.

10.3.1(1)	English Translation of Form of Sichuan Vtouch Technology Co., Ltd. Sales Framework Agreement.

10.4(1)	English Translation of Form of Sichuan Vtouch Technology Co., Ltd. Purchase Order with Suppliers.

10.5(1)	English Translation of Form of Loan Agreement between Sichuan Wetouch Technology Co., Ltd and Shareholder of Australia Vtouch Technology Co., Ltd.

10.6(1)	English Translation of Form of Supplemental Agreement to Loan Agreement between Sichuan Wetouch Technology Co., Ltd and Shareholder of Australia Vtouch Technology Co., Ltd.

10.7(1)	English Translation of Renewed Employment Agreement between Sichuan Wetouch Technology Co., Ltd and Zongyi Lian dated November 13, 2020.

10.8(1)	English Translation of Renewed Confidentiality and Non-Competition Agreement between Sichuan Wetouch Technology Co., Ltd and Zongyi Lian dated November 13, 2020.

10.9(1)	English Translation of Form of Sichuan Wetouch Technology Co., Ltd. Supplemental Agreement to Sales Framework Agreement dated April 2024.

10.10(1)	English Translation of Leaseback Agreement between Sichuan Vtouch Technology Co., Ltd and Sichuan Renshou Shigao Tianfu Investment Co., Ltd dated March 16, 2021.

10.11(4)	English Translation of Leaseback Agreement between Sichuan Vtouch Technology Co., Ltd and Meishan Huantian Industrial Co., Ltd. (formerly known as Sichuan Renshou Shigao Tianfu Investment Co., Ltd) dated October 30, 2023.

10.12(1)	Securities Purchase Agreement, dated as of October 27, 2021, between Wetouch Technology Inc. and Talos Victory Fund, LLC

10.13(1)	Registration Rights Agreement dated as of October 27, 2021, between Wetouch Technology Inc. and Talos Victory Fund, LLC

10.14(1)	Securities Purchase Agreement, dated as of November 5, 2021, between Wetouch Technology Inc. and Mast Hill Fund, L.P.

10.15(1)	Registration Rights Agreement dated as of November 5, 2021, between Wetouch Technology Inc. and Mast Hill Fund, L.P.

10.16(1)	Securities Purchase Agreement, dated as of November 16, 2021, between Wetouch Technology Inc. and FirstFire Global Opportunities Fund, LLC.

10.17(1)	Registration Rights Agreement dated as of November 16, 2021, between Wetouch Technology Inc. and FirstFire Global Opportunities Fund, LLC.

10.18(1)	Securities Purchase Agreement, dated as of November 24, 2021, between Wetouch Technology Inc. and LGH Investments, LLC.

10.19(1)	Registration Rights Agreement dated as of November 24, 2021, between Wetouch Technology Inc. and LGH Investments, LLC.

10.20(1)	Securities Purchase Agreement, dated as of November 29, 2021, between Wetouch Technology Inc. and Fourth Man, LLC.

10.21(1)	Registration Rights Agreement dated as of November 29, 2021, between Wetouch Technology Inc. and Fourth Man, LLC.

10.22(1)	Securities Purchase Agreement, dated as of December 2, 2021, between Wetouch Technology Inc. and Jefferson Street Capital LLC.

10.23(1)	Registration Rights Agreement dated as of December 2, 2021, between Wetouch Technology Inc. and Jefferson Street Capital LLC.

10.24(1)	Securities Purchase Agreement, dated as of December 2, 2021, between Wetouch Technology Inc. and Blue Lake Partners, LLC.

10.25(1)	Registration Rights Agreement dated as of December 2, 2021, between Wetouch Technology Inc. and Blue Lake Partners LLC.

10.26(1)	Form of Securities Purchase Agreement.

10.27(4)	English Translation of State-owned Construction Land Use Rights Transfer Contract, dated as of August 6, 2021, between Sichuan Vtouch Technology Co., Ltd and Wenjiang District, Chengdu City Co., Ltd.

10.28(4)	English Translation of Construction Contract, dated as of July 27, 2021, between Sichuan Vtouch Technology Co., Ltd and Sichuan Chunqiu Development and Construction Group Co. Ltd.

10.29(3)	Form of Director Offer Letter

10.30**	English Translation of Lease Agreement, dated August 9, 2024, between Sichuan Vtouch Technology Co., Ltd and Sichuan Renshou Shigao Tianfu Investment Co., Ltd.

14	Code of Ethics (incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 2022)

19(4)	Insider Trading Policy.

21.1(1)	List of subsidiaries of the Company.

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Sarbanes-Oxley Act.

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97(4)	Executive Compensation Recovery Policy

99.1(4)	Audit Committee Charter

99.2(4)	Compensation Committee Charter

99.3(4)	Nominating and Corporate Governance Committee Charter

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	filed herewith

**	Furnished herewith

(1)	Filed as an exhibit to the registrant’s registration statement on Form S-1, File No. 333-270726 and incorporated herein by reference.

(2)	Filed as an exhibit to the registrant’s current report on Form 8-K, filed with the SEC on July 12, 2024.

(3)	Filed as an exhibit to the registrant’s current report on Form 8-K, filed with the SEC on July 1, 2024.

(4)	Filed as an exhibit to the registrant’s annual report on Form 10-K, filed with the SEC on April 16, 2024.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 10, 2025

WETOUCH TECHNOLOGY INC.

By:	/s/ Zongyi Lian
Zongyi Lian
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Xing Tang
Xing Tang
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Zongyi Lian	President	September 10, 2025
Zongyi Lian	Chief Executive Officer and Chairman(Principal Executive Officer)

/s/ Xing Tang	Chief Financial Officer	September 10, 2025
Xing Tang	(Principal Financial and Accounting Officer)

/s/ Guangrong Cai	Chairman and Director	September 10, 2025
Guangrong Cai

/s/ Jian Feng	Director	September 10, 2025
Jian Feng

/s/ Jing Guo	Director	September 10, 2025
Jing Guo

/s/ Jiaxing Huang	Director	September 10, 2025
Jiaxing Huang

/s/ Guijun Gan	Director	September 10, 2025
Guijun Gan

WETOUCH TECHNOLOGY INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Wetouch Technology Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Wetouch Technology Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statement. We believe that our audits provide a reasonable basis for our opinion.

/s/ ST & PARTNERS PLT (PCAOB ID 7261)

We have served as the Company’s auditor since 2025.

Petaling Jaya, Malaysia

September 10, 2025

WETOUCH TECHNOLOGY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars(“US”), except for number of shares)

	As of December 31,
	2024	2023

ASSETS
CURRENT ASSETS
Cash	$103,760,324	$98,040,554
Accounts receivable, net	7,504,630	7,455,252
Inventories	112,327	222,102
Prepaid expenses and other current assets	2,762,580	1,063,627
TOTAL CURRENT ASSETS	114,139,861	106,781,535

Property, plant and equipment, net	12,782,997	12,859,863
Operating right-of-use assets	1,055,208	-
Deferred tax assets	41,397	-
TOTAL ASSETS	$128,019,463	$119,641,398

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,263,981	$640,795
Due to related parties	-	469,591
Due to a related party	149,211	-
Accrued expenses and other current liabilities	966,461	3992,905
Convertible promissory notes payable	-	1,239,126
Operating lease liabilities- current	571,539	-
TOTAL CURRENT LIABILITIES	2,951,192	6,342,417

Common stock purchase warrants liability	-	378,371
Operating lease liabilities- non current	482,606	-
TOTAL LIABILITIES	$3,433,798	$6,720,788

COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 15,000,000 shares authorized, 11,931,534 and 9,732,948 issued and outstanding as of December 31, 2024 and 2023, respectively*	$11,932	$9,733
Additional paid in capital*	52,501,680	43,514,125
Statutory reserve	8,073,968	7,195,092
Retained earnings	74,629,374	69,477,092
Accumulated other comprehensive loss	(10,631,289)	(7,275,432)
TOTAL STOCKHOLDERS’ EQUITY	124,585,665	112,920,610
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$128,019,463	$119,641,398

*	Retrospectively restated for effect of reverse stock split (1-for-20), see Note 10 (2)

The accompanying notes are an integral part of these consolidated financial statements.

WETOUCH TECHNOLOGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Currency expressed in United States Dollars(“US”), except for number of shares)

	The Years Ended December 31,
	2024	2023

REVENUES	$42,280,373	$39,705,939
COST OF REVENUES	(28,673,574)	(22,515,219)
GROSS PROFIT	13,606,799	17,190,720

OPERATING EXPENSES
Selling expenses	(752,795)	(608,524)
General and administrative expenses	(3,536,597)	(3,847,361)
Research and development expenses	-	(84,551)
OPERATING EXPENSES	(4,289,392)	(4,540,436)

INCOME FROM OPERATIONS	9,317,407	12,650,284

Interest income	152,336	117,719
Interest expense	(1,169,974)	(252,325)
Other income (expense)	10,708	(47,328)
Gain (loss)on changes in fair value of common stock purchase warrants liability	378,371	(121,413)
TOTAL OTHER EXPENSE, NET	(628,559)	(303,347)

INCOME BEFORE INCOME TAX EXPENSE	8,688,848	12,346,937

INCOME TAX EXPENSE	(2,657,690)	(4,082,606)

NET INCOME	$6,031,158	$8,264,331

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	(3,355,857)	(4,297,908)
COMPREHENSIVE INCOME	$2,675,301	$3,966,423

EARNINGS PER COMMON SHARE*
Basic	$0.52	$0.89
Diluted	$0.52	$0.89
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING*
Basic	11,630,358	9,285,815
Diluted	11,681,063	9,375,105

*	Retrospectively restated for effect of reverse stock split (1-for-20), see Note 10 (2)

The accompanying notes are an integral part of these consolidated financial statements.

WETOUCH TECHNOLOGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(Currency expressed in United States Dollars(“US”),except for number of shares)

	Common stock at Par value $0.001		Additional paid-in	Statutory	Retained	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	reserve	Earnings	loss	equity

Balance at December 31 2022*	1,680,248	$1,680	$3,402,178	$6,040,961	$62,366,892	$(2,977,524)	$68,834,187

Appropriation to statutory reserve	-	-	-	1,154,131	(1,154,131)	-	-
Shares issued to private placement	8,000,000	8,000	39,992,000	-	-	-	40,000,000

Fraction shares issued due to reverse stock split	5,362	6	(6)	-	-	-	-
Exercise of warrants issued to third parties in conjunction with debt issuance in 2021	22,338	22	(22)	-	-	-	-
Stock issuance for convertible promissory notes payable	25,000	25	119,975	-	-	-	120,000
Net income	-	-	-	-	8,264,331	-	8,264,331
Foreign currency translation adjustment	-	-	-	-	-	(4,297,908)	(4,297,908)

Balance at December 31, 2023	9,732,948	$9,733	$43,514,125	$7,195,092	$69,477,092	$(7,275,432)	$112,920,610

	Common stock at Par value $0.001		Additional paid-in	Statutory	Retained	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	reserve	Earnings	loss	equity
Balance as of December 31 2023*	9,732,948	$9,733	$43,514,125	$7,195,092	$69,477,092	$(7,275,432)	$112,920,610

Issuance of common stock from the 2024 Public Offering, net of issuance costs	2,160,000	2,160	8,987,594	-	-	-	8,989,754
Exercise of warrants issued in conjunction with legal/consultant services in 2020 and 2021	35,861	36	(36)	-	-	-	-
Exercise of warrants issued to third parties in conjunction with debt issuance in 2021	2,725	3	(3)	-	-	-	-
Appropriation to statutory reserve	-	-	-	878,876	(878,876)	-	-
Net income	-	-	-	-	6,031,158	-	6,031,158
Foreign currency translation adjustment	-	-	-	-	-	(3,355,857)	(3,355,857)
Balance as of December 31, 2024	11,931,534	$11,932	$52,501,680	$8,073,968	$74,629,374	$(10,631,289)	$124,585,665

*	Retrospectively restated for effect of reverse stock split (1-for-20), see Note 10 (2)

The accompanying notes are an integral part of these consolidated financial statements.

WETOUCH TECHNOLOGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars(“US”),except for number of shares)

	For the Years Ended December 31,
	2024	2023

Cash flows from operating activities
Net income	$6,031,158	$8,264,331
Adjustments to reconcile net income to cash provided by operating activities
Allowance for credit losses	44,862	-
Provision for obsolete inventory	54,873	-
Depreciation	9,805	9,403
Amortization of discounts and issuance cost of the notes	5,715	33,655
(Gain) loss on changes in fair value of common stock purchase warrants liability	(378,371)	121,413
Amortization of operating Right-of-use assets	98,387	-

Changes in operating assets and liabilities:
Accounts receivable	(256,681)	1,347,497
Inventories	50,328	187,532
Due from a related party	-	(51)
Prepaid expenses and other current assets	(1,771,602)	333,415
Deferred tax assets	(41,993)	-
Accounts payable	649,915	(704,696)
Loans from a third party	(135,000)	84,025
Amounts due to related parties	149,211	(1,665)
Income tax payable	-	(21,578)
Accrued expenses and other current liabilities	(3,343,142)	3,071,108
Operating lease liabilities	(98,387)	-
Net cash provided by operating activities	1,069,078	12,724,389

Cash flows from investing activities
Purchase of property, plant and equipment	(271,830)	(2,263,549)
Net cash used in investing activities	(271,830)	(2,263,549)

Cash flows from financing activities
Proceeds from issuance of public offerings, net of expenses	8,989,754	-
Proceeds from stock issuance of private placement	-	40,000,000
Repayments of convertible promissory notes payable	(1,400,750)	(55,000)
Net cash provided by (used in) financing activities	7,589,004	39,945,000

Effect of changes of foreign exchange rates on cash	(2,666,482)	(3,615,791)
Net increase in cash	5,719,770	46,790,049
Cash, beginning of year	98,040,554	51,250,505
Cash, end of year	$103,760,324	$98,040,554
Supplemental disclosures of cash flow information
Interest paid	$1,186,210	$-
Income taxes paid	$2,890,222	$4,104,184

Supplemental disclosures of non-cash flow information
Cashless stock issuance for convertible promissory notes payable	$-	$22,338
Issue costs charged to additional paid-in capital	$1,810,246	$-
Exercise of warrant shares	$38,586	$-
Lease liabilities arising from obtaining right-of-use assets	$1,168,788	-

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

(b) Uses of estimates

In preparing the consolidated financial statements in conformity with US GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on information as of the date of the consolidated financial statements. Significant estimates required to be made by management include, but are not limited to, the allowance for estimated uncollectible receivables, fair values of financial instruments, inventory valuations, useful lives of property, plant and equipment, intangible assets, operating lease, the recoverability of long-lived assets, provision necessary for contingent liabilities, revenue recognition and realization of deferred tax assets. Actual results could differ from those estimates.

(c) Cash and cash equivalents

Cash includes currency on hand and deposits held by banks that can be added or withdrawn without limitation.

(d) Accounts receivables, net

Accounts receivable primarily consists of receivables from customers, which are recognized and carried at the original invoice amount less an allowance for credit losses.

The Company adopted ASC 326, Financial Instruments — Credit Loss on January 1, 2023 using the modified retrospective approach. Upon adoption of ASC 326 starting from January 1, 2023, the provision of credit losses for accounts receivable is based upon the current expected credit losses (“CECL”) model. The CECL model requires an estimate of the credit losses expected over the life of accounts receivable since initial recognition, and accounts receivable with similar risk characteristics are grouped together when estimating CECL. In assessing the CECL, the Company considers both quantitative and qualitative information that is reasonable and supportable, including historical credit loss experience, adjusted for relevant factors impacting collectability and forward-looking information indicative of external market conditions. While the Company uses the best information available in making determination, the ultimate recovery of recorded receivables is also dependent upon future economic events and other conditions that may be beyond the Company’s control. Accounts receivable which are deemed to be uncollectible are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. There is a time lag between when the Company estimates a portion of or the entire account balances to be uncollectible and when a write off of the account balances is taken. The Company does not have any off-balance sheet credit exposure related to its customers.

(e) Inventory

Inventory consists of raw materials, work-in-process and finished goods and is stated at the lower of cost or net realizable value. Cost is determined using a weighted average. For work-in-process and manufactured inventories, cost consists of raw materials, direct labor and an allocated portion of the Company’s production overhead. The Company writes down excess and obsolete inventory to its estimated net realizable value based upon assumptions about future demand and market conditions. For finished goods and work-in-process, if the estimated net realizable value for an inventory item, which is the estimated selling price in the ordinary course of business, less reasonably predicable costs to completion and disposal, is lower than its cost, the specific inventory item is written down to its estimated net realizable value. Net realizable value for raw materials is based on replacement cost. Provisions for inventory write-downs are included in the cost of revenues in the consolidated statements of operations. Inventories are carried at this lower cost basis until sold or scrapped. $54,873 and nil inventory write-off were recorded for the years ended December 31, 2024 and 2023, respectively.

(f) Property, plant and equipment, net

Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization of property and equipment is provided using the straight-line method over their expected useful lives, as follows:

Useful life
Buildings	20 years
Machinery and equipment	10 years
Vehicles	4 years

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

Construction in progress, funded by Company’s working capital, represents manufacturing facilities and office building under construction, is stated at cost and transferred to property, plant and equipment when it is substantially ready for its intended use. No depreciation is recorded for construction in progress. The management estimate that construction in progress for our new facilities will be completed by the end of fourth quarter of 2026 and will transfer construction in progress to property, plant and equipment to start depreciation.

(g) Convertible Promissory Notes

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

On February 23, 2024, immediately upon the closing of the 2024 Public Offering, the Company made a full payment to the remaining five outstanding promissory notes. (see details in NOTE 10 – CONVERTIBLE PROMISSORY NOTES PAYABLE-a) Convertible promissory notes). There were no convertible promissory notes as of December 31, 2024.

(h) Common stock purchase warrants

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

The Note Warrant (see details in NOTE 10 – CONVERTIBLE PROMISSORY NOTES PAYABLE-b) Note Warrant) was issued in 2021 which was valid for three years and expired during the year ended December 31, 2024.

As of December 31, 2024 and 2023, the Company recorded nil and $378,371 common stock purchase warrant liability, respectively, and $378,371 gain and $$121,413 loss on changes of fair value of common stock purchase warrant liability for the year ended December 31, 2024 and 2023, respectively.

(i) Fair value of financial instruments

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

(j) Fair value measurement

Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

Authoritative literature provides a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. An asset or liability categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement as follows:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices included within Level 1 that are observable for the assets or liabilities such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

Accounting guidance also describes three main approaches to measuring the fair value of assets and liabilities: (1) market approach; (2) income approach and (3) cost approach. The market approach uses prices and other relevant information generated from market transactions involving identical or comparable assets or liabilities. The income approach uses valuation techniques to convert future amounts to a single present value amount. The measurement is based on the value indicated by current market expectations about those future amounts. The cost approach is based on the amount that would currently be required to replace an asset.

When available, the Company uses quoted market prices to determine the fair value of an asset or liability. If quoted market prices are not available, the Company will measure fair value using valuation techniques that use, when possible, current market-based or independently sourced market parameters, such as interest rates and currency rates.

(k) Impairment of long-lived Assets

Long-lived assets, such as property, plant and equipment, land use rights, are reviewed for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Recoverability of a long-lived asset or asset group to be held and used is measured by a comparison of the carrying amount of an asset or asset group to the estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying value of an asset or asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount that the carrying value exceeds the estimated fair value of the asset or asset group. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Assets to be disposed are reported at the lower of carrying amount or fair value less costs to sell, and are no longer depreciated. There was nil impairment of intangible assets recognized for the years ended December 31, 2024 and 2023.

(l) Foreign Currency Translation

The Company uses US dollars as the reporting currency. The Company’s subsidiary HK Wetouch’s functional currency for HK Wetouch is Hong Kong dollar. The functional currency of Sichuan Vtouch is the Chinese Yuan (“RMB”). The Company’s consolidated financial statements have been translated into US$. Assets and liabilities accounts are translated using the exchange rate at each reporting period end date. Equity accounts are translated at historical rates. Income and expense accounts are translated at the average rate of exchange during the reporting period. The resulting translation adjustments are reported under other comprehensive income (loss). Gains and losses resulting from the translations of foreign currency transactions and balances are reflected in the results of operations. During the years ended December 31, 2024 and 2023, the Company recorded gains of $52,211 and $230,844 on foreign currency transactions in the line of general & administration expenses, respectively.

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

The following table outlines the currency exchange rates that were used in creating the consolidated financial statements in this report:

	December 31, 2024	December 31, 2023
Year-end spot rate	US$1=RMB 7.2993	US$1=RMB 7.0999
Average rate	US$1=RMB 7.1957	US$1=RMB 7.0809

(m) Revenue Recognition

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

Contract Assets and Liabilities

Payment terms are established on the Company’s pre-established credit requirements based upon an evaluation of customers’ credit quality. Contract assets are recognized for in related accounts receivable. Contract liabilities are recognized for contracts where payment has been received in advance of delivery. The contract liability balance can vary significantly depending on the timing when an order is placed and when shipment or delivery occurs. As of December 31, 2024 and 2023, other than accounts receivable and advances from customers, the Company had no other material contract assets, contract liabilities or deferred contract costs recorded on its consolidated balance sheet. Costs of fulfilling customers’ purchase orders, such as shipping, handling and delivery, which occur prior to the transfer of control, are recognized in selling, general and administrative expense when incurred.

Disaggregation of Revenues

The Company disaggregates its revenue from contracts by geography, as the Company believes it best depicts how the nature, amount, timing and uncertainty of the revenue and cash flows are affected by economic factors. The Company’s disaggregation of revenues for the years ended December 31, 2024 and 2023 are disclosed in Note 14 to the financial statements.

(n) Selling, General and Administrative Expenses

Selling expenses represents primarily costs of payroll, benefits, commissions for sales representatives and advertising expenses. General and administrative expenses represent primarily payroll and benefits costs for administrative employees, rent and operating costs of office premises, depreciation and amortization of office facilities, professional fees and other administrative expenses.

(o) ) Lease

The Company adopts ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) for all periods presented. The Company elects the short-term lease exemption for all contracts with lease terms of 12 months or less.

Under the guidance of AUS 2016-02, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements.

The Company’s lease terms include options to renew or terminate the lease when it is reasonably certain that it will exercise the option. The Company determines if a contract contains a lease based on whether it has the right to obtain substantially all of the economic benefits from the use of an identified asset which the Company does not own and whether it has the right to direct the use of an identified asset in exchange for consideration. Right of use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets are recognized as the amount of the lease liability, adjusted for lease incentives received. Lease liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value of the future lease payments is the Company’s incremental borrowing rate (“IBR”), because the interest rate implicit in most of the Company’s leases is not readily determinable. The IBR is a hypothetical rate based on the Company’s understanding of what its credit rating would be to borrow and resulting interest the Company would pay to borrow an amount equal to the lease payments in a similar economic environment over the lease term on a collateralized basis. Lease payments may be fixed or variable, however, only fixed payments or in-substance fixed payments are included in the Company’s lease liability calculation. Variable lease payments are recognized in operating expenses in the period in which the obligation for those payments is incurred.

The lease right-of-use assets are initially measured at the carrying amount of the lease liability and adjusted for any prepaid or accrued lease payments, remaining balance of lease incentives received, unamortized initial direct costs, or impairment charges relating to the right-of-use-asset. Lease expense for minimum lease payments exclusive of the value-added tax are recognized on straight-line basis over the lease term The new standard provides a number of optional practical expedients at transition. The Company elected certain practical expedients that must be elected as a package, which permit the Company to not reassess, under the new standard, prior conclusions about (1) lease identification, (2) lease classification and (3) initial direct costs. Additionally, the Company elected a short-term lease exception policy, which allows entities to not apply Topic 842 to short-term leases (i.e. leases with terms of 12 months or less) and a hindsight policy, which allows an entity to include current considerations for existing leases when determining initial lease terms. The Company has also elected to account for lease and non-lease components as a single component for all leases, and elected to utilize an IBR (incremental borrowing rate) that is risk free rate plus premium for all leases when calculating the lease liability.

(p) Share-Based Compensation

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

(q) Income taxes

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

The Company recognizes the effect of uncertain income tax positions only if those positions are more-likely-than-not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company’s policy is to record interest and penalties related to uncertain tax positions as a component of income tax expense. There were no such interest or penalty for the years ended December 31, 2024 and 2023.

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

On July 4, 2025, the One Big Beautiful Bill Act ("the Act") was signed into law. The Act makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation and domestic research cost expensing, increases the Advanced Manufacturing Investment Credit to 35 percent from 25 percent, and makes modifications to the international tax framework. We are currently evaluating the impact of the Act upon our future effective tax rate, tax liabilities, and cash taxes.

(r) Value added tax (“VAT”)

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

(s) Earnings per Share

The Company computes earnings per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. As of December 31, 2024 and 2023, warrants were included for the dilutive EPS calculation, respectively.

(t) Comprehensive income (loss)

Comprehensive income (loss) consists of two components, net income and other comprehensive income (loss). The foreign currency translation gain or loss resulting from translation of the financial statements expressed in RMB to US$ is reported in other comprehensive income (loss) in the consolidated statements of income and comprehensive income.

(u) Recent Accounting Pronouncements

The Company considers the applicability and impact of all accounting standards updates (“ASUs”). Management periodically reviews new accounting standards that are issued.

Recently issued accounting pronouncements not yet adopted

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”, which provides optional expedients and exceptions for applying U.S. GAAP on contract modifications and hedge accounting to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform, if certain criteria are met. These optional expedients and exceptions provided in ASU No. 2020-04 are effective for the Company as of March 12, 2020 through December 31, 2022. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”), which deferred the application dates of Topic 848 to December 31, 2024. The Company currently does not have any financial instrument that reference to LIBOR and does not anticipate the adoption will have a material impact to the Company’s combined and consolidated financial statements.

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07 (ASC Topic 280), Improvements to Reportable Segment Disclosures. This ASU expands on existing reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. This ASU is effective for our annual reporting for 2025 on a retrospective basis. This standard will impact our disclosures and will not impact our financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is evaluating this ASU and expects to add additional disclosures to our combined and consolidated financial statements, once adopted.

NOTE-3 — ACCOUNTS RECEIVABLE

Accounts receivable and credit losses consists of the following:

	December 31, 2024	December 31, 2023
Accounts receivable	$7,504,630	$7,455,252
Allowance for credit losses	-	-
Accounts receivable, net	$7,504,630	$7,455,252

The Company’s accounts receivable primarily includes balance due from customers when the Company’s products are sold and delivered to customers.

The following table provides an analysis of the aging of accounts receivable as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Current	$3,726,124	$3,740,488
1-3 months past due	2,536,815	2,635,045
4-6 months past due	1,241,691	1,079,719
Total accounts receivable	$7,504,630	$7,455,252

NOTE-4 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	December 31, 2024	December 31, 2023
Advance to suppliers	$252,618	$334,852
Issuance cost related to convertible promissory notes	-	64,802
Prepayment for land use right (i)	537,755	537,998
Security deposit (ii)	53,840	53,865
Prepaid consulting service fees (iii)	884,687	-
Prepaid market research fees (iv)	955,000	-
Others receivable (v)	78,680	72,110
Prepaid expenses and other current assets	$2,762,580	$1,063,627

(i)	On July 23, 2021, Sichuan Vtouch entered into a contract with Chengdu Wenjiang District Planning and Natural Resources Bureau for the purchase of a land use right of a parcel of land of 131,010 square feet for a consideration of RMB3,925,233 (equivalent to $537,755) for the Company’s new facility. The Company paid the consideration in full by November 18, 2021. Upon issuance of a certificate of land use right by the local government, which is estimated to be obtained by the second half of 2026, the Company will reclassify this prepayment to intangible assets accordingly.

(ii)	On July 28, 2021, Sichuan Vtouch made a security deposit of RMB393,000 (equivalent to $53,840) to Chengdu Cross-Strait Science and Technology Industry Development Park Management Committee to obtain a construction license for its new facility. This deposit will be refunded upon the issuance of the construction license, which is expected to be by the second half of 2025.

(iii)	In May 2023, the Company entered into two third-party consulting service agreements for a fee of $1.35 million and $3.1 million, respectively, for the three-year consulting services. The total fee would be amortized over the three-year services and reclassified to stock issuance costs accordingly. As of December 31, 2024, $884,687 was recognized as prepaid consulting service fees within one year.

(iv)	On February 29, 2024, the Company advanced market research fees $70,000 and $855,000, respectively, to two unrelated individuals, Mr. Chien Hui Chueh and Mr. Cheung Ming Lin, in relation to the Company’s market research service overseas. The two individuals signed borrowing contracts with a principal amount of $70,000 and $855,000, respectively, on February 29, 2024. Those contracts were issued to the Company to evidence the advances, bearing 3.45% interest per annum, and payable on February 28, 2025, and extended till August 29, 2026.

(v)	Other receivables are mainly employee advances, and prepaid expenses.

NOTE 5— PROPERTY, PLANT AND EQUIPMENT, NET

	December 31, 2024	December 31, 2023
Buildings	$11,798	$12,130
Machinery and equipment	7,672	3,944
Vehicles	40,114	41,241
Construction in progress	12,755,791	12,825,896
Subtotal	12,815,375	12,883,211
Less: accumulated depreciation	(32,378)	(23,348)
Property, plant and equipment, net	$12,782,997	$12,859,863

Depreciation expense was $9,805 and $9,403 for the year ended December 31, 2024 and 2023, respectively.

As of December 31, 2024, the Company had commitment of RMB5.0 million (equivalent to $0.7 million) for construction in progress of our new facility.

NOTE 6— OPERATING LEASE

In March 2021, pursuant to the local PRC government guidelines on local environmental issues and the national plan, the Company was under the government directed relocation order to relocate from a parcel of state-owned land where we maintained our executive offices, research and development facilities and factories. The Company received a total amount of RMB115.2 million (approximately $17.7 million) from the local government (see ITEM 2. PROPERTIES AND FACILITIES) to start the construction of the new facility in a neighboring Chengdu Wenjiang District.

On March 16, 2021, in order to minimize interruption of the Company’s business, Sichuan Vtouch  entered into a leasing agreement with Sichuan Renshou Shigao Tianfu Investment Co., Ltd. (later renamed as Meishan Huantian Industrial Co., Ltd.), a limited liability company owned by the local government, to lease the property, and all buildings, facilities and equipment thereon (the “Demised Properties) of Sichuan Wetouch, commencing from April 1, 2021 until December 31, 2021 at a monthly rent of RMB300,000 ($41,100), which period was extended to October 31, 2022. The lease was renewed on October 30, 2022, October 30, 2023 and August 9, 2024, respectively, with a monthly rent of RMB 400,000 ($54,800), the term of which has been extended to October 31, 2025 for the use of the Demised Properties.

The Company’s new facility started in August 2021 yet was delayed and suspended due to the outbreak of Covid-19 and government-ordered shutdowns in China. The Company has rescheduled and extended the completion by end of December 31, 2025 with the production at the new facilities will commencing in the second quarter of 2026. For the year ended December 31, 2024, management makes estimates and assumptions to use the leasing property till the end of October 2026, and applies ASU 2016-02 “Leases (Topic 842) as practical expedients during the year ended December 31, 2024.

Both operating lease expense and short-term lease expense are recognized in cost of revenues and general and administrative expenses.

The components of lease expense for the years ended December 31, 2024 and 2023 were as follows:

	For the Years Ended December 31,
	2024	2023
Lease expense
Operating lease expense	$667,065	$-
Short-term lease expense	-	677,870
Total lease expense	$667,065	$677,870

The balances for the operating leases where the Company is the lessee are presented as follows:

	As of December 31,
	2024	2023
Operating lease right-of-use assets	$1,055,208	$-
Lease liabilities – current	571,539	-
Lease liabilities – non-current	482,606	-
Total operating lease liabilities	$1,054,145	$-

The following is a schedule, by years, of maturities of lease liabilities as of December 31, 2024:

Operating leases
2025 lease payment	$482,606
Less: imputed interest	-
Present value of lease liabilities	$482,606

Lease term and discount rate:

	For the Years ended December 31,
	2024	2023
Weighted-average remaining lease term (years)
Operating lease	1.8	-

Weighted-average discount rate
Operating lease	1.06%	-

Supplemental cash flow information related to leases where the Company was the lessee for the year ended December 31, 2024 was as follows:

	For the Years ended December 31,
	2024	2023
Cash payments for operating leases	$98,387	$-
Lease liabilities arising from obtaining right-of-use assets	1,168,788	-

NOTE 7 – RELATED PARTY TRANSACTIONS

Amounts due to a related party are as follows:

	Relationship	December 31, 2024	December 31, 2023	Note
Chengdu Wetouch Intelligent Optoelectronics Co., Ltd.	Affiliate of Ms. Jiaying Cai, director of the Company	$149,211	$-	Payable to affiliate for expenses paid on behalf of the Company

Total		$149,211	$-

NOTE 8 — INCOME TAXES

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

The Company’s provision for income taxes credit (expenses) consisted of:

	For the Years Ended December 31,
PRC income tax	2024	2023
Income tax provision	$2,699,683	$4,082,606
Deferred income tax expenses (credit)	(41,993)	-
Total	$2,657,690	$4,082,606

BVI	-	-
Hong Kong	-	-
China	-	-
	-	-
Income tax provision	$2,657,690	$4,082,606

The following table reconciles the PRC statutory rates to the Company’s effective tax rate for the years ended December 31, 2024 and 2023:

	For the Years Ended December 31,
	2024	2023
PRC statutory income tax rate	25.0%	25.0%
Income tax computed at PRC statutory corporate income tax rate of 25%	32.9%	31.6%
Tax rate differential on entities not subject to PRC income	(1.3)%	(1.1)%
R&D additional deduction	-	(0.2)%
Change in valuation allowance	(1.1)%	0.2%
Temporary differences	(0.5)%	0.1%
Non-deductible expenses	0.5%	2.5%
Effective tax rate	30.6%	33.1%

A reconciliation of the provision for income taxes determined at the statutory income tax rate to the Company’s income taxes is as follows:

	For the Years Ended December 31,
	2024	2023

Income before income taxes	$8,688,848	$12,346,937
Income tax computed at PRC statutory corporate income tax rate of 25%	2,861,613	3,905,978
Reconciling items:
Tax rate differential on entities not subject to PRC income tax	(110,304)	(131,079)
R&D additional deduction	-	(21,138)
Change in valuation allowance	(94,593)	30,353
Temporary differences	(41,993)	17,610
Non-deductible expenses	42,967	280,882
Income tax provision	$2,657,690	$4,082,606

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

The Company’s deferred tax assets consisted of the following components:

	December 31,
	2024	2023
Deferred tax assets:
Credit loss on advance to vendors	$11,056	$-
Provision of obsolete inventory	30,607	-
Leasing liabilities	263,536
Total gross deferred tax assets	305,199	-
Less valuation allowance	-
Deferred tax assets net of valuation allowance	305,199	-

Deferred tax liabilities:
Right-of-use assets	(263,802)	-
Deferred tax liabilities	(263,802)	-
Deferred tax assets, net	$41,397	$-

The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. As of December 31, 2024 and 2023, taxes for Sichuan Vtouch remained open for statutory examination by PRC tax authorities.

NOTE 9— ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	December 31, 2024	December 31, 2023
Advance from customers	$166,535	$182,277
Accrued payroll and employee benefits	81,837	84,280
Accrued interest expenses	-	240,805
Accrued private placement agent fees (i)	-	1,200,000
Accrued consulting fees (ii)	-	1,370,972
Accrued legal compensation charges (iii)	35,356	45,828
Accrued professional fees	57,173	330,180
Accrued director fees	66,734	106,824
Other payable	147,102	143,035
Other tax payables (iv)	162,888
Others (v)	248,836	288,704
Accrued expenses and other current liabilities	$966,461	$3,992,905

(i)	On March 18, 2023, the Company entered into a private placement consent agreement with a third-party investment bank firm on the agent fees of $1.2 million, payable only on the completion of the private placement. The Company made the full payment in February 2024.

(ii)	In May 2023, the Company entered into two third-party consulting service agreements for a fee of $1.35 million and $3.1 million, respectively. The Company made the full payment in February 2024. Due to the service of three-year term, Upon the closing of the 2024 Public Offering (as defined in Note 1), $316,378 was charged to additional paid-in capital as the closing cost of the 2024 Public Offering, and the remaining was recognized as consulting service fee over the service period. the Company recorded $1,370,972 as consulting service fee for the year ended December 31, 2024.

(iii)	As of December 31, 2024, the Company accrued litigation compensation charges of RMB258,075 ($35,356).

(iv)	Other tax payable mainly represent value added tax payable.

(v)	Others mainly represent accrued employee reimbursement payable and other accrued miscellaneous operating expenses.

NOTE 10 — CONVERTIBLE PROMISSORY NOTES PAYABLE

a) Convertible promissory notes

In October, November, and December 2021, the Company, issued seven (7) convertible promissory notes (the “Notes”) of an aggregate principal amount of $2,250,000, due in one year with discounted issuance price at 90.0%. The Notes bore interest at a rate of 8.0% per annum, payable in one year and matured on October 27, November 5, November 16, November 29, and December 2, 2022, respectively. Net proceeds after debt issuance costs and debt discounts were approximately $1,793,000. Debt issuance costs in the amount of $162,000 are recorded as deferred charges and included in the other current assets on the consolidated balance sheet. The debt discount and debt issuance costs are amortized into interest expense using the effective interest method over the terms of the Notes.

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

On February 23, 2024, immediately upon the closing of the 2024 Public Offering, the Company made a full payment of $2,586,960 under the remaining five outstanding promissory notes, including the principal of $1,400,750 and the related accrued interests and default charges of $1,186,210.

During the years ended December 31, 2024 and 2023, amortization of discounts and issuance cost of the notes were $5,715 and $33,655, respectively.

For the years ended December 31, 2024 and 2023, the Company recognized interest expenses of the Notes in the amount of $1,169,974 and $ 252,325, respectively.

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

During the year ended December 31, 2023, two lenders exercised the Note Warrants cashlessly for 22,338 shares of common stock of the Company.

During the year ended December 31, 2024, one lender exercised the Note Warrants cashlessly for 2,725 shares of common stock of the Company.

As of December 31, 2024, the remaining Note Warrants of 34,028 were expired and the Company recorded $378,371 gain on changes in the fair value of common stock purchase warrants liability using the Black-Scholes option-pricing model.

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

NOTE 11— STOCKHOLDERS’ EQUITY

1) Common Stock

The Company’s authorized shares of common stock was 15,000,000 shares with par value of $0.001as of the date of this annual report.

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

During the year ended December 31, 2023, the Company issued 25,000 shares of common stock upon conversion of convertible promissory note payable (see note 9 (a)).During the year ended December 31, 2023, the Company issued 22,338 shares of common stock to two third parties upon exercise of warrants (see Note 9(b)).

On February 20, 2024, the Company issued 2,160,000 shares of common stock at a public offering price of $5.00 per share. The Company’s common stock began trading on the Nasdaq Capital Market under the ticker symbol “WETH” on February 21, 2024.

As of the date of this Annual Report, there were 11,931,534 shares of common stock issued and outstanding.

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

The Company complies with the requirements of FASB ASC Topic 340-10-S99-1, “Other Assets and Deferred Costs – SEC Materials” (“ASC 340-10-S99”) and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”, and charged issuance costs of $1,810,246 to additional paid-in capital during the year ended December 31, 2024.

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

For the years ended December 31, 2024 and 2023, the Company made appropriations to the reserve fund of RMB6,324,130 (equivalent to US$878,876) and RMB 8,172,303 (equivalent to US$1,154,131), respectively.

NOTE 12- SHARE BASED COMPENSATION

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

During the year ended December 31, 2024, warrants for 35,861 shares of common stock related to above mentioned services were exercised. There were no warrants related to services remaining as of December 31, 2024.

As of December 31, 2024 and 2023, the Company recognized relevant share-based compensation expense of nil and nil for the vested shares, and nil and nil for the warrants, respectively.

NOTE 13. WEIGHTED AVERAGE NUMBER OF SHARES

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

NOTE 14 — RISKS AND UNCERTAINTIES

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

Concentrations - The Company sells its products primarily through direct customers in the PRC and to some extent, the overseas customers in European countries and East Asia such as South Korea and Taiwan. For the year ended December 31, 2024, five customers accounted for 22.0%, 19.1%, 15.3%, 14.5%, and 11.5%, respectively, of the Company’s revenue. For the year ended December 31, 2023, six customers accounted for 22.5%, 16.5%, 15.6%, 14.1%, 11.3% and 10.1%, respectively, of the Company’s revenue.

And the Company’s top 10 customers aggregately accounted for 99.3% and 99.7% of the total revenue for the years ended December 31, 2024 and 2023, respectively.

As of December 31, 2024, five customers accounted for 26.6%, 24.5%, 12.0%, 11.4% and 10.8% of the total accounts receivable balance, respectively.

As of December 31, 2023, four customers accounted for 31.7%, 16.2%, 15.8% and 11.5% of the total accounts receivable balance, respectively.

The Company purchases its raw materials through various suppliers. Raw material purchases from these suppliers which individually exceeded 10% of the Company’s total raw material purchases, accounted for approximately 15.5%, 12.2% and 11.5% (three customers) and 13.3% (one supplier) of the Company’s total raw material purchases for the year ended December 31, 2024 and 2023, respectively.

NOTE 15 — COMMITMENTS AND CONTINGENCIES

i) Legal Proceedings

We may from time to time be subject to various legal or administrative claims and proceedings arising in the ordinary course of business. Litigation or any other legal or administrative proceeding, regardless of the outcome, can result in substantial cost and the diversion of our resources, including our management’s time and attention.

As of the date of this Report, we are not aware of any material, active, pending or threatened to which the Company or any of its subsidiaries is a party, or to which any of their property is subject.

ii) Capital Expenditure Commitment

As of December 31, 2024, the Company had commitment of RMB5.0 million (equivalent to $0.7 million) for construction in progress.

NOTE 16 — SEGMENT REPORTING

The Company’s chief operating decision maker has been identified as the Chief Executive Officer (“CEO”), who reviews financial information of operating segments based on U.S. GAAP amounts when making decisions about allocating resources and assessing performance of the Company.

The Company determined that it operated in one operating segment of touch screen business.

The Company primarily operates in People’s Republic of China (“PRC”). and substantially all of the Company’s long-lived assets are located in the PRC.

1)	The Company’s geographical revenue information is set forth below:

	For the Years Ended December 31,
	2024	2023
Sales in PRC	$27,340,555	$27,668,985
Sales in Overseas
-Republic of China (ROC, or Taiwan)	8,317,810	6,255,602
-South Korea	6,462,723	5,619,228
-Others	159,285	162,124
Sub-total	14,939,818	12,036,954
Total revenues	$42,280,373	$39,705,939

2)	Segment information is set forth below:

	For the Years Ended December 31,
	2024	2023

Revenues	$42,280,373	$39,705,939
Less:
Cost of revenues	28,673,574	22,515,219
Allowance for credit losses	44,862	-
Provision of obsolete inventory	54,873	-
Staff cost	1,379,481	1,155,617
(Gain) loss on changes in fair value of common stock purchase warrants liability.	(378,371)	121,413
Amortization of discounts and issue cost of the notes	5,715	33,655
Depreciation expense	9,805	9,403
Lease expense	98,387	-
Interest expense	1,169,974	252,325
Charges of contract default penalty expense	35,865	46,573
Income tax expense	2,657,690	4,082,606
Other segment items*	2,497,360	3,224,797

Segment net income	6,031,158	8,264,331

Consolidated net income	$6,031,158	$8,264,331

Consolidated total assets	$128,019,463	$119,641,398

*	Other segment items include remaining selling expense, general and administration expenses, research & development, and interest income.

NOTE 17 — SUBSEQUENT EVENTS

On April 11, 2025, Sichuan Vtouch entered into a supplemental construction contract with Sichuan Chunqiu Development & Construction Group Co. Ltd. for a total consideration of RMB 4,633,118 (equivalent to $0.6 million) for completion of the Company’s facility construction project on the capacitive touch screen and touch machine R&D. Pursuant to the contract, the Company is required to prepay 50% of the contract within three months and the remaining amount payable upon the completion of the project settlement. As of the date of this Annual Report, the Company has prepaid the 50% of the contract value.