Form 10-Q
period 2025-03-31
Wetouch Technology Inc.
filed 2025-10-08
CIK 1826660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of October, 07, 2025, there were 11,931,534 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

WETOUCH TECHNOLOGY INC.

QUARTERLY REPORT ON FORM 10-Q

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be preceded by, or contain, words such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “predict,” “potential,” “might,” “could,” “would,” “should” or other words indicating future results, though not all forward-looking statements necessarily contain these identifying words. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, without limitation, statements about our future business operations and results, our strategy and competition. These statements represent our current expectations or beliefs concerning various future events and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations, including, but not limited to:

●	Our reliance on our top customers is significant. Failure to attract new customers or retain existing ones cost-effectively could materially and adversely impact our business, financial condition, and results of operations.

●	We hold a substantial amount of accounts receivable, which may become uncollectible.

●	We face fines and penalties from the Chinese government for not completing required filings.

●	Our capacity to uphold the quality and safety standards of our products.

●	Our ability to compete effectively within the touchscreen display industry.

●	Without substantial additional financing, our ability to execute our business plan will be compromised.

●	Failure to secure a new parcel for constructing our new buildings and facilities, as well as acquiring and installing new production lines on the new parcel, could materially and adversely affect our business, financial condition, and results of operations.

●	Revocation or unavailability of preferential tax treatments and government subsidies, or successful challenges to our tax liability calculation by PRC tax authorities, may necessitate payment of tax, interest, and penalties exceeding our tax provisions.

●	Significant interruptions in the operations of our third-party suppliers could potentially disrupt our operations.

●	Risks associated with fluctuations in the cost, availability, and quality of raw materials may adversely affect our results of operations.

●	We are reliant on key executives and highly qualified managers, and retention cannot be assured.

ii

●	Absence of long-term contracts with our suppliers allows them to reduce order quantities or terminate sales to us at any time.

●	Failure to adopt new technologies to evolving customer needs or emerging industry standards may materially and adversely affect our business.

●	Lack of business liability or disruption insurance exposes us to significant costs and business disruption.

●	Adverse regulatory developments in Mainland China may subject us to additional regulatory review, restrictions, disclosure requirements, and regulatory scrutiny by the SEC, increasing compliance costs and hindering future securities offerings.

●	Our common stock may be prohibited from trading in the U.S. under the Holding Foreign Companies Accountable Act if PCAOB inspection of our auditor is incomplete, leading to delisting or prohibition and potential decline in stock value.

●	Changes in China’s economic, political, or social conditions or government policies may adversely affect our business and operations.

●	Uncertainties regarding the PRC legal system, including enforcement and sudden changes in laws and regulations, could adversely affect us and limit legal protections.

●	Fluctuations in exchange rates could materially and adversely affect our results of operations and your investment value.

●	The other risks and uncertainties discussed under the section titled “Risk Factors” beginning on page 12 of this Quarterly Report and our other filings with the Securities and Exchange Commission.

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

Item 1. Financial Statements

WETOUCH TECHNOLOGY INC. AND ITS SUBSIDIARIES

WETOUCH TECHNOLOGY INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$106,407,564	$103,760,324
Accounts receivable, net	11,101,555	7,504,630
Inventories	146,625	112,327
Prepaid expenses and other current assets	2,167,153	2,762,580
TOTAL CURRENT ASSETS	119,822,897	114,139,861

Property, plant and equipment, net	12,855,562	12,782,997
Operating right-of-use assets	952,398	1,055,208
Deferred tax assets	47,035	41,397
TOTAL ASSETS	$133,677,892	$128,019,463

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,594,777	$1,263,981
Due to a related party	400,513	149,211
Income tax payable	1,290,822	-
Accrued expenses and other current liabilities	1,558,615	966,461
Operating lease liabilities- current	599,654	571,539
TOTAL CURRENT LIABILITIES	5,444,381	2,951,192

Operating lease liabilities- non current	352,744	482,606
TOTAL LIABILITIES	$5,797,125	$3,433,798

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 15,000,000 shares authorized, 11,931,534 and 9,732,948 issued and outstanding as of March 31, 2025 and December 31, 2024, respectively*	$11,932	$11,932
Additional paid in capital*	52,501,680	52,501,680
Statutory reserve	8,073,968	8,073,968
Retained earnings	77,192,096	74,629,374
Accumulated other comprehensive loss	(9,898,909)	(10,631,289)
TOTAL STOCKHOLDERS’ EQUITY	127,880,767	124,585,665
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$133,677,892	$128,019,463

*	Retrospectively restated for effect of reverse stock split (1-for-20), see Note 11 (2)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WETOUCH TECHNOLOGY INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
	(Unaudited)	(Unaudited)
REVENUES	$15,289,578	$14,877,259
Cost of revenues	(9,647,947)	(11,539,301)
GROSS PROFIT	5,641,631	3,337,958

OPERATING EXPENSES
Selling expenses	(102,457)	(459,792)
General and administrative expenses	(1,566,440)	(530,524)
Research and development expenses	-	(42,738)
Total operating expenses	(1,668,897)	(1,033,054)

INCOME FROM OPERATIONS	3,972,734	2,304,904

OTHER INCOME (EXPENSES)

Interest income	61,094	31,347
Interest expense	-	(1,169,974)
Other income	-	46,620
Gain on changes in fair value of common stock purchase warrants liability	-	7,821
TOTAL OTHER INCOME (EXPENSES)	61,094	(1,084,186)

INCOME BEFORE INCOME TAX EXPENSE	4,033,828	1,220,718

INCOME TAX EXPENSE	(1,471,106)	(661,848)

NET INCOME	$2,562,722	$558,870

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	732,380	(1,929,993)
COMPREHENSIVE INCOME (LOSS)	$3,295,102	$(1,371,123)

EARNINGS PER COMMON SHARE
Basic	$0.21	$0.04
Diluted	$0.21	$0.04

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING*
Basic	11,931,534	13,342,294
Diluted	11,931,534	13,392,999

*	Retrospectively restated for effect of reverse stock split (1-for-20), see Note 11 (2)

The accompanying notes are an integral part of these consolidated financial statements.

WETOUCH TECHNOLOGY INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common stock at Par value $0.001		Additional paid-in	Statutory	Retained	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	reserve	Earnings	loss	equity

Balance as of December 31 2024	11,931,534	$11,932	$52,501,680	$8,073,968	$74,629,374	$(10,631,289)	$124,585,665

Net income	-	-	-	-	2,562,722	-	2,562,722
Foreign currency translation adjustment	-	-	-	-	-	732,380	732,380

Balance as of March 31, 2025	11,931,534	$11,932	$52,501,680	$8,073,968	$77,192,096	$(9,898,909)	$127,880,767

	Common stock at Par value $0.001		Additional paid-in	Statutory	Retained	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	reserve	Earnings	loss	equity

Balance as of December 31 2023*	9,732,948	$9,733	$43,514,125	$7,195,092	$69,477,092	$(7,275,432)	$112,920,610

Issuance of common stock from the 2024 Public Offering, net of issuance costs	2,160,000	2,160	8,987,594	-	-	-	8,989,754
Exercise of warrants issued in conjunction with legal/consultant services in 2020 and 2021	35,861	36	(36)	-	-	-	-

Exercise of warrants issued to third parties in conjunction with debt issuance in 2021	2,725	3	(3)	-	-	-	-
Net income	-	-	-	-	558,870	-	558,870
Foreign currency translation adjustment	-	-	-	-	-	(1,929,993)	(1,929,993)

Balance as of March 31, 2024	11,931,534	$11,932	$52,501,680	$7,195,092	$70,035,962	$(9,205,425)	$120,539,241

*	Retrospectively restated for effect of reverse stock split (1-for-20), see Note 11 (2)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WETOUCH TECHNOLOGY INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$2,562,722	$558,870
Adjustments to reconcile net income to cash provided by (used in) operating activities
Allowance for credit loss	45,739	-
Reversal of provision for obsolete inventory	(25,276)	-
Depreciation	2,471	2,316
Amortization of discounts and issuance cost of the notes	-	5,715
Amortization of operating Right-of-use assets	156,014	-
(Gain) on changes in fair value of common stock purchase warrants liability	-	(7,821)

Changes in operating assets and liabilities:
Accounts receivable	(3,545,017)	(3,622,872)
Inventories	(8,289)	32,939
Prepaid expenses and other current assets	554,764	(3,429,690)
Deferred tax assets	(5,383)	-
Accounts payable	322,661	(64,222)
Amounts due to related parties	250,959	-
Income tax payable	1,290,429	661,848
Accrued expenses and other current liabilities	589,309	(3,354,627)
Operating lease liabilities	(151,375)	-
Net cash provided by (used in) operating activities	2,039,728	(9,217,544)

Cash flows from investing activities

Purchase of property, plant and equipment	-	(111,289)
Net cash used in investing activities	-	(111,289)

Cash flows from financing activities
Proceeds from issuance of common stock, net of issue costs	-	8,989,754
Repayment of interest-free advances to a third party	-	(82,864)
Repayments of convertible promissory notes payable	-	(1,400,750)
Net cash provided by financing activities	-	7,506,140

Effect of changes of foreign exchange rates on cash	607,513	(1,421,411)
Net increase (decrease) in cash	2,647,238	(3,244,104)
Cash, beginning of period	103,760,324	98,040,554
Cash, end of period	$106,407,562	$94,796,450
Supplemental disclosures of cash flow information
Interest paid	$-	$1,186,210
Issue costs charged to additional paid-in capital	$-	$1,810,246
Exercise of warrant shares	$-	$38,586
Lease liabilities arising from obtaining right-of-use assets	$47,251	$-

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

The following diagram illustrates the Company’s current corporate structure:

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted by rules and regulations of the United States Securities and Exchange Commission (the “SEC”). The condensed consolidated balance sheet as of December 31, 2024 was derived from the audited consolidated financial statements of Wetouch. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated balance sheet of the Company as of December 31, 2024, and the related consolidated statements of comprehensive income, changes in equity and cash flows for the years then ended.

In the opinion of the management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of March 31, 2025, the results of operations and cash flows for the three-month periods ended March 31, 2025 and 2024 have been made. However, the results of operations included in such financial statements may not necessarily be indicative of annual results.

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

(c) Significant Accounting Policies

For a detailed discussion about Wetouch’s significant accounting policies, refer to Note 2 — “Summary of Significant Accounting Policies,” in Wetouch’s consolidated financial statements included in Company’s 2024 audited consolidated financial statements. Other than the revised accounting policies on lease and segment reporting as below, during the three-month periods ended March 31, 2025, there were no significant changes made to Wetouch significant accounting policies.

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

Segment reporting

In accordance with ASC 280, Segment Reporting, operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) or decision-making group, in deciding how to allocate resources and in assessing performance. The Company evaluated its portfolio of service to determine whether certain services exhibit similar characteristics, such that they should be grouped together in the Company’s disclosure. The Company derives revenue primarily from projects performed under: (i) master and general service contract with customers for electric power supply solutions, mainly for the design and installation of low voltage outlet cable and bridge, power distribution box and electric vehicle power station; (2) installation of power wires, power poles and electricity distribution equipment and facilities for power supply system upgrade for both residential and commercial projects. The Company’s services have similar economic characteristics with respect to construction project nature, raw materials and supplies to be used in the projects, vendors, marketing and promotions, customers and methods of distribution. The Company’s chief operating decision maker (“CODM”) has been identified as the Chief Executive Officer (“CEO”), who reviews consolidated results when making decisions about allocating resources and assessing performance of the Company. The CODM confers regularly to review trends in operating metrics, revisit, assess, and adjust significant strategic and operational matters, and make resource adjustments as needed. These discussions include exploring opportunities for project acquisition, responding immediately and effectively to operational adjustments, aligning ongoing business activities with corporate-level objectives, improving customer satisfaction, and enhancing corporate culture, among other management concerns. The primary measure of segment revenue and profitability for the Company’s operating segment is considered to be consolidated revenue and net income. Certain financial information, such as revenue, can be disaggregated, whereas cost of revenues, selling and marketing expenses, general and administrative expenses, research and development expenses and other income (expenses), are mixed and not disaggregated. Hence, with respect to costs of revenues and operating expenses and other income (expenses), no discrete financial information beyond the consolidated results is prepared and presented to the CODM.

As all of the Company’s assets are all located in the PRC, no geographical segment information of assets is presented. The CODM does not review any information regarding total assets on a reportable segment basis. Through the evaluation, the CODM determined that the Company has only one reporting segment.

Recent accounting pronouncements

On November 27, 2023, FASB issued Accounting Standards Update No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires that an entity disclose significant segment expenses impacting profit and loss that are regularly provided to the chief operating decision maker. The update is required to be applied retrospectively to prior periods presented, based on the significant segment expense categories identified and disclosed in the period of adoption. The amendments in ASU 2023-07 are required to be adopted for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The adoption of the standard did not have a material impact on the Company’s consolidated financial statements.

On December 14, 2023, the FASB issued Accounting Standards Update No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires that entities disclose specific categories in their rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. The new standard is effective for the Company beginning December 15, 2024, with early adoption permitted effective for fiscal years beginning January 1, 2024. The adoption of the standard did not have a material impact on the Company’s consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires the disaggregation of certain expense captions into specified categories in disclosures within the notes to the consolidated financial statements to provide enhanced transparency into the expense captions presented on the face of the statement of income and comprehensive income. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, with early adoption permitted, and may be applied either prospectively or retrospectively to financial statements issued for reporting periods after the effective date of ASU 2024-03 or retrospectively to any or all prior periods presented in the financial statements. On January 6, 2025, FASB issued ASU 2025-01 that clarifies for non-calendar year-end entities the interim effective date of Accounting Standards Update No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. Public business entities are required to adopt the guidance in Update 2024-03 in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact that the adoption of ASU 2024-03 will have on its related disclosures.

In March 2025, the FASB issued ASU 2025-02—Liabilities (405): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 122. The amendments in this Update are effective immediately and on a fully retrospective basis to annual periods beginning after December 15, 2024. The Company is currently evaluating the effect of adoption of this standard to its consolidated financial statements and disclosures.

Other accounting standards that have been issued by FASB that do not require adoption until a future date are not expected to have a material impact on the unaudited condensed consolidated financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on, or are unrelated to, its unaudited condensed consolidated financial condition, results of operations, cash flows or disclosures.

NOTE 3 — ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	March 31, 2025	December 31, 2024
	(Unaudited)
Accounts receivable	$11,101,555	$7,504,630
Allowance for credit losses	-	-
Accounts receivable, net	$11,101,555	$7,504,630

The Company’s accounts receivable primarily includes balance due from customers when the Company’s products are sold and delivered to customers.

The following table provides an analysis of the aging of accounts receivable as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
	(Unaudited)
Current	$4,365,438	$3,726,124
1-3 months past due	5,828,772	2,536,815
4-6 months past due	907,345	1,241,691
Total accounts receivable	$11,101,555	$7,504,630

NOTE 4 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	March 31, 2025	December 31, 2024
	(Unaudited)
Advance to suppliers	$210,757	$252,618
Issuance cost related to convertible promissory notes	-	-
Prepayment for land use right (i)	540,912	537,755
Security deposit (ii)	54,157	53,840
Prepaid consulting service fees (iii)	357,390	884,687
Prepaid market research fees (iv)	955,000	955,000
Others receivable (v)	48,937	78,680
Prepaid expenses and other current assets	$2,167,153	$2,762,580

(i)	On July 23, 2021, Sichuan Vtouch entered into a contract with Chengdu Wenjiang District Planning and Natural Resources Bureau for the purchase of a land use right of a parcel of land of 131,010 square feet for a consideration of RMB3,925,233 (equivalent to $540,912) for the Company’s new facility. The Company paid the consideration in full by November 18, 2021. Upon issuance of a certificate of land use right by the local government, which is estimated to be obtained by the second half of 2026, the Company will reclassify this prepayment to intangible assets accordingly.

(ii)	On July 28, 2021, Sichuan Vtouch made a security deposit of RMB393,000 (equivalent to $54,157) to Chengdu Cross-Strait Science and Technology Industry Development Park Management Committee to obtain a construction license for its new facility. This deposit will be refunded upon the issuance of the construction license, which is expected to be by the second half of 2025.

(iii)	In May 2023, the Company entered into two third-party consulting service agreements for a fee of $1.35 million and $3.1 million, respectively, for the three-year consulting services. The total fee would be amortized over the three-year services and reclassified to stock issuance costs accordingly. As of March 31, 2025, the Company recognized $357,390 for this prepaid consulting service fees within one year.

(iv)	On February 29, 2024, the Company advanced market research fees $70,000 and $855,000, respectively, to two unrelated individuals, Mr. Chien Hui Chueh and Mr. Cheung Ming Lin, in relation to the Company’s market research service overseas. The two individuals signed borrowing contracts with a principal amount of $70,000 and $855,000, respectively, on February 29, 2024. Those contracts were issued to the Company to evidence the advances, bearing 3.45% interest per annum, and payable on February 28, 2025, and extended till August 29, 2026.

(v)	Other receivables are mainly employee advances, and prepaid expenses.

NOTE 5 — PROPERTY, PLANT AND EQUIPMENT, NET

	March 31, 2025	December 31, 2024
	(Unaudited)
Buildings	$11,868	$11,798
Machinery and equipment	7,716	7,672
Vehicles	40,350	40,114
Construction in progress	12,830,673	12,755,791
Subtotal	12,890,607	12,815,375
Less: accumulated depreciation	(35,045)	(32,378)
Property, plant and equipment, net	$12,855,562	$12,782,997

Depreciation expense was $2,471 and $2,316 for the three-month period ended March 31, 2025 and 2024, respectively

As of March 31, 2025, the Company had commitment of RMB5.0 million (equivalent to $0.7 million) for construction in progress of our new facility.

NOTE 6 — OPERATING LEASE

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

The Company’s new facility started in August 2021 yet was delayed and suspended due to the outbreak of Covid-19 and government-ordered shutdowns in China. The Company has rescheduled and extended the completion by end of December 31, 2025 with the production at the new facilities will commencing in the second quarter of 2026. For the three months ended March 31, 2025, management makes estimates and assumptions to use the leasing property till the end of October 2026, and applies ASU 2016-02 “Leases (Topic 842) as practical expedients during the three months ended March 31, 2025.

Both operating lease expense and short-term lease expense are recognized in cost of revenues and general and administrative expenses.

The components of lease expense for the three months ended March 31, 2025 and 2024 were as follows:

	For the Three Months Ended March 31,
	2025	2024
Lease expense	(Unaudited)	(Unaudited)
Operating lease expense	$151,375	$-
Short-term lease expense	-	147,729
Total lease expense	$151,375	$147,729

The balances for the operating leases where the Company is the lessee are presented as follows:

	March 31, 2025	December 31, 2024
	(Unaudited)
Operating lease right-of-use assets	$952,398	$1,055,208
Lease liabilities – current	599,654	571,539
Lease liabilities – non-current	352,744	482,606
Total operating lease liabilities	$952,398	$1,054,145

The following is a schedule, by years, of maturities of lease liabilities as of March 31, 2025:

Operating lease
(Unaudited)
2025 lease payment (from April 1, 2025 to December 31, 2025)	$455,131
2026 lease payment	497,267
Less: imputed interest	-
Present value of lease liabilities	$952,398

Lease term and discount rate:

	For the Three Months Ended March 31,
	2025	2024
Weighted-average remaining lease term (years)	(Unaudited)
Operating lease	1.6	-

Weighted-average discount rate
Operating lease	1.09%	-

Supplemental cash flow information related to leases where the Company was the lessee for the three months ended March 31, 2025 was as follows:

	For the Three Months Ended March 31,
	2025	2024
	(Unaudited)
Cash payments for operating lease	$151,375	$-
Lease liabilities arising from obtaining right-of-use assets	47,251	-

NOTE 7 — RELATED PARTY TRANSACTIONS

Amounts due to a related party are as follows:

	Relationship	March 31, 2025	December 31, 2024	Note
		(Unaudited)
Chengdu Wetouch Intelligent Optoelectronics Co., Ltd.	Affiliate of Ms. Jiaying Cai, director of the Company	$400,513	$149,211	Payable to affiliate for expenses paid on behalf of the Company

Total		$400,513	$149,211

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

The Company’s provision for income taxes credit (expenses) consisted of:

	For the Three Months Ended March 31,
PRC income tax	2025	2024
	(Unaudited)
Income tax provision	$1,476,488	$661,848
Deferred income tax expenses	(5,382)	-
Total	$1,471,106	$661,848

US	-	-
BVI	-	-
Hong Kong	-	-
Income tax provision	$1,471,106	$661,848

The following table reconciles the PRC statutory rates to the Company’s effective tax rate for the three months March 31, 2025 and 2024:

	For the Three Months Ended March 31,
	2025	2024
	(Unaudited)
PRC statutory income tax rate	25.0%	25.0%
Income tax computed at PRC statutory corporate income tax rate of 25%	31.6%	55.2%
Tax rate differential on entities not subject to PRC income	(1.1)%	(4.8)%
R&D additional deduction	0.0%	(0.9)%
Change in valuation allowance	0.0%	0.2%
Temporary differences	(0.1)%	1.4%
Non-deductible expenses	6.1%	3.1%
Effective tax rate	36.5%	54.2%

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

The Company’s deferred tax assets consisted of the following components:

	As of March 31, 2025	As of December 31, 2024
Deferred tax assets:	(Unaudited)
Credit loss on advance to vendors	$24,453	$11,056
Provision of obsolete inventory	22,582	30,607
Leasing liabilities	238,099	263,536
Total gross deferred tax assets	285,134	305,199
Less valuation allowance	-
Deferred tax assets net of valuation allowance	285,134	305,199

Deferred tax liabilities:
Right-of-use assets	(238,099)	(263,802)
Deferred tax liabilities	(238,099)	(263,802)
Deferred tax assets, net	$47,035	$41,397

The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. As of March 31, 2025 and December 2024, taxes for Sichuan Vtouch remained open for statutory examination by PRC tax authorities.

NOTE 9 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	March 31, 2025	December 31, 2024
	(Unaudited)
Advance from customers	$167,513	$166,535
Accrued payroll and employee benefits	82,318	81,837
Accrued legal compensation charges (i)	-	35,356
Accrued professional fees	147,737	57,173
Accrued director fees	86,171	66,734
Other payable to third parties	629,694	147,102
Other tax payables (ii)	296,946	162,888
Others (v)	148,236	248,836
Accrued expenses and other current liabilities	$1,558,615	$966,461

(i)	Other tax payable mainly represent value added tax payable.

(ii)	Others mainly represent accrued employee reimbursement payable and other accrued miscellaneous operating expenses.

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

On February 23, 2024, immediately upon the closing of the 2024 Public Offering, the Company made a full payment of $2,586,960 under the remaining five outstanding promissory notes, including the principal of $1,400,750 and the related accrued interests and default charges of $1,186,210. There were no convertible promissory notes as of February 23, 2024.

During the three months ended March 31, 2025 and 2024, amortization of discounts and issuance cost of the notes were nil and $5,715, respectively.

For the three-month period ended March 31, 2025 and 2024, nil and US$1,169,974  interest expenses of the Notes were recognized, respectively.

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

As the Note Warrant was issued in 2021 and was valid for three years, the remaining 38430 Note Warrant was expired during the year ended December 31, 2024.

During the three months ended March 31, 2024, the Company recorded $7,821 gain on changes in the fair value of common stock purchase warrants liability using the Black-Scholes option-pricing model.

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

NOTE 11 — STOCKHOLDERS’ EQUITY

1) Common Stock

The Company’s authorized shares of common stock was 15,000,000 shares with par value of $0.001 as of the date of this quarterly report.

On December 22, 2020, the Company issued 5,181 shares of common stock to The Crone Law Group, P.C. or its designees for legal services (see Note 12).

On January 1, 2021, the Company issued an aggregate of 15,541 shares to a third party service provider for consulting services that had been rendered.

On April 14, April 27 and September 1, 2022, the Company issued 5,777, 5,599 and 2,857 shares of common stock upon cashless exercise of the Note Warrants to three lenders, respectively. (see Note 10 (b)).

During the year ended December 31, 2022, the Company issued 6,211 shares of common stock to a third party upon exercise of warrants (see Note 12).

During the year ended December 31, 2022, the Company issued 69,228 shares of common upon conversion of convertible promissory note payable (see Note 10 (a)).

On January 19, 2023, the Company sold an aggregate of 8,000,000 shares of common stock to purchasers in a private placement for an aggregate purchase price of $40,000,000, or $5.00 per share. On January 20, 2023, the Company received net proceeds of $40 million accordingly.

During the year ended December 31, 2023, the Company issued 25,000 shares of common stock upon conversion of convertible promissory note payable (see Note 10 (a)). During the year ended December 31, 2023, the Company issued 22,338 shares of common stock to two third parties upon exercise of warrants (see Note 10 (b)).

On February 20, 2024, the Company issued 2,160,000 shares of common stock at a public offering price of $5.00 per share. The Company’s common stock began trading on the Nasdaq Capital Market under the ticker symbol “WETH” on February 21, 2024.

As of March 31, 2025 and December 31, 2024, there were 11,931,534 shares of common stock issued and outstanding.

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

4) Statutory Reserve and Restricted Net Assets

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

As of March 31, 2025 and December 31, 2024, the Company had reserve fund of US$8,073,968 and US$8,073,968, respectively.

NOTE 12 — SHARE BASED COMPENSATION

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

As of March 31, 2025 and December 31, 2024, the Company recognized relevant share-based compensation expense of nil and nil for the vested shares, and nil and nil for the warrants, respectively.

NOTE 13 — WEIGHTED AVERAGE NUMBER OF SHARES

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

Concentrations - The Company sells its products primarily to customers in the PRC and to some extent, the overseas customers in European countries and East Asia such as South Korea and Taiwan. For the three-month period ended March 31, 2025 and 2024, five customers accounted for 22.1%, 16.9%, 15.8%, 15.1% and 12.4%, and five customers accounted for 22.4%, 20.4%, 14.6%, 13.4% and 11.1%, respectively, of the Company’s revenue.

The Company’s top ten customers aggregately accounted for an aggregate of 99.7% and 98.8% of the total revenue for the three-month period ended March 31, 2025 and 2024, respectively.

As of March 31, 2025, six customers accounted for 23.5%, 17.6%, 14.4%, 14.2%, 12.1% and 11.2% of the total accounts receivable balance, respectively.

The Company purchases its raw materials through various suppliers. Raw material purchases from these suppliers which individually exceeded 10% of the Company’s total raw material purchases, accounted for an aggregate of approximately 48.2% (four suppliers) and 42.4% (five suppliers) for the three-month period ended March 31, 2025 and 2024, respectively.

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

ii) Capital Expenditure Commitment

As of March 31, 2025, the Company  had commitment of RMB5.0 million (equivalent to $0.7 million) for construction in progress.

NOTE 16 — SEGMENT REPORTING

The Company’s chief operating decision maker has been identified as the Chief Executive Officer (“CEO”), who reviews financial information of operating segments based on U.S. GAAP amounts when making decisions about allocating resources and assessing performance of the Company.

The Company determined that it operated in one operating segment of touch screen business.

The Company primarily operates in People’s Republic of China (“PRC”). and substantially all of the Company’s long-lived assets are located in the PRC.

1)	The Company’s geographical revenue information is set forth below:

	Three-Month Period Ended March 31
	2025	2024
	(Unaudited)
Sales in PRC	$10,301,069	$9,374,473
Sales in Overseas
-Republic of China (ROC, or Taiwan)	2,667,917	3,195,161
-South Korea	2,320,592	2,172,475
-Others	-	135,150
Sub-total	4,988,509	5,502,786
Total revenues	$15,289,578	$14,877,259

2)	Segment information is set forth below:

	Three-Month Period Ended March 31
	2025	2024
	(Unaudited)
Revenues	$15,289,578	$14,877,259
Less:
Cost of revenues	9,647,947	11,539,301
Allowance for credit losses	45,739	-
Reversal of provision of obsolete inventory	(25,276)	-
Staff cost	351,637	327,959
(Gain) on changes in fair value of common stock purchase warrants liability.	-	(7,821)
Amortization of discounts and issue cost of the notes	-	5,715
Depreciation expense	2,471	2,316
Lease expense	151,375	147,729
Interest expense	-	1,169,974
Income tax expense	1,471,106	661,848
Other segment items*	1,081,857	471,368

Segment net income	2,562,722	558,870

Consolidated net income	$2,562,722	$558,870

Consolidated total assets	$133,677,892	$123,147,198

*	Other segment items include remaining selling expense, general and administration expenses, research & development, and interest income.

NOTE 17 — SUBSEQUENT EVENTS

On April 11, 2025, Sichuan Vtouch entered into a supplemental construction contract with Sichuan Chunqiu Development & Construction Group Co. Ltd. for a total consideration of RMB 4,633,118 (equivalent to $0.6 million) for completion of the Company’s facility construction project on the capacitive touch screen and touch machine R&D. Pursuant to the contract, the Company is required to prepay 50% of the contract within three months and the remaining amount payable upon the completion of the project settlement. As of the date of this Quarterly Report, the Company has prepaid the 50% of the contract value.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion should be read in conjunction with the Company’s consolidated financial statements and the notes presented herein. In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Actual results could differ significantly from those expressed, implied or anticipated in these forward-looking statements as a result of certain factors discussed herein and any other periodic reports filed and to be filed with the Securities and Exchange Commission. For more information regarding the risks and uncertainties of our business, See “Risk Factors”, “Cautionary Note Regarding Forward Looking Statement.”

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

We sell our touchscreen products both domestically in China and internationally, covering major areas in Mainland China, including but not limited to the eastern, southern, northern and southwest regions of Mainland China, Taiwan, South Korea, and Germany. We believe that we have established a strong and diversified client base. For the three months ended March 31, 2025 and 2024, our domestic sales accounted for approximately 67.3% and 63.1%, respectively, of our revenues, and our international sales accounted for approximately 32.7% and 36.9%, respectively, of our revenues.

Since our incorporation, we have effected two reverse stock splits of our common stock, including a 1-for-70 reverse split in 2020 and a 1-for-20 reverse split in 2023, and all share and per share information in this Quarterly Report has been retroactively adjusted to reflect these actions. For more details, see “Item 1. Business - Corporate History and Structure - Reverse Stock Splits” of the 2024 Form 10-K.

Construction of our new facility

We have been actively engaged in the construction of our new production facilities and office buildings in Chengdu Medicine City (Technology Park), Wenjiang District, Chengdu, Sichuan Province, Peoples’s Republic of China since the summer of 2023. The Company has planned to increase the scope of facility construction by adding a touch machine construction area, to be completed by the end of 2025.

As of the date of this Quarterly Report, we estimate to finish the building construction by the end of 2025 and commence production in the second quarter of 2026. In consideration of the capital requirements for the new facility construction, we plan to fund the project primarily with our existing cash on hand, which totaled approximately $106.4 million as of March 31, 2025, and cash flows generated from operations, and we may seek additional financing if needed to support the timely completion of the project.

Highlights for the three-month period ended March 31, 2025 include:

●	Revenues were $15.3 million, an increase of 2.7% compared to $14.9 million in the first quarter of 2024

●	Gross profit was $5.6 million, an increase of 69.7% compared to $3.3 million in the first quarter of 2024

●	Gross profit margin was 36.9%, compared to 22.4% in the first quarter of 2024

●	Net income was $2.5 million, an increase of 316.7% compared to $0.6 million in the first quarter of 2024

●	Total volume shipped was 762,545 units, an increase of 11.9% compared to 681,370 units in the first quarter of 2024

Results of Operations

The following table sets forth, for the periods indicated, statements of income data:

(in US Dollar millions, except percentage)	Three-Month Period Ended March 31,		Change
	2025	2024	%
Revenues	$15.3	$14.9	2.7%
Cost of revenues	(9.7)	(11.6)	(16.4)%
Gross profit	5.6	3.3	69.7%
Total operating expenses	(1.6)	(1.0)	(60.0)%
Operating income	4.0	2.3	73.9%
Total other income (expenses)	0.0	(1.1)	(100.0)%
Interest expense	0.0	(1.2)	(100.0)%
Income before income taxes	4.0	1.2	233.3%
Income tax expense	(1.5)	(0.6)	150.0%
Net income	$2.5	$0.6	316.7%

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Revenues

We generated revenue of $15.3 million for the three months ended March 31, 2025, an increase of $0.4 million, or 2.7%, compared to $14.9 million in the same period of last year. This was due to an increase of 11.9% in sales volume, and partially offset by a decrease of 6.9% in the average selling price of our products , and 1.2% negative impact from exchange rate due to depreciation of RMB against US dollars, compared with that of the same period of last year.

	For the Three-Month Ended March 31,
	2025		2024		Change	Change
	Amount	%	Amount	%	Amount	%
	(in US Dollar millions except percentage)
Revenue from sales to customers in Mainland China	$10.3	67.3%	$9.4	63.1%	$0.9	9.6%
Revenue from sales to customers overseas	5.0	32.7%	5.5	36.9%	(0.5)	(9.1)%
Total Revenue	$15.3	100%	$14.9	100%	$0.4	2.7%

	For the Three-Month Ended March 31,
	2025		2024		Change	Change
	Unit	%	Unit	%	Unit	%
	(in UNIT, except percentage)
Units sold to customers in Mainland China	508,650	66.7%	432,050	63.4%	76,600	17.7%
Units sold to customers overseas	253,895	33.3%	249,320	36.6%	4,575	1.8%
Total Units Sold	762,545	100%	681,370	100%	81,175	11.9%

(i) PRC Domestic Market

For the three months ended March 31, 2025, revenue from the PRC domestic market increased by $0.9 million, or 9.6%, as a combined result of: (i) an increase of 17.7% in sales volume, partially offset by (ii) a decrease of 5.3% in the average RMB selling price of our products, and partially offset by 1.2% negative impact from exchange rate due to depreciation of RMB against US dollars, compared with that of the same period of last year.

As for the RMB selling price, the decrease of 5.3% was mainly due to the lower demand of higher selling priced products of touchscreen machines in the PRC domestic market, including the decreased average RMB selling price of 25.5% in medical touchscreens and 1.2% in industrial control computer touchscreens during the three-month period ended March 31, 2025.

Due to our proactive efforts to market new models and efforts to obtain new customers and penetrate into new regions, our sales increased by 19.7% in South China, and 18.4% in East China, partially offset by a decrease of 1.5% in Southwest China during the three months ended March 31, 2025.

(ii) Overseas Market

For the three-month period ended March 31, 2025, revenues from the overseas market were $5.0 million as compared to $5.5 million of the same period of 2024, representing a decrease by $0.6 million, or 10.9%, mainly due to an decrease of 9.9% in average selling price in RMB due to the lower demand on touchscreen machines in medical touchscreens, industrial control computer touchscreens, and automotive touchscreens, and 1.2% negative impact from exchange rate due to depreciation of RMB against US dollars, partially offset by the increase of 1.8% in sales volume due to increased sales in industrial control computer touch screens and gaming touchscreens,

The following table summarizes the breakdown of revenues by categories in US dollars:

	Revenues For the Three-Month Ended March 31,
	2025		2024		Change	Change
	Amount	%	Amount	%	Amount	Margin%
	(in US Dollars, except percentage)
Product categories by end applications
Automotive Touchscreens	$3,960,497	25.9%	$4,185,270	28.1%	$(224,773)	(5.4)%
Industrial Control Computer Touchscreens	3,235,073	21.2%	2,847,660	19.2%	387,413	13.6%
POS Touchscreens	2,411,031	15.8%	2,114,099	14.2%	296,932	14.0%
Gaming Touchscreens	2,320,592	15.1%	2,172,475	14.6%	148,117	6.8%
Medical Touchscreens	1,949,656	12.8%	2,414,961	16.2%	(465,305)	(19.3)%
Multi-Functional Printer Touchscreens	1,412,727	9.2%	1,142,794	7.7%	269,933	23.6%
Total Revenue	$15,289,578	100.0%	$14,877,259	100.0%	$412,319	2.7%

*	Others include applications in self-service kiosks, ticket vending machines and financial terminals.

The Company continued to shift production mix from traditional lower-end products to high-end products such as industrial control computer touchscreens POS touchscreens, gaming touchscreens, and multi-functional printer touchscreens, primarily due to (i) greater growth potential of computer screen models in China and overseas market, and (ii) the stronger demand on higher-end touch screens made with better materials and better quality.

Gross Profit and Gross Profit Margin

	Three-Month Period Ended March 31,		Change
(in millions, except percentage)	2025	2024	Amount	%
Gross Profit	$5.6	$3.3	$2.3	69.7%
Gross Profit Margin	36.9%	22.4%		14.5%

Gross profit was $5.6 million in the first quarter ended March 31, 2025, compared to $3.3 million in the same period of 2024. Our gross profit margin increased to 36.9% for the first quarter ended March 31, 2025, as compared to 22.4% for the same period of 2024, primarily due to the increase of revenues by 2.7% and the decrease of cost of goods sold by 22.1% resulting from the decrease of costs of raw materials of the touch screens machine production, partially offset by the increase of labor costs market during the first three months ended March 31, 2025.

Selling Expenses

	Three-Month Period Ended March 31,		Change
(in millions, except percentage)	2025	2024	Amount	%
Selling Expenses	$0.1	$0.5	$(0.4)	(80.0)%
as a percentage of revenues	0.6%	3.4%		(2.8)%

Selling expenses were $0.1 million for the three-month period ended March 31, 2025, compared to $0.5 million in the same period in 2024, representing a decrease of $0.4 million, or 80.0%. The decrease was primarily due to the less traveling expenses as the selling team using online communications to market the products during the three months ended March 31, 2025.

General and Administrative Expenses

	Three-Month Period Ended March 31,		Change
(in millions, except percentage)	2025	2024	Amount	%
General and Administrative Expenses	$1.6	$0.5	$1.1	220.0%
as a percentage of revenues	10.5%	3.4%		7.1%

General and administrative expenses were $1.6 million for the three-month period ended March 31, 2025, compared to $0.5 million in the same period in 2024, representing an increase of $1.1 million, or 220.0%. The increase was primarily due to the increase of $0.5 million professional fees and $0.5 million of amortization of prepaid marketing research fees (see Note 3 of the accompanying financial statements) and $0.1 million of miscellaneous expenses including $45,739 allowance for credit losses of advance to vendors during the three months ended March 31, 2025.

Research and Development Expenses

	Three-Month Period Ended March 31,		Change
(in US dollars, except percentage)	2025	2024	Amount	%
Research and Development Expenses	$-	$42,738	$(42,738)	(100.0)%
as a percentage of revenues	0.0%	0.0%		0.0%

Research and development expenses were nil and $42,738 for three-month period ended March 31, 2025, and 2024, respectively.

Operating Income

Total operating income was $4.0 million for the three-month period ended March 31, 2025 as compared to $2.3 million of the same period of last year, primarily due to higher gross margin and lower selling expenses, partially offset by higher general and administrative expenses for the three-month period ended March 31, 2025.

Interest Expenses

	Three-Month Period Ended March 31,		Change
(in millions, except percentage)	2025	2024	Amount	%
Interest Expenses	$0.0	$1.2	$(1.2)	(100.0)%
as a percentage of revenues	0.0%	8.1%		(8.1)%

For the three-month period ended March 31, 2025 and 2024, interest expenses were nil and $1.2 million respectively. The Company recognized interest expenses of convertible promissory notes in the amount of $1,169,974 (mainly the default interest charges of $1,145,995 upon the repayment of the notes payable) and $33,399, respectively. (See Note 10 (a) of the accompanying financial statements).

Income Taxes

	Three-Month Period Ended March 31,		Change
(in millions, except percentage)	2025	2024	Amount	%
Income before Income Taxes	$4.0	$1.2	$2.8	233.3%
Income Tax (Expense)	(1.5)	(0.6)	(0.9)	150.0%
Effective income tax rate	36.5%	54.2%		(17.7)%

The effective income tax rates for the three-month period ended March 31, 2025 and 2024 were 36.5% and 54.2%, respectively.

Net Income

As a result of the above factors, we had a net income of $2.5 million in the first quarter of 2025 compared to a net income of $0.6 million in the same quarter of 2024.

Liquidity and Capital Resources

Historically, our primary uses of cash have been to finance working capital needs. We expect to be able to meet our needs to fund operations, capital expenditures, and other commitments over the next 12 months primarily with our cash and cash equivalents, operating cash flows and bank borrowings.

However, we may require additional cash resources due to changes in business conditions or other future developments. If these sources prove insufficient to meet our cash requirements, we may seek to raise additional funds through the sale of equity or debt securities or by obtaining a credit facility. Any issuance of additional equity or equity-linked securities could dilute the ownership interests of existing shareholders, while the incurrence of additional indebtedness would increase our debt service obligations and could subject us to operating and financial covenants that may restrict our business activities. There can be no assurance that financing will be available in the necessary amounts, on terms acceptable to us, or at all.

As of March 31, 2025, we had current assets of $119.8 million, consisting of $106.4 million in cash, $11.1 million in accounts receivable, $0.1 million in inventories, and $2.2 million in prepaid expenses and other current assets Our current liabilities as of March 31, 2025 were $5.4 million, which is comprised of $1.6 million in accounts payable, $0.4 million in amounts due to a related party, $1.3 million in income tax payable, $1.6 million in accrued expenses and other current liabilities. and $0.6 million in operating lease liabilities, current portion.  We also had $0.4 million in operating lease liabilities, non- current as of March 31, 2025.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities for the three-month periods ended March 31, 2025 and 2024:

	Three-Month Period Ended March 31,
(in US Dollar millions)	2025	2024
Net cash provided by (used in) provided by operating activities	$2.0	$(9.2)
Net cash used in investing activities	(0.0)	(0.1)
Net cash provided by financing activities	0.0	7.5
Effect of foreign currency exchange rate changes on cash and cash equivalents	0.6	(1.4)
Net increase (decrease) in cash and cash equivalents	2.7	(3.2)
Cash and cash equivalents at the beginning of period	103.7	98.0
Cash and cash equivalents at the end of period	$106.4	$94.8

Operating Activities

Net cash provided by operating activities was $2.0 million for the three months ended March 31, 2025 as compared to net cash used in operating activities of $9.2 million for the same period of the last year.

The positive cash flow for the three months ended March 31, 2025 was primarily due to i) $2.5 million net income, ii) the decrease of $0.5 million in prepaid expenses and current assets, iii) the increase of in $0.3 million accounts payable, $0.3 million due to a related party, $1.3 million in tax payable and $0.6 million in accrued expenses and current liabilities, partially offset by iv) the increase of $3.5 million in accounts receivable.

The negative cash flow for the three months ended March 31, 2024 was primarily due to i) increase of $3.6 million in accounts receivable, $3.4 million in prepaid expenses and current assets, ii) the decrease of $3.4 million in accrued expenses and current liabilities, partially offset by iii) net income of $0.6 million and iv) the increase of $0.6 million in income tax payable.

Investing Activities

There was no cash flow in investing activities for the three-month period ended March 31, 2025.

Net cash used in investing activities for the three-month period ended March 31, 2024 was $0.1 million for the purchase of property, plant and equipment.

Financing Activities

There was no cash flow in investing activities for the three-month period ended March 31, 2025.

Net cash provided by financing activities for the three months ended March 21, 2024 was $7.5 million, including $9.0 million in net proceeds from the 2024 Public Offering, partially offset by $1.4 million repayment of convertible promissory notes, and $82,864 repayment of interest-free advances to a third party.

As of March 31, 2025, our cash and cash equivalents were $106.4 million, as compared to $103.7 million at December 31, 2024.

Days Sales Outstanding (“DSO”) has decreased to 55 days for the three-month period ended March 31, 2025 from 64 days for the year ended December 31, 2024.

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

Holding Company Structure

There have been no changes to the Company’s holding company structure during the three months ended March 31, 2025. For more details, refer to the Company’s holding company structure disclosures set forth in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Holding Company Structure” of the 2024 Form 10-K.

Cash and Other Assets Transfers between the Holding Company and Its Subsidiaries

Please see “ITEM 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations- Cash and Other Assets Transfers between the Holding Company and Its Subsidiaries” of the 2024 Form 10-K for more details.

Capital Expenditure Commitment

As of March 31, 2025, the Company had commitment of RMB5.0 million (equivalent to $0.7 million) for construction in progress.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2025.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported. Note 2, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q and in the Notes to Consolidated Financial Statements in Part II, Item 8 of the 2024 Form 10-K describe the significant accounting policies and methods used in the preparation of the Company’s condensed consolidated financial statements. There have been no material changes to the Company’s critical accounting estimates since the 2024 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable for smaller reporting companies.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2025, as a result of the material weakness identified below.

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

Material Weakness

In connection with the audit of the financial year ended December 31, 2024, we identified certain control deficiencies in the design and operation of our internal controls over our financial reporting that constituted a material weakness in aggregation. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses related to internal control over financial reporting that was identified during the annual report of 2024 and still applied as of March 31, 2025 were:

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

During the first quarter of 2025, the management has not addressed the material weaknesses on internal control and will continue to implement the above improvement plans to ensure our financial reporting in compliance with US GAAP and SEC filing requirements.

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

Changes in Internal Control over Financial Reporting

As described above, the Company is taking steps to remediate the material weakness noted above. Other than in connection with these remediation steps, there have been no changes in our internal control over financial reporting during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

Item 1. Legal Proceedings.

We may from time to time be subject to various legal or administrative claims and proceedings arising in the ordinary course of business. Litigation or any other legal or administrative proceeding, regardless of the outcome, can result in substantial cost and the diversion of our resources, including our management’s time and attention.

As of the date of this Quarterly Report, we are not aware of any material, active, pending or threatened to which the Company or any of its subsidiaries is a party, or to which any of their property is subject

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously reported in our Current Reports on Form 8-K, we did not undertake any unregistered sales of our equity securities during the quarter ended March 31, 2025.

During the quarter ended March 31, 2025, we did not repurchase any shares of our common stock.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

Exhibit Number	Description of Document
3.1(1)	Amended and Restated Articles of Incorporation of the Company, dated September 30, 2020.

3.2(1)	Bylaws of the Company.

4.1(1)	Specimen Common Stock Certificate.

4.2	Form of Underwriter’s Warrants.

4.3	Common Stock Purchase Warrant dated October 27, 2021 issued by Wetouch Technology Inc

4.4	Common Stock Purchase Warrant dated November 5, 2021 issued by Wetouch Technology Inc.

4.5	Common Stock Purchase Warrant dated November 16, 2021 issued by Wetouch Technology Inc.

4.6	Common Stock Purchase Warrant dated November 24, 2021 issued by Wetouch Technology Inc.

4.7	Common Stock Purchase Warrant dated November 29, 2021 issued by Wetouch Technology Inc.

4.8	Common Stock Purchase Warrant dated December 2, 2021 issued by Wetouch Technology Inc.

4.9	Common Stock Purchase Warrant dated December 2, 2021 issued by Wetouch Technology Inc.

31.1*	Certification of The Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of The Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of The Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of The Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith

**	Furnished herewith

(1)	Filed as an exhibit to the Company’s registration statement on Form S-1, File No. 333-270726 and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of Securities Exchange Act of 1934, the registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

	By:	/s/ Zongyi Lian
Date: October 8, 2025		Zongyi Lian
Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ Xing Tang
Date: October 8, 2025		Xing Tang
Chief Financial Officer
(Principal Financial and Accounting Officer)