Form 10-Q
period 2025-06-30
Wetouch Technology Inc.
filed 2025-10-09
CIK 1826660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2025

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

As of October 8, 2025, there were 11,931,534 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

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

iii

Item 1. Financial Statements

WETOUCH TECHNOLOGY INC. AND ITS SUBSIDIARIES

WETOUCH TECHNOLOGY INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$110,452,470	$103,760,324
Accounts receivable, net	10,736,898	7,504,630
Inventories	145,664	112,327
Prepaid expenses and other current assets	1,824,544	2,762,580
TOTAL CURRENT ASSETS	123,159,576	114,139,861

Property, plant and equipment, net	13,020,127	12,782,997
Operating right-of-use assets	813,516	1,055,208
Deferred tax assets	30,971	41,397
TOTAL ASSETS	$137,024,190	$128,019,463

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,487,987	$1,263,981
Due to a related party	642,634	149,211
Income tax payable	866,798	-
Accrued expenses and other current liabilities	1,408,070	966,461
Operating lease liabilities- current	609,059	571,539
TOTAL CURRENT LIABILITIES	5,014,548	2,951,192

Operating lease liabilities- non current	204,458	482,606
TOTAL LIABILITIES	$5,219,006	$3,433,798

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 15,000,000 shares authorized, 11,931,534 and 11,931,534 issued and outstanding as of June 30, 2025 and December 31, 2024, respectively*	$11,932	$11,932
Additional paid in capital*	52,501,680	52,501,680
Statutory reserve	8,073,968	8,073,968
Retained earnings	79,433,924	74,629,374
Accumulated other comprehensive loss	(8,216,320)	(10,631,289)
TOTAL STOCKHOLDERS’ EQUITY	131,805,184	124,585,665
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$137,024,190	$128,019,463

*	Retrospectively restated for effect of reverse stock split (1-for-20), see Note 10 (2)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WETOUCH TECHNOLOGY INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
REVENUES	$12,419,455	$12,234,575	$27,709,033	$27,111,834
COST OF REVENUES	(8,307,944)	(7,373,757)	(17,955,891)	(18,913,058)
GROSS PROFIT	4,111,511	4,860,818	9,753,142	8,198,776

OPERATING EXPENSES
Selling expenses	(114,575)	(289,716)	(217,032)	(749,508)
General and administrative expenses	(914,032)	(802,663)	(2,480,472)	(1,333,016)
Research and development expenses	-	(43,211)	-	(85,949)
TOTAL OPERATING EXPENSES	(1,028,607)	(1,135,590)	(2,697,504)	(2,168,473)

INCOME FROM OPERATIONS	3,082,904	3,725,228	7,055,638	6,030,303

Interest income	35,646	38,046	96,740	69,393
Interest expense	-	-	-	(1,169,974)
Other income	-	-	-	46,449
Gain on changes in fair value of common stock purchase warrants liability	-	37,751	-	45,572
TOTAL OTHER INCOME (EXPENSES)	35,646	75,797	96,740	(1,008,560)

INCOME BEFORE INCOME TAX EXPENSE	3,118,550	3,801,025	7,152,378	5,021,743

INCOME TAX EXPENSE	(876,722)	(1,099,331)	(2,347,828)	(1,761,179)

NET INCOME	$2,241,828	$2,701,694	$4,804,550	$3,260,564

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	1,682,589	(778,406)	2,414,969	(2,708,399)
COMPREHENSIVE INCOME	$3,924,417	$1,923,288	$7,219,519	$552,165

EARNINGS PER COMMON SHARE*
Basic	$0.19	$0.23	$0.40	$0.29
Diluted	$0.19	$0.23	$0.40	$0.29
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING*
Basic	11,931,534	11,931,534	11,931,534	11,325,873
Diluted	11,931,534	11,982,239	11,931,534	11,376,578

*	Retrospectively restated for effect of reverse stock split (1-for-20), see Note 10 (2)

The accompanying notes are an integral part of these consolidated financial statements.

WETOUCH TECHNOLOGY INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common stock at Par value $0.001		Additional paid-in	Statutory	Retained	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	reserve	Earnings	loss	equity
Balance as of December 31 2024	11,931,534	$11,932	$52,501,680	$8,073,968	$74,629,374	$(10,631,289)	$124,585,665
Net income	-	-	-	-	2,562,722	-	2,562,722
Foreign currency translation adjustment	-	-	-	-	-	732,380	732,380
Balance as of March 31, 2025	11,931,534	$11,932	$52,501,680	$8,073,968	$77,192,096	$(9,898,909)	$127,880,767
Net income					2,241,828		2,241,828
Foreign currency translation adjustment	-	-	-	-	-	1,682,589	1,682,589
Balance as of June 30, 2025	11,931,534	$11,932	$52,501,680	$8,073,968	$79,433,924	$(8,216,320)	$131,805,184

	Common stock at Par value $0.001		Additional paid-in	Statutory	Retained	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	reserve	Earnings	loss	equity
Balance as of December 31 2023*	9,732,948	$9,733	$43,514,125	$7,195,092	$69,477,092	$(7,275,432)	$112,920,610

Issuance of common stock from the 2024 Public Offering, net of issuance costs	2,160,000	2,160	8,987,594	-	-	-	8,989,754
Exercise of warrants issued in conjunction with legal/consultant services in 2020 and 2021	35,861	36	(36)	-	-	-	-
Exercise of warrants issued to third parties in conjunction with debt issuance in 2021	2,725	3	(3)	-	-	-	-
Net income	-	-	-	-	558,870	-	558,870
Foreign currency translation adjustment	-	-	-	-	-	(1,929,993)	(1,929,993)
Balance as of March 31, 2024	11,931,534	$11,932	$52,501,680	$7,195,092	$70,035,962	$(9,205,425)	$120,539,241
Net income	-	-	-	-	2,701,694	-	2,701,694
Foreign currency translation adjustment	-	-	-	-	-	(778,406)	(778,406)
Balance as of June 30, 2024	11,931,534	$11,932	$52,501,680	$7,195,092	$72,737,656	$(9,983,831)	$122,462,529

*	Retrospectively restated for effect of reverse stock split (1-for-20), see Note 10 (2)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WETOUCH TECHNOLOGY INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net income	$4,804,550	$3,260,564
Adjustments to reconcile net income to cash provided by (used in) operating activities
Allowance for credit loss	45,889	-
Reversal of provision for obsolete inventory	(91,252)	-
Depreciation	4,957	4,798
Amortization of discounts and issuance cost of the notes	-	5,715
Amortization of operating Right-of-use assets	308,244	-
Gain on changes in fair value of common stock purchase warrants liability	-	(45,572)
Changes in operating assets and liabilities:
Accounts receivable	(3,052,186)	(3,568,822)
Inventories	60,426	36,878
Prepaid expenses and other current assets	908,043	(2,817,799)
Deferred tax assets	11,073	-
Accounts payable	197,607	293,217
Amounts due to related parties	493,423	-
Income tax payable	856,161	1,101,760
Accrued expenses and other current liabilities	433,057	(3,606,647)
Operating lease liabilities	(303,592)	-
Net cash provided by (used in) operating activities	4,676,400	(5,335,907)

Cash flows from investing activity

Purchase of property, plant and equipment	-	(114,762)
Net cash used in investing activity	-	(114,762)

Cash flows from financing activities
Proceeds from issuance of common stock, net of issue costs	-	8,989,754
Proceeds from advances from a related party	-	263,956
Repayments of convertible promissory notes payable	-	(1,400,750)
Net cash provided by financing activities	-	7,852,960

Effect of changes of foreign exchange rates on cash	2,015,746	(2,068,543)
Net increase in cash	6,692,146	333,748
Cash, beginning of period	103,760,324	98,040,554
Cash, end of period	$110,452,470	$98,374,302
Supplemental disclosures of cash flow information
Income tax paid	$1,291,550	$659,419
Interest paid	$-	$1,186,210
Issue costs charged to additional paid-in capital	$-	$1,810,246
Exercise of warrant shares	$-	$38,586
Lease liabilities arising from obtaining right-of-use assets	$49,775	$-

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

BVI Wetouch is a holding company whose only asset, held through a subsidiary, is 100% of the registered capital of Sichuan Wetouch Technology Co., Ltd. (“Sichuan Wetouch”), a limited liability company organized under the laws of the People’s Republic of China (“China” or the “PRC”). Sichuan Wetouch is primarily engaged in the business of research and development, manufacture, and distribution of touchscreen displays to customers both in the PRC and overseas. The touchscreen products, which are manufactured by the Company, are primarily for use in financial terminals, automotive, Point of Sales, gaming, lottery, medical, Human-Machine Interface (HMI), and other specialized industries.

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

The following diagram illustrates the Company’s current corporate structure:

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted by rules and regulations of the United States Securities and Exchange Commission (the “SEC”). The condensed consolidated balance sheet as of December 31, 2024 was derived from the audited consolidated financial statements of Wetouch. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated balance sheet of the Company as of December 31, 2024, and the related consolidated statements of income and comprehensive income changes in stockholders’ equity and cash flows for the years then ended.

In the opinion of the management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of June 30, 2025, the results of operations and cash flows for the six months ended June 30, 2025 and 2024 have been made. However, the results of operations included in such financial statements may not necessarily be indicative of annual results.

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

(c) Significant Accounting Policies

For a detailed discussion about Wetouch’s significant accounting policies, refer to Note 2 — “Summary of Significant Accounting Policies,” in Wetouch’s consolidated financial statements included in Company’s 2024 audited consolidated financial statements. Other than the revised accounting policies on lease and segment reporting as below, during the six months ended June 30, 2025, there were no significant changes made to Wetouch significant accounting policies.

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

NOTE 3 — ACCOUNTS RECEIVABLE

	June 30, 2025	December 31, 2024
	(Unaudited)
Accounts receivable	$10,736,898	$7,504,630
Allowance for credit losses	-	-
Accounts receivable, net	$10,736,898	$7,504,630

The Company’s accounts receivable primarily includes balance due from customers when the Company’s products are sold and delivered to customers.

The following table provides an analysis of the aging of accounts receivable as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
	(Unaudited)
Current	$5,997,500	$3,726,124
1-3 months past due	4,739,398	2,536,815
4-6 months past due	-	1,241,691
Total accounts receivable	$10,736,898	$7,504,630

NOTE 4 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	June 30, 2025	December 31, 2024
	(Unaudited)
Advance to suppliers	$213,551	$252,618
Issuance cost related to convertible promissory notes	-	-
Prepayment for land use right (i)	547,941	537,755
Security deposit (ii)	54,861	53,840
Prepaid consulting service fees (iii)	-	884,687
Prepaid market research fees (iv)	955,000	955,000
Others receivable (v)	53,191	78,680
Prepaid expenses and other current assets	$1,824,544	$2,762,580

(i)	On July 23, 2021, Sichuan Vtouch entered into a contract with Chengdu Wenjiang District Planning and Natural Resources Bureau for the purchase of a land use right of a parcel of land of 131,010 square feet for a consideration of RMB3,925,233 (equivalent to $540,912) for the Company’s new facility. The Company paid the consideration in full by November 18, 2021. Upon issuance of a certificate of land use right by the local government, which is estimated to be obtained by the second half of 2026, the Company will reclassify this prepayment to intangible assets accordingly.

(ii)	On July 28, 2021, Sichuan Vtouch made a security deposit of RMB393,000 (equivalent to $54,861) to Chengdu Cross-Strait Science and Technology Industry Development Park Management Committee to obtain a construction license for its new facility. This deposit will be refunded upon the issuance of the construction license, which is expected to be by the second half of 2025.

(iii)	In May 2023, the Company entered into two third-party consulting service agreements for a fee of $1.35 million and $3.1 million, respectively, for the three-year consulting services. The total fee would be amortized over the three-year services and reclassified to stock issuance costs accordingly. As of June 30, 2025, the Company this prepaid consulting service fees has been amortized in full.

(iv)	On February 29, 2024, the Company advanced market research fees $70,000 and $855,000, respectively, to two unrelated individuals, Mr. Chien Hui Chueh and Mr. Cheung Ming Lin, in relation to the Company’s market research service overseas. The two individuals signed borrowing contracts with a principal amount of $70,000 and $855,000, respectively, on February 29, 2024. Those contracts were issued to the Company to evidence the advances, bearing 3.45% interest per annum, and payable on February 28, 2025, and extended till August 29, 2026.

(v)	Other receivables are mainly employee advances, and prepaid expenses.

NOTE 5 — PROPERTY, PLANT AND EQUIPMENT, NET

	June 30, 2025	December 31, 2024
Buildings	$12,022	$11,798
Machinery and equipment	7,817	7,672
Vehicles	40,875	40,114
Construction in progress	12,997,423	12,755,791
Subtotal	13,058,137	12,815,375
Less: accumulated depreciation	(38,010)	(32,378)
Property, plant and equipment, net	$13,020,127	12,782,997)

Depreciation expense was $2,482 and $2,372 for the three months ended June 30, 2025 and 2024, respectively, and $4,957 and $4,798 for the six months ended June 30, 2025 and  2024, respectively.

As of June 30, 2025, the Company had commitment of RMB5.0 million (equivalent to $0.7 million) for construction in progress of our new facility.

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

On March 16, 2021, in order to minimize interruption of the Company’s business, Sichuan Vtouch  entered into a leasing agreement with Sichuan Renshou Shigao Tianfu Investment Co., Ltd. (later renamed as Meishan Huantian Industrial Co., Ltd.), a limited liability company owned by the local government, to lease the property, and all buildings, facilities and equipment thereon (the “Demised Properties) of Sichuan Wetouch, commencing from April 1, 2021 until December 31, 2021 at a monthly rent of RMB300,000 ($41,100), which period was extended to October 31, 2022. The lease was renewed on October 30, 2022, October 30, 2023 and August 9, 2024, respectively, with a monthly rent of RMB 400,000 ($55,837), the term of which has been extended to October 31, 2025 for the use of the Demised Properties.

The Company’s new facility started in August 2021 yet was delayed and suspended due to the outbreak of Covid-19 and government-ordered shutdowns in China. The Company has rescheduled and extended the completion by end of December 31, 2025 with the production at the new facilities will commencing in the second quarter of 2026. For the three and six months ended June 30, 2025, management makes estimates and assumptions to use the leasing property till the end of October 2026, and applies ASU 2016-02 “Leases (Topic 842) as practical expedients during the three and six months ended June 30, 2025.

Both operating lease expense and short-term lease expense are recognized in cost of revenues and general and administrative expenses.

The components of lease expense for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Unaudited)		(Unaudited)
Lease expense
Operating lease expense	$156,869	$-	$308,244	$-
Short-term lease expense	-	146,643	-	294,372
Total lease expense	$156,869	$146,643	$308,244	$294,372

The balances for the operating leases where the Company is the lessee are presented as follows:

	June 30, 2025	December 31, 2024
	(Unaudited)
Operating lease right-of-use assets	$813,516	$1,055,208
Lease liabilities – current	609,059	571,539
Lease liabilities – non-current	204,458	482,606
Total operating lease liabilities	$813,517	$1,054,145

The following is a schedule, by years, of maturities of lease liabilities as of June 30, 2025:

Operating lease
(Unaudited)
2025 lease payment (from July 1, 2025 to December 31, 2025)	$307,364
2026 lease payment	506,153
Less: imputed interest	-
Present value of lease liabilities	$813,517

Lease term and discount rate:

	For the Six Months Ended June 30,
	2025	2024
	(Unaudited)
Weighted-average remaining lease term (years)
Operating lease	1.4	-

Weighted-average discount rate
Operating lease	1.09%	-

Supplemental cash flow information related to leases where the Company was the lessee for the six months ended June 30,2025 was as follows:

	For the Six Months Ended June 30,
	2025	2024
	(Unaudited)
Cash payments for operating lease	$303,592	$-
Lease liabilities arising from obtaining right-of-use assets	49,775	-

NOTE 7 — RELATED PARTY TRANSACTIONS

Amounts due to a related party were as follows:

	Relationship	June 30, 2025	December 31, 2024	Note
Chengdu Wetouch Intelligent Optoelectronics Co., Ltd.	An affiliate of Ms. Jiaying Cai, director of the Company	$642,634	$149,211	Payable to affiliate for expenses paid on behalf of the Company
Total		$642,634	$149,211

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

On October 21, 2020, Sichuan Wetouch was granted on a case-by-case basis by Sichuan Provincial government as an HNTE, entitled to a reduced income tax rate of 15% from October 21, 2020 until October 20, 2023.

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

The Company’s provision for income taxes expenses consisted of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Unaudited)		(Unaudited)
PRC income tax
Income tax provision	$860,267	$1,099,331	$2,336,755	$1,761,179
Deferred income tax expenses	16,455	-	11,073	-
Sub total	$876,722	$1,099,331	$2,347,828	$1,761,179

US	-	-	-	-
BVI	-	-	-	-
Hong Kong	-	-	-	-
Income tax provision	$876,722	$1,099,331	$2,347,828	$1,761,179

The following table reconciles the PRC statutory rates to the Company’s effective tax rate for the three and six months June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Unaudited)		(Unaudited)
PRC statutory income tax rate	25.0%	25.0%	25.0%	25.0%
Income tax computed at PRC statutory corporate income tax rate of 25%	28.0%	28.9%	30.0%	35.3%
Tax rate differential on entities not subject to PRC income	(0.5)%	(0.6)%	(0.8)%	(1.6)%
R&D additional deduction	0.0%	0.3%	0.0%	0.4%
Change in valuation allowance	0.0%	(0.2)%	0.0%	(0.2)%
Temporary differences	2.1%	0.0%	0.2%	0.3%
Non-deductible expenses	(1.5)%	0.5%	3.4%	0.9%
Effective tax rate	28.1%	28.9%	32.8%	35.1%

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

The Company’s deferred tax assets consisted of the following components:

	As of June 30, 2025	As of December 31, 2024
	(Unaudited)
Deferred tax assets:
Credit loss on advance to vendors	$22,600	$11,056
Provision of obsolete inventory	7,991	30,607
Leasing liabilities	200,883	263,536
Total gross deferred tax assets	231,474	305,199
Less valuation allowance	-	-
Deferred tax assets net of valuation allowance	231,474	305,199

Deferred tax liabilities:
Right-of-use assets	(200,883)	(263,802)
Deferred tax liabilities	(200,883)	(263,802)
Deferred tax assets, net	$30,591	$41,397

The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. As of June 30, 2025 and December 31, 2024, taxes for Sichuan Vtouch remained open for statutory examination by PRC tax authorities.

NOTE 9 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	June 30, 2025	December 31, 2024
	(Unaudited)
Advance from customers	$-	$166,535
Accrued payroll and employee benefits	82,340	81,837
Accrued legal compensation charges	-	35,356
Accrued professional fees	148,199	57,173
Accrued director fees	58,417	66,734
Other payable to third parties	629,694	147,102
Other tax payables (i)	344,175	162,888
Others (ii)	145,245	248,836
Accrued expenses and other current liabilities	$1,408,070	$966,461

(i)	Other tax payable mainly represent value added tax payable.

(ii)	Others mainly represent accrued employee reimbursement payable and other accrued miscellaneous operating expenses.

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

During the three and six months ended June 30, 2024, amortization of discounts and issuance cost of the notes were $5,715 and $5,715, respectively.

For the three and six months ended June 30, 2024, the Company recognized interest expenses of the Notes in the amount $1,169,974 and $1,169,974, respectively.

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

As the Note Warrant was issued in 2021 and was valid for three years, the remaining 38430 Note Warrants expired during the six months ended June 30, 2024.

During the three and six months ended June 30, 2024, the Company recorded $37,751 and $45,572 gain on changes in the fair value of common stock purchase warrants liability using the Black-Scholes option-pricing model.

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

As of June 30, 2025, there were 11,931,534 shares of common stock issued and outstanding.

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

As of June 30, 2025 and December 31, 2024, the Company had reserve fund of US$8,073,968 and US$8,073,968, respectively.

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

The 15,541 shares of common stock and warrants to purchase 31,554 shares of common stock vested on January 1, 2021.

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

As of June 30, 2024, the Company recognized relevant share-based compensation expense of nil for the vested shares, and nil for the warrants, respectively.

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

Concentrations - The Company sells its products primarily to customers in the PRC and to some extent, the overseas customers in European countries and East Asia, such as South Korea and Taiwan. For the three months ended June 30, 2025, five customers accounted for approximately 22.0%, 16.2%, 15.7%, 14.5%, and 12.0%, respectively, of the Company’s revenue. For the three months ended June 30, 2024, five customers accounted for approximately 21.2%, 19.5%, 16.0%, 14.5% and 12.1%, respectively, of the Company’s total revenue.

For the six months ended June 30, 2025, five customers accounted for  21.5%, 16.6%, 15.8%, 14.9%, and 12.2%, respectively, of the Company’s revenue. For the six months ended June 30, 2024, five customers accounted for 21.9%, 20.0%, 15.2%, 13.9% and 11.6%, respectively, of the Company’s total revenue.

The Company’s top ten customers aggregately accounted for 99.6% and 100.0% of the total revenue for the three months ended June 30, 2025 and 2024, and approximately 99.4% and 99.3% for the six months ended June 30, 2025 and 2026.

As of June 30, 2025, four customers accounted for approximately 29.0%, 20.0%, 14.5%, and 12.2% of the total accounts receivable balance, respectively.

The Company purchases its raw materials through various suppliers. Raw material purchases from these suppliers which individually exceeded 10% of the Company’s total raw material purchases, accounted for an aggregate of approximately 50.1% (four suppliers) and 27.1% (two suppliers) for the three months ended June 30, 2025 and 2024, respectively, and approximately 49.6% (four suppliers) and 40.3% (three suppliers) for  the six months ended June 30, 2025 and 2024, respectively.

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

ii) Capital Expenditure Commitment

As of June 30, 2025, the Company had commitment of RMB5.0 million (equivalent to $0.7 million) for construction in progress.

NOTE 16 — SEGMENT REPORTING

The Company’s chief operating decision maker has been identified as the Chief Executive Officer (“CEO”), who reviews financial information of operating segments based on U.S. GAAP amounts when making decisions about allocating resources and assessing performance of the Company.

The Company determined that it operated in one operating segment of touch screen business.

The Company primarily operates in People’s Republic of China (“PRC”). and substantially all of the Company’s long-lived assets are located in the PRC.

1)	The Company’s geographical revenue information is set forth below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Sales in PRC	$8,414,927	$7,867,625	$18,715,995	$17,242,097
Sales in Overseas
-Republic of China (ROC, or Taiwan)	2,184,676	2,411,305	4,852,592	5,606,466
-South Korea	1,800,926	1,956,141	4,121,519	4,128,616
-Others	18,927	(496)	18,927	134,655
Sub-total	4,004,528	4,366,950	8,993,038	9,869,737
Total Revenue	$12,419,455	$12,234,575	$27,709,033	$27,111,834

2)	Segment information is set forth below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$12,419,455	$12,234,575	$27,709,033	$27,111,834
Less:
Cost of revenues	8,307,944	7,373,757	17,955,891	18,913,058
Allowance for credit losses	150	-	45,889	-
Reversal of provision of obsolete inventory	(65,976)	-	(91,252)	-
Staff cost	353,556	344,695	705,193	672,654
Gain on changes in fair value of common stock purchase warrants liability.	-	(37,751)	-	(45,572)
Amortization of discounts and issue cost of the notes	-	-	-	5,715
Depreciation expense	2,486	2,482	4,957	4,798
Lease expense	156,869	146,643	308,244	294,372
Interest expense	-	-	-	1,169,974
Income tax expense	876,722	1,099,331	2,347,828	1,761,179
Other segment items*	545,876	603,723	1,627,733	1,075,092

Segment net income	2,241,828	2,701,694	4,804,550	3,260,564

Consolidated net income	$2,241,828	$2,701,694	$4,804,550	$3,260,564

Consolidated total assets	$137,024,190	$125,910,057	$137,024,190	$125,910,057

NOTE 17 — SUBSEQUENT EVENTS

The Company has evaluated subsequent events and transactions that occurred after the balance sheet date through the date the consolidated financial statements were issued and no subsequent events occurred that require accrual or disclosure.

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

As of June 30, 2025, the Company has contributed RMB 348.0 million (US$47.7 million) to its PRC subsidiary through intermediate holding companies, which were accounted for as long-term investments. These funds have been used by our PRC subsidiary in its operations. To date, no dividends or other distributions have been made by our PRC subsidiary to the Company. We may rely on future distributions from our PRC subsidiary to fund our holding company obligations, subject to PRC law and restrictions. For more details, see “Item 1A. Risk Factors—Risks Related to Doing Business in China—As a holding company, we conduct our operations primarily through our PRC subsidiary and face risks and uncertainties associated with this structure.”

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

We generate revenues through sales of our various touchscreen products. We sell our touchscreen products both domestically in China and internationally, covering major areas in Mainland China, including but not limited to the eastern, southern, northern and southwest regions of Mainland China, Taiwan, South Korea, and Germany. We believe that we have established a strong and diversified client base. For the three months ended June 30, 2025 and 2024, our domestic sales accounted for approximately 67.7% and 64.8%, respectively, of our revenues, and our international sales accounted for approximately 32.3% and 35.2%, respectively, of our revenues. For the six months ended June 30, 2025 and 2024, our domestic sales accounted for approximately 66.7% and 63.4%, respectively, of our revenues, and our international sales accounted for approximately 33.3% and 36.6%, respectively, of our revenues.

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

Construction of our new facility

We have been actively engaged in the construction of our new production facilities and office buildings in Chengdu Medicine City (Technology Park), Wenjiang District, Chengdu, Sichuan Province, People’s Republic of China since the summer of 2023. The Company has planned to increase the scope of facility construction by adding a touch machine construction area, to be completed by the end of 2025.

As of the date of this Quarterly Report, we estimate to finish the building construction by the end of 2025 and commence production in the second quarter of 2026. In consideration of the capital requirements for the new facility construction, we plan to fund the project primarily with our existing cash on hand, which totaled approximately $106.4 million as of June 30, 2025, and cash flows generated from operations, and we may seek additional financing if needed to support the timely completion of the project.

Highlights for the three months ended June 30, 2025 include:

●	Revenues were $12.4 million, an increase of 1.6% from $ 12.2 million in the second quarter of 2024

●	Gross profit was $4.1 million, a decrease of 14.5% from $ 4.9 million in the second quarter of 2024

●	Gross profit margin was 33.1% as compared to 39.7% in the second quarter of 2024

●	Net income was $2.2 million, a decrease of 18.5% from $ 2.7 million in the second quarter of 2024

●	Total volume shipped was 615,742 units, an increase of 5.1% from 585,705 units in the second quarter of 2024

Results of Operations

The following table sets forth, for the periods indicated, statements of income data:

	For the Three Months Ended June 30,		Change	For the Six Months Ended June 30,		Change
(in US Dollar millions, except percentage)	2025	2024	%	2025	2024	%
Revenues	$12.4	$12.2	1.6%	$27.7	$27.1	2.2%
Cost of revenues	(8.3)	(7.4)	12.2%	(18.0)	(18.9)	(4.8)%
Gross profit	4.1	4.8	(14.5)%	9.7	8.2	18.3%
Total operating expenses	(1.0)	(1.1)	(9.1)%	(2.7)	(2.2)	22.7%
Operating income	3.1	3.7	(16.2)%	7.0	6.0	16.7%
Total Other income (expenses)	0.0	0.0	N/A	0.0	(1.0)	(100.0)%
Interest expense	0.0	0.0	N/A	0.0	(1.2)	(100.0)%
Income before income taxes	3.1	3.8	(18.4)%	7.1	5.0	42.0%
Income tax expense	(0.9)	(1.1)	(18.2)%	(2.3)	(1.7)	35.3%
Net income	$2.2	$2.7	(18.5)%	$4.8	$3.3	45.5%

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

Revenues

We generated revenue of $12.4 million for the three months ended June 30, 2025, an increase of $0.2 million, or 1.6%, compared to $12.2 million in the same period of last year. This was due to an increase of 5.1% in sales volume, 0.2% positive impact from exchange rate due to appreciation of RMB against US dollars, partially offset by a decrease of 3.6% in the average selling price of our products, compared with that of the same period of last year.

	For the Three Months Ended June 30,
	2025		2024		Change	Change
	Amount	%	Amount	%	Amount	%
	(in US Dollar millions except percentage)
Revenue from sales to customers in Mainland China	$8.4	67.7%	$7.9	64.8%	$0.5	6.3%
Revenue from sales to customers overseas	4.0	32.3%	4.3	35.2%	(0.3)	(7.0)%
Total Revenues	$12.4	100%	$12.2	100%	$0.2	1.6%

	For the Three Months Ended June 30,
	2025		2024		Change	Change
	Unit	%	Unit	%	Unit	%
	(in UNIT, except percentage)
Units sold to customers in Mainland China	411,353	66.8%	371,130	63.4%	40,223	10.8%
Units sold to customers overseas	204,389	33.2%	214,575	36.6%	(10,186)	(4.7)%
Total Units Sold	615,742	100%	585,705	100%	30,037	5.1%

(i) PRC market

For the three months ended June 30, 2025, revenue from domestic market increased by $0.5 million or 6.3% as a combined result of: (i) an increase of 10.8% in sales volume due to higher sales volume of automotive touchscreens, industrial control computer touchscreens, and multi-functional printer touchscreens, (ii) 0.2% positive impact from exchange rate due to appreciation of RMB against US dollars, partially offset by a decrease of 3.6% in the average RMB selling price of our products, compared with those of the same period of last year.

As for the RMB selling price, the decrease of 3.6% was mainly due to due to the lower demand of higher selling priced products of touchscreen machines in the PRC domestic market, including the decreased average RMB selling price of 12.7% in medical touchscreens and 2.0% in industrial control computer touchscreens and 1.3% in automotive touchscreens during the three months ended June 30, 2025.

The Company has taken proactive efforts to market new models and efforts to obtain new customers and penetrate into new regions, our sales increased by 8.6% in South China, and 7.3% in East China, and 5.3% in Southwest China during the three months ended June 30, 2025.

(ii) Overseas market

For the three months ended June 30, 2025, revenues from the overseas market were $4.0 million as compared to $4.3 million of the same period of 2024, representing a decrease by $0.3 million, or 7.0%, mainly due to i) a decrease of 4.7% in sales volume including decreased sales of 8.6% in gaming touchscreens and 15.4% in automotive touchscreens, ii) a decrease of 4.1% in average selling price in RMB due to the lower demand on touchscreen machines in medical touchscreens, industrial control computer touchscreens, and automotive touchscreens, partially offset by iii) the 0.2% positive impact from exchange rate due to appreciation of RMB against US dollars, compared with those of the same period of last year.

The following table summarizes the breakdown of revenues by categories in US dollars:

	Revenues For the Three Months Ended June 30,
	2025		2024		Change	Change
	Amount	%	Amount	%	Amount	Margin%
	(in US Dollars, except percentage)
Product categories by end applications
Automotive Touchscreens	$3,122,908	25.1%	$3,391,048	27.7%	$(268,140)	(7.9)%
Industrial Control Computer Touchscreens	2,729,429	22.0%	2,367,638	19.3%	361,791	15.3%
POS Touchscreens	1,950,702	15.7%	1,768,458	14.5%	182,244	10.3%
Gaming Touchscreens	1,800,926	14.5%	1,956,141	16.0%	(155,215)	(7.9)%
Medical Touchscreens	1,665,089	13.4%	1,728,928	14.1%	(63,839)	(3.7)%
Multi-Functional Printer Touchscreens	1,150,401	9.3%	1,022,362	8.4%	128,039	12.5%
Total Revenues	$12,419,455	100.0%	$12,234,575	100.0%	$184,880	1.6%

The Company continued to shift production mix from traditional lower-end products to high-end products such as POS touchscreens and industrial control computer touchscreens, primarily due to (i) greater growth potential of computer screen models in China and overseas market, and (ii) the stronger demand on higher-end touch screens made with better materials and better quality.

Gross Profit and Gross Profit Margin

	For the Three Months Ended June 30,		Change
(in millions, except percentage)	2025	2024	Amount	%
Gross Profit	$4.1	$4.8	$(0.7)	(14.5)%
Gross Profit Margin	33.1%	39.7%		(6.6)%

Gross profit was $4.1 million in the second quarter ended June 30, 2025, compared to $4.8 million in the same period of 2024. Our gross profit margin decreased to 33.1% for the second quarter ended June 30, 2025, as compared to 39.7% for the same period of 2024, primarily due to the increase of cost of goods sold by 12.8% resulting from the increase of 13.5% in costs of raw materials, and 3.3% in labor cost, partially offset by the increased sales of 1.6% during the three months ended June 30, 2025.

Selling Expenses

	For the Three Months Ended June 30,		Change
(in millions, except percentage)	2025	2024	Amount	%
Selling Expenses	$0.1	$0.3	$(0.2)	(66.7)%
as a percentage of revenues	0.8%	2.4%		(1.6)%

Selling expenses were $0.1 million for the three months ended June 30, 2025, compared to $0.3 million in the same period in 2024, representing a decrease of $0.2 million, or 66.7%. The decrease was primarily due to the decrease of $0.2 million traveling expenses due to using online communication to market our products during the three months ended June 30,2025.

General and Administrative Expenses

	For the Three Months Ended June 30,		Change
(in millions, except percentage)	2025	2024	Amount	%
General and Administrative Expenses	$0.9	$0.8	$0.1	12.5%
as a percentage of revenues	7.3%	6.6%		0.7%

General and administrative expenses were $0.9 for the three months ended June 30, 2025, compared to $0.8 million in the same period in 2024, representing an increase of $0.1 million, or 12.5%. The increase was primarily due to $0.1 million professional fees during the three months ended June 30, 2025.

Research and Development Expenses

	For the Three Months Ended June 30,		Change
(in US dollars, except percentage)	2025	2024	Amount	%
Research and Development Expenses	$-	$43,211	$43,211	(100.0%
as a percentage of revenues	0.0%	0.3%		(0.3)%

Research and development expenses were nil and $43,211 for three months ended June 30, 2025 and 2024, respectively.

Operating Income

Total operating income was $3.1 million for the three months ended June 30, 2025 as compared to $3.7 million of the same period of last year, primarily due to lower gross margin and higher, general and administrative expenses, partially offset by the lower selling expenses and research & development expenses for the three months ended June 30, 2025.

Gain on Changes in Fair Value of Common Stock Purchase Warrants

	For the Three Months Ended June 30,		Change
(in US dollars, except percentage)	2025	2024	Amount	%
Gain on changes in fair value of common stock purchase warrants	$-	$37,751	$(37,751)	(100.0)%
as a percentage of revenues	0.0%	0.3%		(0.3)%

Gain on changes in fair value of common stock purchase warrants for the three months ended June 30, 2024 was $37,751 (See Note 10 (b) of the accompanying financial statements).

Income Taxes

	For the Three Months Ended June 30,		Change
(in millions, except percentage)	2025	2024	Amount	%
Income before Income Taxes	$3.1	$3.8	$(0.7)	(18.4)%
Income Tax (Expense)	(0.9)	(1.1)	(0.8)	18.2%
Effective income tax rate	28.1%	28.9%		(0.8)%

The effective income tax rates for the three months ended June 30, 2025 and 2021 were 28.1% and 28.9%, respectively.

Net Income

As a result of the above factors, we had a net income of $2.2 million in the second quarter of 2025 compared to a net income of $2.7 million in the same quarter of 2024.

Results of Operations - Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

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

	For the Six Months Ended June 30,
	2025		2024		Change	Change
	Amount	%	Amount	%	Amount	%
	(in US Dollar millions except percentage)
Revenue from sales to customers in PRC	$18.7	67.5%	$17.2	63.5%	$1.5	8.7%
Revenue from sales to customers overseas	9.0	32.5%	9.9	36.5%	(0.9)	(9.1)%
Total Revenues	$27.7	100%	$27.1	100%	$0.6	2.2%

	For the Six Months Ended June 30,
	2025		2024		Change	Change
	Unit	%	Unit	%	Unit	%
	(in UNIT, except percentage)
Units sold to customers in PRC	920,003	66.7%	803,180	63.4%	116,823	14.5%
Units sold to customers overseas	458,284	33.3%	463,895	36.6%	(5,611)	(1.2)%
Total Units Sold	1,378,287	100%	1,267,075	100%	111,212	8.9%

(i) PRC market

For the six months ended June 30, 2025, revenue from PRC market increased by $1.5 million or 8.7% as a combined result of (i) an increase of 8.7% in sales volume, particularly in industrial control computer touchscreens, automotive touchscreens, and multi-functional printer touchscreens, partially offset by (ii) a decrease of 4.6% in the average RMB selling price of our products, and (iii) 0.5% negative impact from exchange rate due to depreciation of RMB against US dollars, compared with those of the same period of last year.

As for the RMB selling price, the decrease of 4.6% was mainly due to the lower demand of higher selling priced products of touchscreen machines in the PRC domestic market, including the decreased average RMB selling price of 25.6% in medical touchscreens and 1.6% in industrial control computer touchscreens during the six-month period ended June 30, 2025.

The Company has taken proactive efforts to market new models and efforts to obtain new customers and penetrate into new regions, our sales increased by 14.5% in South China, and 13.2% in East China, and 1.5% in Southwest China during the six-month period ended June 30, 2025.

(ii) Overseas market

For the six months ended June 30, 2025, revenues from the overseas market were $9.0 million as compared to $9.9 million of the same period of 2024, representing a decrease by $0.9 million, or 9.1%, mainly due to a decrease of 7.3% in average selling price in RMB due to the lower demand on touchscreen machines in medical touchscreens, industrial control computer touchscreens, and automotive touchscreens, and 0.5% negative impact from exchange rate due to depreciation of RMB against US dollars, and the decrease of 1.2% in sales volume due to decreased sales in medical touchscreens, industrial control computer touchscreens and gaming touchscreens,

The following table summarizes the breakdown of revenues by categories in US dollars:

	Revenues For the Six Months Ended June 30,
	2025		2024		Change	Change
	Amount	%	Amount	%	Amount	Margin%
	(in US Dollars, except percentage)
Product categories by end applications
Automotive Touchscreens	$7,083,405	25.6%	$7,576,318	27.9%	$(492,913)	(6.5)%
Industrial Control Computer Touchscreens	5,964,502	21.5%	5,215,298	19.3%	749,204	14.4%
POS Touchscreens	4,361,733	15.7%	3,882,557	14.3%	479,176	12.3%
Gaming Touchscreens	4,121,519	14.9%	4,128,616	15.2%	(7,097)	(0.2)%
Medical Touchscreens	3,614,745	13.0%	4,143,888	15.3%	(529,143)	(12.8)%
Multi-Functional Printer Touchscreens	2,563,129	9.3%	2,165,157	8.0%	397,973	18.4%
Total Revenues	$27,709,033	100.0%	$27,111,834	100.0%	$597,199	2.2%

The Company continued to shift production mix from traditional lower-end products such as touchscreens used in industrial control computer industries to high-end products such as industrial control computer touchscreens and POS touchscreens, primarily due to (i) greater growth potential of computer screen models in China, (ii) the stronger demand on higher-end touch screens made with better materials and better quality.

Gross Profit and Gross Profit Margin

	For the Six Months Ended June 30,		Change
(in millions, except percentage)	2025	2024	Amount	%
Gross Profit	$9.7	$8.2	$1.5	18.3%
Gross Profit Margin	35.2%	30.2%		5.0%

Gross profit was $9.7 million during the six months ended June 30, 2025, compared to $8.2 million in the same period of 2024. Our gross profit margin increased to 35.2% for the six months ended June 30, 2025, as compared to 30.2% for the same period of 2024, primarily due to the increase of revenues by 2.2%, particularly high-end products such as POS touchscreens, industrial control computer touchscreens, partially offset by the increase in cost of goods sold by 4.1% for the six months ended June 30, 2025.

Selling Expenses

	For the Six Months Ended June 30,		Change
(in millions, except percentage)	2025	2024	Amount	%
Selling Expenses	$0.2	$0.7	$(0.5)	(71.4)%
as a percentage of revenues	0.7%	2.6%		(1.9)%

Selling expenses were $0.2 million for the six-month period ended June 30, 2025, compared to $0.7 million in the same period in 2024, representing a decrease of $0.5 million, or 71.4%. The decrease was primarily due to the less traveling expenses as the selling team using online communications to market the products during the six-month period ended June 30, 2025

General and Administrative Expenses

	For the Six Months Ended June 30,		Change
(in millions, except percentage)	2025	2024	Amount	%
General and Administrative Expenses	$2.5	$1.3	$1.2	92.3%
as a percentage of revenues	9.0%	4.8%		4.2%

General and administrative (G&A) expenses were $2.5 million for the six months ended June 30, 2025, compared to $1.3 million in the same period in 2024, representing an increase of $1.2 million, or 92.3%. The increase was primarily due to the increase of $0.4 million professional fees and $0.9 million of amortization of prepaid marketing research fees (see Note 3 of the accompanying financial statements), partially offset by the decrease of $0.1 million of miscellaneous expenses including $91,252 reversal of provision for obsolete inventory.

Research and Development Expenses

	For the Six Months Ended June 30,		Change
(in US dollars, except percentage)	2025	2024	Amount	%
Research and Development Expenses	$-	$85,949	$(85,949)	(100.0)%
as a percentage of revenues	0.0%	0.3%		(0.3)%

Research and development expenses were nil and $42,738 for the six months ended June 30, 2025 and 2024, respectively.

Operating Income

Total operating income was $7.0 million for the six months ended June 30, 2025 as compared to $10.4 million of the same period of last year due to higher gross profit, lower selling expenses and research and development expenses, partially offset by higher general and administration expenses.

Gain on changes in fair value of Common Stock Purchase Warrants

	For the Six Months Ended June 30,		Change
(in US dollars, except percentage)	2025	2024	Amount	%
Gain on changes in fair value of Common Stock Purchase Warrants	$-	$45,572	$(45,572)	(100.0)%
as a percentage of revenues	0.0%	0.2%		(0.2)%

Gain on changes in fair value of common stock purchase warrants was $45,572 for the six months ended June 30, 2024. (See Note 10 (b)).

Interest Expenses

	For the Six Months Ended June 30,		Change
(in millions, except percentage)	2025	2024	Amount	%
Interest Expenses	$-	$1.2	$(1.2)	(100.0)%
as a percentage of revenues	0.0%	4.4%		(4.4)%

For the six months ended June 30, 2024, the Company recognized interest expenses of convertible promissory notes in the amount of $1,169,974 (mainly the default interest charges of $1,145,995 upon the repayment of the notes payable) and $71,507, respectively. (See Note 9 (a) of the accompanying financial statements).

Income Taxes

	For the Six Months Ended June 30,		Change
(in millions, except percentage)	2025	2024	Amount	%
Income before Income Taxes	$7.1	$5.0	$2.1	42.0%
Income Tax (Expense)	(2.3)	(1.7)		35.3%
Effective income tax rate	32.8%	35.1%		(2.3)%

The effective income tax rates for the six months ended June 30, 2025 and 2024 were 32.8% and 35.1%, respectively.

Net Income

As a result of the above factors, we had a net income of $4.8 million in the six months ended June 30, 2025 as compared to $3.3 million of the same period of last year

Liquidity and Capital Resources

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

As of June 30, 2025, we had current assets of $123.2 million, consisting of $110.5 million in cash, $10.7 million in accounts receivable, $0.1 million in inventories, and $1.8 million in prepaid expenses and other current assets Our current liabilities as of June 30, 2025 were $5.0 million, which is comprised of $1.5 million in accounts payable, $0.6 million in amounts due to a related party, $0.9 million in income tax payable, $1.4 million in accrued expenses and other current liabilities. and $0.6 million in operating lease liabilities, current portion.  We also had $0.2 million in operating lease liabilities, non- current as of June 30, 2025.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities for the six months ended June 30, 2025 and 2024:

	For the Six Months Ended June 30,
(in US Dollar millions)	2025	2024
Net cash provided by (used in) operating activities	$4.7	$(5.3)
Net cash used in investing activities	(0.0)	(0.1)
Net cash provided by financing activities	0.0	7.8
Effect of foreign currency exchange rate changes on cash and cash equivalents	2.0	(2.1)
Net increase in cash and cash equivalents	6.7	0.4
Cash and cash equivalents at the beginning of period	103.7	98.0
Cash and cash equivalents at the end of period	$110.5	$98.4

Operating Activities

Net cash provided by operating activities was $4.7 million for the six months ended June 30, 2025 as compared to net cash used in operating activities of $9.2 million for the same period of the last year.

The positive cash flow for the six months ended June 30, 2025 was primarily due to i) $4.8 million net income, ii) $0.3 million of amortization of operating right-of-use assets, iii) the decrease of $0.9 million in prepaid expenses and current assets, iii) the increase of in $0.2 million accounts payable, $0.5 million due to related parties, $0.9 million in tax payable and $0.4 million in accrued expenses and current liabilities, partially offset by iv) the increase of $3.0 million in accounts receivable and v) the decrease of $0.3 million in operating lease liabilities.

The negative cash flow for the six months ended June 30, 2024 was primarily due to i) increase of $3.6 million in accounts receivable, $3.4 million in prepaid expenses and current assets, ii) the decrease of $3.4 million in accrued expenses and current liabilities, partially offset by iii) net income of $0.6 million and iv) the increase of $0.6 million in income tax payable.

Investing Activities

There was no cash flow in investing activities for the six months ended June 30, 2025.

Net cash used in investing activities for the six months ended June 30, 2024 was $0.1 million for the purchase of property, plant and equipment.

Financing Activities

There was no cash flow in financing activities for the six months ended June 30, 2025.

Net cash provided by financing activities for the six months ended  June 30, 2024 was $7.8 million, including $9.0 million in net proceeds from the 2024 Public Offering and $0.3 million in proceeds from interest-free advances from a related party, partially offset by $1.4 million repayment of convertible promissory notes, and $82,864 repayment of interest-free advances to a third party.

 As of June 30, 2025, our cash and cash equivalents were $110.5 million, as compared to $103.7 million at December 31, 2024.

Days Sales Outstanding (“DSO”) has increased to 89 days for the six months ended June 30, 2025 from 64 days for the year ended December 31, 2024.

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

Holding Company Structure

There have been no changes to the Company’s holding company structure during the six months ended June 30, 2025. For more details, refer to the Company’s holding company structure disclosures set forth in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Holding Company Structure” of the 2024 Form 10-K.

Cash and Other Assets Transfers between the Holding Company and Its Subsidiaries

Please see “ITEM 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations- Cash and Other Assets Transfers between the Holding Company and Its Subsidiaries” of the 2024 Form 10-K for more details.

Capital Expenditure Commitment

As of June 30, 2025, the Company had commitment of RMB5.0 million (equivalent to $0.7 million) for construction in progress.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2025.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2025, as a result of the material weakness identified below.

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

The material weaknesses related to internal control over financial reporting that was identified during the annual report of 2024 and still applied as of June 30, 2025 were:

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

During the three and six months ended June 30, 2025, the management has not addressed the material weaknesses on internal control and will continue to implement the above improvement plans to ensure our financial reporting in compliance with US GAAP and SEC filing requirements.

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

Changes in Internal Control over Financial Reporting

As described above, the Company is taking steps to remediate the material weakness noted above. Other than in connection with these remediation steps, there have been no changes in our internal control over financial reporting during the three and six months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Except as previously reported in our Current Reports on Form 8-K, we did not undertake any unregistered sales of our equity securities during the three and six months ended June 30, 2025.

During the three and six months ended June 30, 2025, we did not repurchase any shares of our common stock.

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

Date: October 9, 2025	By:	/s/ Zongyi Lian
Zongyi Lian
Chief Executive Officer and President
(Principal Executive Officer)

Date: October 9, 2025	By:	/s/ Xing Tang
Xing Tang
Chief Financial Officer
(Principal Financial and Accounting Officer)