Form 10-Q
period 2025-09-30
Wetouch Technology Inc.
filed 2025-11-12
CIK 1826660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2025

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

Registrant’s telephone number, including area code: (+86) 28-3739-0666

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

As of November 12, 2025, there were 11,931,534 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

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

Item 1. Financial Statements

WETOUCH TECHNOLOGY INC. AND ITS SUBSIDIARIES

WETOUCH TECHNOLOGY INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars(“US”), except for number of shares)

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$113,194,898	$103,760,324
Accounts receivable, net	10,806,772	7,504,630
Inventories	46,878	112,327
Prepaid expenses and other current assets	1,127,278	2,762,580
TOTAL CURRENT ASSETS	125,175,826	114,139,861

Property, plant and equipment, net	13,426,772	12,782,997
Land use right, net	542,935
Operating right-of-use assets	666,003	1,055,208
Deferred tax assets	96,371	41,397
TOTAL ASSETS	$139,907,907	$128,019,463

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,289,512	$1,263,981
Due to a related party	614,372	149,211
Income tax payable	699,178	-
Accrued expenses and other current liabilities	1,472,125	966,461
Operating lease liabilities- current	614,500	571,539
TOTAL CURRENT LIABILITIES	4,689,687	2,951,192

Operating lease liabilities- non current	51,503	482,606
TOTAL LIABILITIES	$4,741,190	$3,433,798

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 15,000,000 shares authorized, 11,931,534 and 11,931,534 issued and outstanding as of September 30, 2025 and December 31, 2024, respectively*	$11,932	$11,932
Additional paid in capital*	52,501,680	52,501,680
Statutory reserve	8,073,968	8,073,968
Retained earnings	81,961,116	74,629,374
Accumulated other comprehensive loss	(7,381,979)	(10,631,289)
TOTAL STOCKHOLDERS’ EQUITY	135,166,717	124,585,665
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$139,907,907	$128,019,463

*	Retrospectively restated for effect of reverse stock split (1-for-20), see Note 10 (2)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WETOUCH TECHNOLOGY INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(Currency expressed in United States Dollars(“US”),except for number of shares)

(Unaudited)

	Three-Month Period Ended		Nine-Month Period Ended
	September 30,		September 30,
	2025	2024	2025	2024
REVENUES	$12,179,802	$11,537,989	$39,888,835	$38,649,823
COST OF REVENUES	(8,201,011)	(7,101,645)	(26,156,902)	(26,014,703)
GROSS PROFIT	3,978,791	4,436,344	13,731,933	12,635,120

OPERATING EXPENSES
Selling expenses	(143,556)	(159,032)	(360,588)	(908,540)
General and administrative expenses	(708,928)	(750,441)	(3,189,400)	(2,083,568)
Research and development expenses	-	(43,859)	-	(129,808)
OPERATING EXPENSES	(852,484)	(953,332)	(3,549,988)	(3,121,916)

INCOME FROM OPERATIONS	3,126,307	3,483,012	10,181,945	9,513,204

Interest income	36,564	39,003	133,304	108,396
Interest expense	-	-	-	(1,169,974)
Other income	-	-	-	46,560
(Gain) on changes in fair value of common stock purchase warrants liability	-	118,120	-	163,692
TOTAL OTHER INCOME (LOSS)	36,564	157,123	133,304	(851,326)

INCOME BEFORE INCOME TAX EXPENSE	3,162,871	3,640,135	10,315,249	8,661,878

INCOME TAX EXPENSE	(635,679)	(979,436)	(2,983,507)	(2,740,615)

NET INCOME	$2,527,192	$2,660,699	$7,331,742	$5,921,263

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	834,341	4,352,118	3,249,310	1,643,719)
COMPREHENSIVE INCOME	$3,361,533	$7,012,817	$10,581,052	$7,564,982

EARNINGS PER COMMON SHARE*
Basic	$0.21	$0.22	$0.61	$0.51
Diluted	$0.21	$0.22	$0.61	$0.51
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING*
Basic	11,931,534	11,931,534	11,931,534	11,529,234
Diluted	11,931,534	11,982,239	11,931,534	11,579,938

*	Retrospectively restated for effect of reverse stock split (1-for-20), see Note 10 (2)

The accompanying notes are an integral part of these consolidated financial statements.

WETOUCH TECHNOLOGY INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Currency expressed in United States Dollars(“US”), except for number of shares)

(Unaudited)

	Common stock at Par value $0.001		Additional paid-in	Statutory	Retained	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	reserve	Earnings	loss	equity
Balance as of December 31 2024	11,931,534	$11,932	$52,501,680	$8,073,968	$74,629,374	$(10,631,289)	$124,585,665
Net income	-	-	-	-	4,804,550	-	4,804,550
Foreign currency translation adjustment	-	-	-	-	-	2,414,969	2,414,969
Balance as of June 30, 2025	11,931,534	$11,932	$52,501,680	$8,073,968	$79,433,924	$(8,216,320)	$131,805,184
Net income					2,527,192		2,527,192
Foreign currency translation adjustment	-	-	-	-	-	834,341	834,341
Balance as of September 30, 2025	11,931,534	$11,932	$52,501,680	$8,073,968	$81,961,116	$(7,381,979)	$135,166,717

	Common stock at Par value $0.001		Additional paid-in	Statutory	Retained	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	reserve	Earnings	loss	equity
Balance as of December 31 2023*	9,732,948	$9,733	$43,514,125	$7,195,092	$69,477,092	$(7,275,432)	$112,920,610

Issuance of common stock from the 2024 Public Offering, net of issuance costs	2,160,000	2,160	8,987,594	-	-	-	8,989,754
Exercise of warrants issued in conjunction with legal/consultant services in 2020 and 2021	35,861	36	(36)	-	-	-	-
Exercise of warrants issued to third parties in conjunction with debt issuance in 2021	2,725	3	(3)	-	-	-	-
Net income	-	-	-	-	3,260,564	-	3,260,564
Foreign currency translation adjustment	-	-	-	-	-	(2,708,399)	(2,708,399)
Balance as of June 30, 2024	11,931,534	$11,932	$52,501,680	$7,195,092	$72,737,656	$(9,983,831)	$122,462,529
Net income	-	-	-	-	2,660,699	-	2,660,699
Foreign currency translation adjustment	-	-	-	-	-	4,352,118	4,352,118
Balance as of September 30, 2024	11,931,534	$11,932	$52,501,680	$7,195,092	$75,398,355	$(5,653,713)	$129,475,346

*	Retrospectively restated for effect of reverse stock split (1-for-20), see Note 10 (2)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WETOUCH TECHNOLOGY INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars(“US”),except for number of shares)

(Unaudited)

	For the Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net income	$7,331,742	$5,921,263
Adjustments to reconcile net income to cash provided by (used in) operating activities
Allowance for credit losses	204,967	-
Provision for obsolete inventory	6,640	-
Depreciation and amortization	13,626	7,307
Amortization of discounts and issuance cost of the notes	-	5,715
Amortization of operating Right-of-use assets	450,229	-
Gain on changes in fair value of common stock purchase warrants liability	-	(163,692)
Changes in operating assets and liabilities:
Accounts receivable	(3,070,577)	(2,135,259)
Inventories	60,698	35,410
Prepaid expenses and other current assets	1,443,905	(2,288,804)
Deferred tax assets	(53,170)	-
Accounts payable	(6,391)	555,824
Amounts due to related parties	465,161	-
Income tax payable	689,391	975,226
Accrued expenses and other current liabilities	493,658	(3,658,027)
Operating lease liabilities	457,440	-
Net cash provided by (used in) operating activities	8,487,319	(745,037)

Cash flows from investing activity

Purchase of property, plant and equipment	-	(119,204)
Net cash used in investing activity	-	(119,204)

Cash flows from financing activities
Proceeds from issuance of common stock, net of issue costs	-	8,989,754
Proceeds from advances from a related party	-	434,576
Repayments of convertible promissory notes payable	-	(1,400,750)
Net cash provided by financing activities	-	8,023,580

Effect of changes of foreign exchange rates on cash	947,255	1,537,599
Net increase in cash	9,434,574	8,696,938
Cash, beginning of period	103,760,324	98,040,554
Cash, end of period	$113,194,898	$106,737,492
Supplemental disclosures of cash flow information
Income tax paid	$2,305,715	$1,765,389
Interest paid	$-	$1,186,210
Issue costs charged to additional paid-in capital	$-	$1,810,246
Exercise of warrant shares	$-	$38,586
Lease liabilities arising from obtaining right-of-use assets	$7,211	$-

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

In the opinion of the management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of September 30, 2025, the results of operations and cash flows for the nine months ended September 30, 2025 and 2024 have been made. However, the results of operations included in such financial statements may not necessarily be indicative of annual results.

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

(b) Uses of Estimates

In preparing the consolidated financial statements in conformity with US GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on information as of the date of the consolidated financial statements. Significant estimates required to be made by management include, but are not limited to, the allowance for estimated uncollectible receivables, fair values of financial instruments, inventory valuations, useful lives of property, plant and equipment and land use right, the recoverability of long-lived assets, provision necessary for contingent liabilities, and revenue recognition. Actual results could differ from those estimates.

(c) Significant Accounting Policies

For a detailed discussion about Wetouch’s significant accounting policies, refer to Note 2 — “Summary of Significant Accounting Policies,” in Wetouch’s consolidated financial statements included in Company’s 2024 audited consolidated financial statements. Other than the revised accounting policies on land use right, net, lease and segment reporting as below, during the nine months ended September 30, 2025, there were no significant changes made to Wetouch significant accounting policies.

Land use right, net

A land use right in the PRC represents an exclusive right to occupy, use and develop a piece of land during the contractual term of the land use right. Land use right is usually paid in one lump sum at the date the right is granted or at the date of the prepayment pursuant to the land use right transfer contract with the local government. The prepayment usually covers the entire duration period of the land use right. The lump sum advance payment is capitalized and recorded as land use right and then charged to expense on a straight-line basis over the period of the right.

On August 6, 2021, Sichuan Vtouch entered into a contract with Chengdu Wenjiang District Planning and Natural Resources Bureau (“Wenjiang Bureau”) for the purchase of a land use right of a parcel of land of 131,010  square feet (12,171. 28 square meters) for a consideration of RMB3,925,233 (equivalent to $551,374) for the Company’s new facility. The Company paid the consideration in full by November 18, 2021 and recorded in the prepayment.

Pursuant to the contract, Sichuan Vtouch will construct a new facility on this parcel according to the specifications. Once the Project is fully completed, Sichuan Vtouch will obtain the title of land use right.

The Company’s new facility started in August 2021 yet was delayed and suspended due to the outbreak of Covid-19 and government-ordered shutdowns in China. The Company has rescheduled and extended the completion by end of December 31, 2025 with the production at the new facilities will commencing in the second quarter of 2026.

During the nine months ended September 30, 2025, management assessed the probability of the obtaining the land use right upon the completion of the new facility, reclassified prepayment of RMB3,925,233 (equivalent to $551,374) to land use right, started the amortization by a useful life of approximately 16 years.

The amortization expense of land use rights was US$8,321 for the nine months ended September 30, 2025, and included in general and administrative expenses.

Useful life
Land use right	16 years

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

NOTE 3 — ACCOUNTS RECEIVABLE

	September 30, 2025	December 31, 2024
	(Unaudited)
Accounts receivable	$10,808,865	$7,504,630
Allowance for credit losses	(2,093)	-
Accounts receivable, net	$10,806,772	$7,504,630

The Company’s accounts receivable primarily includes balance due from customers when the Company’s products are sold and delivered to customers.

Movement of allowance for credit losses was as follows:

	For the nine months ended September 30,
	2025	2024
Balance at beginning of period	$-	$-
Allowance for the year	2,064	-
Reversal of credit loss	-	-
Foreign exchange adjustment	29	-
Balance at end of Year	$2,093	$-

The following table provides an analysis of the aging of accounts receivable as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
	(Unaudited)
Current	$4,659,916	$3,726,124
1-3 months past due	5,931,974	2,536,815
4-6 months past due	175,116	1,241,691
6-12 months past due	39,766	-
Total accounts receivable	$10,806,772	$7,504,630

NOTE 4 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	September 30, 2025	December 31, 2024
	(Unaudited)
Advance to suppliers	$56,721	$252,618
Prepayment for land use right (i)	-	537,755
Security deposit (ii)	55,204	53,840
Prepaid consulting service fees (iii)	-	884,687
Prepaid market research fees (iv)	955,000	955,000
Others receivable (v)	60,353	78,680
Prepaid expenses and other current assets	$1,127,278	$2,762,580

(i)	On July 23, 2021, Sichuan Vtouch entered into a contract with Chengdu Wenjiang District Planning and Natural Resources Bureau for the purchase of a land use right of a parcel of land of 131,010 square feet for a consideration of RMB3,925,233 (equivalent to $551,374) for the Company’s new facility. The Company paid the consideration in full by November 18, 2021. Upon issuance of a certificate of land use right by the local government, which is estimated to be obtained by the second half of 2026. As the construction is approaching the end, management assessed the certainty of the such a title, accordingly reclassified this prepayment to land use right during the nine months ended September 30, 2025.

(ii)	On July 28, 2021, Sichuan Vtouch made a security deposit of RMB393,000 (equivalent to $55,204) to Chengdu Cross-Strait Science and Technology Industry Development Park Management Committee to obtain a construction license for its new facility. This deposit will be refunded upon the issuance of the construction license, which is expected to be by the second half of 2025.

(iii)	In May 2023, the Company entered into two third-party consulting service agreements for a fee of $1.35 million and $3.05 million, respectively, for the three-year consulting services. The total fee would be amortized over the three-year services and reclassified to stock issuance costs accordingly. As of September 30, 2025, the Company this prepaid consulting service fees has been amortized in full.

(iv)	On February 29, 2024, the Company advanced market research fees $70,000 and $855,000, respectively, to two unrelated individuals, Mr. Chien Hui Chueh and Mr. Cheung Ming Lin, in relation to the Company’s market research service overseas. The two individuals signed borrowing contracts with a principal amount of $70,000 and $855,000, respectively, on February 29, 2024. Those contracts were issued to the Company to evidence the advances, bearing 3.45% interest per annum, and payable on February 28, 2025, and extended till August 29, 2026.

(v)	Other receivables are mainly employee advances, and prepaid expenses.

NOTE 5 — PROPERTY, PLANT AND EQUIPMENT, NET

	September 30, 2025	December 31, 2024
Buildings	$12,098	$11,798
Machinery and equipment	7,866	7,672
Vehicles	41,130	40,114
Construction in progress	13,404,256	12,755,791
Subtotal	13,465,350	12,815,375
Accumulated depreciation	(38,578)	(32,378)
Property, plant and equipment, net	$13,426,772	12,782,997)

Depreciation expense was $348 and $2,509 for the three months ended September 30, 2025 and 2024, respectively, and $5,305 and $7,307 for the nine months ended September 30, 2025 and  2024, respectively.

As of September 30, 2025, the Company had commitment of RMB4.6 million (equivalent to $0.7 million) for construction in progress of our new facility.

NOTE 6 — OPERATING LEASE

In March 2021, pursuant to the local PRC government guidelines on local environmental issues and the national plan, the Company was under the government directed relocation order to relocate from a parcel of state-owned land where we maintained our executive offices, research and development facilities and factories. The Company received a total amount of RMB115.2 million (approximately $16.2 million) from the local government to start the construction of the new facility in a neighboring Chengdu Wenjiang District.

On March 16, 2021, in order to minimize interruption of the Company’s business, Sichuan Vtouch  entered into a leasing agreement with Sichuan Renshou Shigao Tianfu Investment Co., Ltd. (later renamed as Meishan Huantian Industrial Co., Ltd.), a limited liability company owned by the local government, to lease the property, and all buildings, facilities and equipment thereon (the “Demised Properties) of Sichuan Wetouch, commencing from April 1, 2021 until December 31, 2021 at a monthly rent of RMB300,000 ($42,141), which period was extended to October 31, 2022. The lease was renewed on October 16, 2022, October 30, 2023, August 9, 2024 and September 29, 2025, respectively, with a monthly rent of RMB 400,000 ($56,188), the term of which has been extended to October 31, 2026 for the use of the Demised Properties.

Management makes estimates and assumptions to use the leasing property till the end of October 2026, and applies ASU 2016-02 “Leases (Topic 842) as practical expedients during the three and nine months ended September 30, 2025.

Both operating lease expense and short-term lease expense are recognized in cost of revenues and general and administrative expenses.

The components of lease expense for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Unaudited)		(Unaudited)
Lease expense
Operating lease expense	$149,196	$-	$457,440	$-
Short-term lease expense	-	148,247	-	442,619
Total lease expense	$149,196	$148,247	$457,440	$442,619

The balances for the operating leases where the Company is the lessee are presented as follows:

	September 30, 2025	December 31, 2024
	(Unaudited)
Operating lease right-of-use assets	$666,003	$1,055,208
Lease liabilities – current	614,500	571,539
Lease liabilities – non-current	51,503	482,606
Total operating lease liabilities	$666,003	$1,054,145

The following is a schedule, by years, of maturities of lease liabilities as of September 30, 2025:

Operating lease
(Unaudited)
2025 lease payment (from October 1, 2025 to December 31, 2025)	$154,644
2026 lease payment	515,482
Imputed interest	(4,123)
Present value of lease liabilities	$666,003

Lease term and discount rate:

	For the Nine Months Ended September 30,
	2025	2024
	(Unaudited)
Weighted-average remaining lease term (years)
Operating lease	1.1	-

Weighted-average discount rate
Operating lease	1.09%	-

Supplemental cash flow information related to leases where the Company was the lessee for the nine months ended September 30,2025 was as follows:

	For the Nine Months Ended September 30,
	2025	2024
	(Unaudited)
Cash payments for operating lease	$457,440	$-
Lease liabilities arising from obtaining right-of-use assets	7,211	-

NOTE 7 — RELATED PARTY TRANSACTIONS

Amounts due to a related party were as follows:

	Relationship	September 30, 2025	December 31, 2024	Note
Chengdu Wetouch Intelligent Optoelectronics Co., Ltd.	An affiliate of Ms. Jiaying Cai, director of the Company	$614,372	$149,211	Payable to affiliate for expenses paid on behalf of the Company
Total		$614,372	$149,211

Chengdu Wetouch Intelligent Optoelectronics Co., Ltd., was incorporated on January 28, 2021 in Chengdu, Sichuan Province under the laws of PRC, with Ms. Jiaying Cai, a director of the Company as its sole shareholder holding 100% of its equity interests.

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

The Company’s provision for income taxes expenses consisted of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Unaudited)		(Unaudited)
PRC income tax
Income tax provision	$699,922	$979,436	$3,036,677	$2,740,615
Deferred income tax expenses	(64,243)	-	(53,170)	-
Sub total	$635,679	$979,436	$2,983,507	$2,740,615

US	-	-	-	-
BVI	-	-	-	-
Hong Kong	-	-	-	-
Income tax provision	$635,679	$979,436	$2,983,507	$2,740,615

The following table reconciles the PRC statutory rates to the Company’s effective tax rate for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Unaudited)		(Unaudited)
PRC statutory income tax rate	25.0%	25.0%	25.0%	25.0%
Income tax computed at PRC statutory corporate income tax rate of 25%	24.9%	26.9%	28.5%	31.8%
Tax rate differential on entities not subject to PRC income	0.0%	(0.3)%	(0.6)%	(1.1)%
R&D additional deduction	0.0%	1.2%	0.0%	1.5%
Change in valuation allowance	0.0%	(3.2)%	0.0%	(1.9)%
Temporary differences	1.1%	0.0%	0.5%	0.0%
Non-deductible expenses	(5.9)%	2.3%	0.5%	1.3%
Effective tax rate	20.1%	26.9%	28.9%	31.6%

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

The Company’s deferred tax assets consisted of the following components:

	As of September 30, 2025	As of December 31, 2024
	(Unaudited)
Deferred tax assets:
Credit loss	$63,306	$11,056
Provision of obsolete inventory	33,065	30,607
Leasing liabilities	166,501	263,536
Total gross deferred tax assets	262,872	305,199
Less valuation allowance		-
Deferred tax assets net of valuation allowance	262,872	305,199

Deferred tax liabilities:
Right-of-use assets	(166,501)	(263,802)
Deferred tax liabilities	(166,501)	(263,802)
Deferred tax assets, net	$96,371	$41,397

The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. As of September 30, 2025 and December 31, 2024, taxes for Sichuan Vtouch remained open for statutory examination by PRC tax authorities.

NOTE 9 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	September 30, 2025	December 31, 2024
	(Unaudited)
Advance from customers	$-	$166,535
Accrued payroll and employee benefits	81,803	81,837
Accrued legal compensation charges	-	35,356
Accrued professional fees	183,354	57,173
Accrued director fees	75,615	66,734
Other payable to third parties	629,694	147,102
Other tax payables (i)	389,487	162,888
Others (ii)	112,172	248,836
Accrued expenses and other current liabilities	$1,472,125	$966,461

(i)	Other tax payable mainly represent value added tax payable.

(ii)	Others mainly represent accrued employee reimbursement payable and other accrued miscellaneous operating expenses.

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

During the three and nine months ended September 30, 2024, amortization of discounts and issuance cost of the notes were $5,715 and $5,715, respectively.

For the three and nine months ended September 30, 2024, the Company recognized interest expenses of the Notes in the amount $1,169,974 and $1,169,974, respectively.

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

As the Note Warrant was issued in 2021 and was valid for three years, the remaining 38,430 Note Warrants expired during the nine months ended September 30, 2024.

During the three and nine months ended September 30, 2024, the Company recorded $37,751 and $45,572 gain on changes in the fair value of common stock purchase warrants liability using the Black-Scholes option-pricing model.

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

On December 22, 2020, the Company issued 5,181 shares of common stock to The Crone Law Group, P.C. or its designees for legal services (see Note 12).

On January 1, 2021, the Company issued an aggregate of 15,541 shares to a third- party service provider for consulting services that had been rendered.

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

As of September 30, 2025, there were 11,931,534 shares of common stock issued and outstanding.

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

As of September 30, 2025 and December 31, 2024, the Company had reserve fund of US$8,073,968 and US$8,073,968, respectively.

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

As of September 30, 2024, the Company recognized relevant share-based compensation expense of nil for the vested shares, and nil for the warrants, respectively.

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

Concentrations - The Company sells its products primarily to customers in the PRC and to some extent, the overseas customers in European countries and East Asia, such as South Korea and Taiwan. For the three months ended September 30, 2025, five customers accounted for approximately 22.3%, 16.3%, 16.0%, 14.6%, and 12.1%, respectively, of the Company’s revenue. For the three months ended September 30, 2024, five customers accounted for approximately 21.4%, 19.5%, 15.9%, 14.4% and 12.0%, respectively, of the Company’s total revenue. For the nine months ended September 30, 2025, five customers accounted for 21.7%, 16.5%, 15.8%, 14.8%, and 12.1%, respectively, of the Company’s revenue. For the nine months ended September 30, 2024, five customers accounted for approximately 21.7%, 19.9%, 15.4%, 14.0% and 11.7%, respectively, of the Company’s total revenue.

The Company’s top ten customers aggregately accounted for 99.99% and 99.95% of the total revenue for the three months ended September 30, 2025 and 2024, and approximately 99.6% and 99.4% for the nine months ended September 30, 2025 and 2026.

As of September 30, 2025, five customers accounted for approximately 29.7%, 15.3%, 14.2%, 12.0% and 11.8% of the total accounts receivable balance, respectively.

The Company purchases its raw materials through various suppliers. Raw material purchases from these suppliers which individually exceeded 10% of the Company’s total raw material purchases, accounted for an aggregate of approximately 36.7% (three suppliers) and 37.3% (three suppliers) for the three months ended September 30, 2025 and 2024, respectively, and approximately 48.6% (four suppliers) and 39.5% (three suppliers) for  the nine months ended September 30, 2025 and 2024, respectively.

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

ii) Capital Expenditure Commitment

As of September 30, 2025, the Company had commitment of RMB4.6 million (equivalent to $0.7 million) for construction in progress.

NOTE 16 — SEGMENT REPORTING

The Company’s chief operating decision maker has been identified as the Chief Executive Officer (“CEO”), who reviews financial information of operating segments based on U.S. GAAP amounts when making decisions about allocating resources and assessing performance of the Company.

The Company determined that it operated in one operating segment of touch screen business.

The Company primarily operates in People’s Republic of China (“PRC”). and substantially all of the Company’s long-lived assets are located in the PRC.

1)	The Company’s geographical revenue information is set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Sales in PRC	$8,371,982	$7,429,211	$27,087,977	$24,671,308
Sales in Overseas
-Republic of China (ROC, or Taiwan)	2,028,805	2,253,523	6,881,397	7,859,989
-South Korea	1,778,931	1,830,671	5,900,450	5,959,287
-Others	84	24,584	19,011	159,239
Sub-total	3,807,820	4,108,778	12,800,858	13,978,515
Total Revenue	$12,179,802	$11,537,989	$39,888,835	$38,649,823

2)	Segment information is set forth below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$12,179,802	$11,537,989	$39,888,835	$38,649,823
Less:
Cost of revenues	8,201,011	7,101,645	26,156,902	26,014,703
Allowance for credit losses	159,078	-	204,967	-
Provision for obsolete inventory	97,892	-	6,640	-
Staff cost	361,088	353,318	1,066,281	1,025,972
(Gain) on changes in fair value of common stock purchase warrants liability.	-	(118,120)	-	(163,692)
Amortization of discounts and issue cost of the notes	-	-	-	5,715
Depreciation & amortization expense	8,669	2,509	13,626	7,307
Lease expense	149,196	148,247	457,440	442,619
Interest expense	-	-	-	1,169,974
Income tax expense	635,679	979,436	2,983,507	2,740,615
Other segment items*	39,997	410,255	1,667,730	1,485,347

Segment net income	2,527,192	2,660,699	7,331,742	5,921,263

Consolidated net income	$2,527,192	$2,660,699	$7,331,742	$5,921,263

Consolidated total assets	$139,907,907	$133,143,876	$139,907,907	$133,143,876

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

As of September 30, 2025, the Company has contributed RMB 348.0 million (US$47.7 million) to its PRC subsidiary through intermediate holding companies, which were accounted for as long-term investments. These funds have been used by our PRC subsidiary in its operations. To date, no dividends or other distributions have been made by our PRC subsidiary to the Company. We may rely on future distributions from our PRC subsidiary to fund our holding company obligations, subject to PRC law and restrictions. For more details, see “Item 1A. Risk Factors—Risks Related to Doing Business in China—As a holding company, we conduct our operations primarily through our PRC subsidiary and face risks and uncertainties associated with this structure.”

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

We generate revenues through sales of our various touchscreen products. We sell our touchscreen products both domestically in China and internationally, covering major areas in Mainland China, including but not limited to the eastern, southern, northern and southwest regions of Mainland China, Taiwan, South Korea, and Germany. We believe that we have established a strong and diversified client base. For the three months ended September 30, 2025 and 2024, our domestic sales accounted for approximately 68.9% and 64.3%, respectively, of our revenues, and our international sales accounted for approximately 31.1% and 35.7%, respectively, of our revenues. For the nine months ended September 30, 2025 and 2024, our domestic sales accounted for approximately 67.9% and 64.0%, respectively, of our revenues, and our international sales accounted for approximately 32.1% and 36.0%, respectively, of our revenues.

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

As of the date of this Quarterly Report, we estimate to finish the building construction by the end of 2025 and commence production in the second quarter of 2026. In consideration of the capital requirements for the new facility construction, we plan to fund the project primarily with our existing cash on hand, which totaled approximately $113.2 million as of September 30, 2025, and cash flows generated from operations, and we may seek additional financing if needed to support the timely completion of the project.

Highlights for the three months ended September 30, 2025 include:

●	Revenues were $12.2 million, an increase of 6.1% from $ 11.5 million in the third quarter of 2024

●	Gross profit was $4.0 million, a decrease of 9.1% from $ 4.4 million in the third quarter of 2024

●	Gross profit margin was 32.7% as compared to 38.4% in the third quarter of 2024

●	Net income was $2.5 million, a decrease of 7.4% from $ 2.7 million in the third quarter of 2024

●	Total volume shipped was 597,470 units, an increase of 9.0% from 548,335 units in the third quarter of 2024

Results of Operations

The following table sets forth, for the periods indicated, statements of income data:

	For the Three Months Ended September 30,		Change	For the Nine Months Ended September 30,		Change
(in US Dollar millions, except percentage)	2025	2024	%	2025	2024	%
Revenues	$12.2	$11.5	6.1%	$39.9	$38.6	3.4%
Cost of revenues	(8.2)	(7.1)	15.5%	(26.2)	(26.0)	0.8%
Gross profit	4.0	4.4	(9.1)%	13.7	12.6	8.7%
Total operating expenses	(0.9)	(0.9)	0.0%	(3.5)	(3.1)	12.9%
Operating income	3.1	3.5	(11.4)%	10.2	9.5	7.4%
Total other income (expenses)	0.0	0.1	(100.0)%	0.1	(0.9)	(111.1)%
Income before income taxes	3.1	3.6	(13.8)%	10.3	8.6	19.8%
Income tax expense	(0.6)	(0.9)	(33.3)%	(3.0)	(2.7)	11.1%
Net income	$2.5	$2.7	(7.4)%	$7.3	$5.9	23.7%

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

Revenues

We generated revenue of $12.2 million for the three months ended September 30, 2025, an increase of $0.7 million, or 6.1%, compared to $11.5 million in the same period of last year. This was due to an increase of 9.0% in sales volume, 0.1% positive impact from exchange rate due to appreciation of RMB against US dollars, partially offset by a decrease of 3.3% in the average selling price of our products, compared with that of the same period of last year.

	For the Three Months Ended September 30,
	2025		2024		Change	Change
	Amount	%	Amount	%	Amount	%
	(in US Dollar millions except percentage)
Revenue from sales to customers in Mainland China	$8.4	68.9%	$7.4	64.3%	$1.0	13.5%
Revenue from sales to customers overseas	3.8	31.1%	4.1	35.7%	(0.3)	(7.3)%
Total Revenues	$12.2	100%	$11.5	100%	$0.7	6.1%

	For the Three Months Ended September 30,
	2025		2024		Change	Change
	Unit	%	Unit	%	Unit	%
	(in UNIT, except percentage)
Units sold to customers in Mainland China	404,105	67.6%	349,960	63.8%	54,145	15.5%
Units sold to customers overseas	193,365	32.4%	198,375	36.2%	(5,010)	(2.5)%
Total Units Sold	597,470	100%	548,335	100%	49,135	9.0%

(i) PRC market

For the three months ended September 30, 2025, we recorded revenue of $8.4 million in the domestic market, an increase of $1.0 million of 13.5%, as compared to $7.4 million of the same period of 2024. The increase was primarily due to (i) an increase of 15.5% in sales volume due to higher sales volume of automotive touchscreens, industrial control computer touchscreens, POS touchscreens, medical touchscreens and multi-functional printer touchscreens, (ii) 0.1% positive impact from exchange rate due to appreciation of RMB against US dollars, partially offset by a decrease of 2.6% in the average RMB selling price of our products, compared with those of the same period of last year.

As for the RMB selling price, the decrease of 2.6% was mainly due to due to the lower demand of higher selling priced products of touchscreen machines in the PRC domestic market, including the decreased average RMB selling price of 13.4% in medical touchscreens and 0.9% in automotive touchscreens during the three months ended September 30, 2025.

The Company has taken proactive efforts to market new models and efforts to obtain new customers in existing markets, our sales increased by 14.1% in South China, 13.4 in East China, and 10.5% in Southwest China during the three months ended September 30, 2025.

(ii) Overseas market

For the three months ended September 30, 2025, revenues from the overseas market were $3.8 million as compared to $4.1 million of the same period of 2024, representing a decrease by $0.3 million, or 7.3%, mainly due to i) a decrease of 2.5% in sales volume mainly in gaming touchscreens and automotive touchscreens, ii) a decrease of 5.1% in average selling price in RMB due to the lower demand on touchscreen machines in industrial control computer touchscreens and automotive touchscreens, partially offset by iii) the 0.1% positive impact from exchange rate due to appreciation of RMB against US dollars, compared with those of the same period of last year.

The following table summarizes the breakdown of revenues by categories in US dollars:

	Revenues For the Three Months Ended September 30,
	2025		2024		Change	Change
	Amount	%	Amount	%	Amount	Margin%
	(in US Dollars, except percentage)
Product categories by end applications
Automotive Touchscreens	$3,081,086	25.3%	$3,193,024	27.7%	$(111,938)	(3.5)%
Industrial Control Computer Touchscreens	2,570,332	21.1%	2,243,509	19.4%	326,823	14.6%
POS Touchscreens	1,948,109	16.0%	1,661,568	14.4%	286,541	17.2%
Gaming Touchscreens	1,778,931	14.6%	1,830,671	15.9%	(51,740)	(2.8)%
Medical Touchscreens	1,655,441	13.6%	1,647,650	14.3%	7,791	0.5%
Multi-Functional Printer Touchscreens	1,145,903	9.4%	961,567	8.3%	184,336	19.2%
Total Revenues	$12,179,802	100.0%	$11,537,989	100.0%	$641,813	6.1%

The Company continued to shift production mix from traditional lower-end products to high-end products such as medical touchscreens and automotive touchscreens, primarily due to (i) greater growth potential of computer screen models in China and overseas market, and (ii) the stronger demand on higher-end touch screens made with better materials and better quality.

Gross Profit and Gross Profit Margin

	For the Three Months Ended September 30,		Change
(in millions, except percentage)	2025	2024	Amount	%
Gross Profit	$4.0	$4.4	$(0.4)	(9.1)%
Gross Profit Margin	32.7%	38.4%		(5.7)%

Gross profit was $4.0 million in the third quarter ended September 30, 2025, compared to $4.4 million in the same period of 2024. Our gross profit margin decreased to 32.7% for the third quarter ended September 30, 2025, as compared to 38.4% for the same period of 2024, primarily due to the increase of cost of goods sold by 13.8% resulting from the increase of 14.2% in costs of raw materials, and 2.7% in labor cost, partially offset by the increased sales of 6.1% during the quarter ended September 30, 2025.

Selling Expenses

	For the Three Months Ended September 30,		Change
(in millions, except percentage)	2025	2024	Amount	%
Selling Expenses	$0.1	$0.2	$(0.1)	(50.0)%
as a percentage of revenues	0.8%	1.7%		(0.9)%

Selling expenses were $0.1 million for the three months ended September 30, 2025, compared to $0.2 million in the same period in 2024, representing a decrease of $0.1 million, or 50.0%. The decrease was primarily due to the decrease of traveling expenses because of sales department utilizing more online communications for sales forecast and marketing evaluations during the three months ended September 30, 2025.

General and Administrative Expenses

	For the Three Months Ended September 30,		Change
(in millions, except percentage)	2025	2024	Amount	%
General and Administrative Expenses	$0.8	$0.7	$0.1	14.3%
as a percentage of revenues	6.6%	6.1%		(0.5)%

General and administrative expenses were $0.8 million and $0.7 million for the three months ended September 30, 2025 and 2024, respectively, the increase of $0.1 million was primarily due to the professional fees.

Research and Development Expenses

	For the Three Months Ended September 30,		Change
(in US dollars, except percentage)	2025	2024	Amount	%
Research and Development Expenses	$-	$43,859	$(43,859)	(100.0)%
as a percentage of revenues	0.0%	0.4%		(0.4)%

Research and development expenses were nil and $43,859 for the three months ended September 30, 2025 and 2024, respectively.

Operating Income

Total operating income was $3.1 million for the three months ended September 30, 2025 as compared to $3.5 million of the same period of last year, primarily due to lower gross margin for the three months ended September 30, 2025.

Gain on Changes in Fair Value of Common Stock Purchase Warrants

	For the Three Months Ended September 30,		Change
(in millions, except percentage)	2025	2024	Amount	%
Gain on changes in fair value of common stock purchase warrants	$-	$0.1	$(0.1)	(100.0)%
as a percentage of revenues	0.0%	0.9%		(0.9)%

Gain on changes in fair value of common stock purchase warrants for the three months ended September 30, 2024 was $0.1 million (See Note 10 (b) of the accompanying financial statements).

Income Taxes

	For the Three Months Ended September 30,		Change
(in millions, except percentage)	2025	2024	Amount	%
Income before Income Taxes	$3.1	$3.6	$(0.5)	(13.9)%
Income Tax expense	(0.6)	(0.9)	0.3	(33.3)%
Effective income tax rate	20.1%	26.9%		(6.8)%

The effective income tax rates for the three months ended September 30, 2025 and 2024 were 20.1% and 26.9%, respectively.

Net Income

As a result of the above factors, we had a net income of $2.5 million in the third quarter of 2025 compared to a net income of $2.7 million in the same quarter of 2024.

Results of Operations - Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Revenues

We generated revenue of $39.9 million for the nine months ended September 30, 2025, an increase of $1.3 million, or 3.4%, compared to $38.6 million in the same period of last year. This was mainly due to an increase of 8.8% in sales volume, partially offset by a decrease of 4.9% in the average RMB selling price of our products, and 0.3% negative impact from exchange rate due to depreciation of RMB against US dollars, compared with those of the same period of last year.

	For the Nine Months Ended September 30,
	2025		2024		Change	Change
	Amount	%	Amount	%	Amount	%
	(in US Dollar millions except percentage)
Revenue from sales to customers in PRC	$27.1	67.9%	$24.7	64.0%	$2.4	9.7%
Revenue from sales to customers overseas	12.8	32.1%	13.9	36.0%	(1.1)	(7.9)%
Total Revenues	$39.9	100%	$38.6	100%	$1.3	3.4%

	For the Nine Months Ended September 30,
	2025		2024		Change	Change
	Unit	%	Unit	%	Unit	%
	(in UNIT, except percentage)
Units sold to customers in PRC	1,324,108	67.0%	1,153,140	63.5%	170,968	14.8%
Units sold to customers overseas	651,649	33.0%	662,270	36.5%	(10,621)	(1.6)%
Total Units Sold	1,975,757	100%	1,815,410	100%	160,347	8.8%

(i) PRC market

For the nine months ended September 30, 2025, revenue from PRC market increased by $2.4 million or 9.7% as a combined result of (i) an increase of 14.8% in sales volume, particularly in industrial control computer touchscreens, automotive touchscreens, POS touchscreens and multi-functional printer touchscreens, partially offset by (ii) a decrease of 4.1% in the average RMB selling price of our products, and (iii) 0.3% negative impact from exchange rate due to depreciation of RMB against US dollars, compared with those of the same period of last year.

As for the RMB selling price, the decrease of 4.1% was mainly due to the lower demand of higher selling priced products of touchscreen machines in the PRC domestic market, including the decreased average RMB selling price of 18.3% in medical touchscreens and 1.2% in automotive touchscreens during the nine-month period ended September 30, 2025.

The Company has taken proactive efforts to market new models and efforts to obtain new customers in existing markets, our sales increased by 14.2% in South China, and 13.1% in East China, and 4.0% in Southwest China during the nine-month period ended September 30, 2025.

(ii) Overseas market

For the nine months ended September 30, 2025, revenues from overseas market was $12.8 million as compared to $13.9 million of the same period of 2024,  representing a decrease by $1.1 million, or 7.9%, mainly due to i) a decrease of 6.6% in average selling price in RMB due to the lower demand on touchscreen machines in medical touchscreens, industrial control computer touchscreens, and automotive touchscreens, ii) a decrease of 1.6% in sales volume due to decreased sales in medical touchscreens, industrial control computer touchscreens and gaming touchscreens, and iii) 0.3% negative impact from exchange rate due to depreciation of RMB against US dollars, compared with those of the same period of last year.

The following table summarizes the breakdown of revenues by categories in US dollars:

	Revenues For the Nine Months Ended September 30,
	2025		2024		Change	Change
	Amount	%	Amount	%	Amount	Margin%
	(in US Dollars, except percentage)
Product categories by end applications
Automotive Touchscreens	$10,164,491	25.5%	$10,769,342	25.2%	$(604,851)	(5.6)%
Industrial Control Computer Touchscreens	8,534,833	21.4%	7,458,806	19.8%	1,076,027	14.4%
POS Touchscreens	6,309,842	15.8%	5,544,124	16.3%	765,717	13.8%
Gaming Touchscreens	5,900,450	14.8%	5,959,287	14.4%	(58,838)	(1.0)%
Medical Touchscreens	5,270,186	13.2%	5,791,538	14.4%	(521,352)	(9.0)%
Multi-Functional Printer Touchscreens	3,709,032	9.3%	3,126,726	9.9%	582,306	18.6%
Total Revenues	$39,888,835	100.0%	$38,649,823	100.0%	$1,239,010	3.4%

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

Gross Profit and Gross Profit Margin

	For the Nine Months Ended September 30,		Change
(in millions, except percentage)	2025	2024	Amount	%
Gross Profit	$13.7	$12.6	$1.1	8.7%
Gross Profit Margin	34.4%	32.7%		1.7%

Gross profit was $13.7 million during the nine months ended September 30, 2025, compared to $12.6 million in the same period of 2024. Our gross profit margin increased to 34.4% for the nine months ended September 30, 2025, as compared to 32.7% for the same period of 2024, primarily due to the increase of revenue by 3.4%, particularly high-end products such as  industrial control computer touchscreens, POS touchscreens and  automotive touchscreens, and the decreased cost of materials by 1.2%, partially offset by the increased labor cost by 5.1% for the nine months ended September 30, 2025.

Selling Expenses

	For the Nine Months Ended September 30,		Change
(in millions, except percentage)	2025	2024	Amount	%
Selling Expenses	$0.4	$0.9	$(0.5)	(55.6)%
as a percentage of revenues	1.0%	2.3%		(1.3)%

Selling expenses were $0.4 million for the nine months ended September 30, 2025, compared to $0.9 million in the same period in 2024, representing a decrease of $0.5 million, or 55.6%. The decrease was primarily due to the less traveling expenses as the selling team using online communications to market the products during the nine-month period ended September 30, 2025

General and Administrative Expenses

	For the Nine Months Ended September 30,		Change
(in millions, except percentage)	2025	2024	Amount	%
General and Administrative Expenses	$3.1	$2.2	$0.9	40.9%
as a percentage of revenues	7.8%	5.7%		2.1%

General and administrative (G&A) expenses were $3.1 million for the nine months ended September 30, 2025, compared to $2.2 million in the same period in 2024, representing an increase of $0.9 million or 40.9%. The increase was primarily due to the increase of $0.6 million professional fees, $0.2 million credit loss of receivables, and $0.1 million amortization of right-of-use assets, and $0.1 million of payroll expenses, partially offset by the decrease of $0.4 million of amortization of prepaid marketing research fees (see Note 3 of the accompanying financial statements).

Research and Development Expenses

	For the Nine Months Ended September 30,		Change
(in US dollars, except percentage)	2025	2024	Amount	%
Research and Development Expenses	$-	$129,809	$(129,808)	(100.0%
as a percentage of revenues	0.0%	0.3%		(0.3)%

Research and development (R&D) expenses were nil and $129,808 for the nine months ended September 30, 2025 and 2024, respectively.

Operating Income

Total operating income was $10.2 million for the nine months ended September 30, 2025 as compared to $9.5 million of the same period of last year, due to higher gross profit, less selling expenses and research and development expenses, partially offset by higher general & administration expenses.

Gain on changes in fair value of Common Stock Purchase Warrants

	For the Nine Months Ended September 30,		Change
(in millions, except percentage)	2025	2024	Amount	%
Gain on changes in fair value of Common Stock Purchase Warrants	$-	$0.2	$(0.2)	(100.0)%
as a percentage of revenues	0.0%	0.5%		(0.5)%

Gain on changes in fair value of common stock purchase warrants was $0.2 million for the nine months ended September 30, 2024. (See Note 10 (b)).

Interest Expenses

	For the Nine Months Ended September 30,		Change
(in millions, except percentage)	2025	2024	Amount	%
Interest Expenses	$-	$1.2	$(1.2)	(100.0)%
as a percentage of revenues	0.0%	3.1%		(3.1)%

For the nine months ended September 30, 2024, the Company recognized interest expenses of convertible promissory notes in the amount of $1,169,974 (mainly the default interest charges of $1,145,995 upon the repayment of the notes payable (See Note 9 (a) of the accompanying financial statements).

Income Taxes

	For the Nine Months Ended September 30,		Change
(in millions, except percentage)	2025	2024	Amount	%
Income before Income Taxes	$10.3	$8.6	$1.7	19.8%
Income tax Expense	(3.0)	(2.7)	(0.3)	11.1%
Effective income tax rate	28.9%	31.6%		(2.7)%

The effective income tax rates for the nine months ended September 30, 2025 and 2024 were 28.9% and 31.6%, respectively.

Net Income

As a result of the above factors, we had a net income of $7.3 million for the nine months ended September 30, 2025 compared to a net income of $5.9 million in the same period of 2024.

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

As of September 30, 2025, we had current assets of $125.2 million, consisting of $113.2 million in cash, $10.8 million in accounts receivable, $0.1 million in inventories, and $1.1 million in prepaid expenses and other current assets Our current liabilities as of September 30, 2025 were $4.7 million, which is comprised of $1.3 million in accounts payable, $0.6 million in amounts due to a related party, $0.7 million in income tax payable, $1.5 million in accrued expenses and other current liabilities. and $0.6 million in operating lease liabilities, current portion.  We also had $51,503 in operating lease liabilities, non- current as of September 30, 2025.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities for the nine months ended September 30, 2025 and 2024:

	For the Nine Months Ended September 30,
(in US Dollar millions)	2025	2024
Net cash provided by (used in) operating activities	$8.5	$(0.7)
Net cash used in investing activity	0.0	(0.1)
Net cash provided by financing activities	0.0	8.0
Effect of foreign currency exchange rate changes on cash and cash equivalents	0.9	1.5
Net increase in cash and cash equivalents	9.4	8.7
Cash and cash equivalents at the beginning of period	103.8	98.0
Cash and cash equivalents at the end of period	$113.2	$106.7

Operating Activities

The positive cash flow of $8.5 million for the nine months ended September 30, 2025 was primarily due to i) $7.3 million net income, ii) $0.2 million of credit loss for receivable and $0.5 million of amortization of operating right-of-use assets, iii) the decrease of $1.4 million in prepaid expenses and current assets, iii) the increase of $0.5 million due to related parties, $0.7 million in income tax payable, $0.5 million in accrued expenses and current liabilities, and $0.5 million in operating lease liabilities, partially offset by iv) the increase of $3.1 million in accounts receivable.

The negative cash flow of 0.7 million for the nine months ended September 30, 2024 was primarily due to i) increase of $2.1 million in accounts receivable, $2.3 million in prepaid expenses and current assets, ii) the decrease of $3.7 million in accrued expenses and current liabilities, partially offset by iii) net income of $5.9 million and iv) the increase of $0.6 million in accounts payable and $1.0 million in income tax payable.

Investing Activity

There was no cash flow in investing activities for the nine months ended September 30, 2025.

Net cash used in investing activity for the nine months ended September 30, 2024 was $0.1 million for the purchase of property, plant and equipment.

Financing Activities

There was no cash flow in financing activities for the nine months ended September 30, 2025.

Net cash provided by financing activities for the nine months ended September 30, 2024 was $8.0 million, including $9.0 million in net proceeds from the 2024 Public Offering and $0.4 million in proceeds of interest-free advances from a related party, partially offset by $1.4 million repayment of convertible promissory notes.

As of September 30, 2025, our cash and cash equivalents were $113.2 million, as compared to $103.8 million at December 31, 2024.

Days Sales Outstanding (“DSO”) has decreased to 62 days for the nine months ended September 30, 2025 from 64 days for the year ended December 31, 2024.

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

Holding Company Structure

There have been no changes to the Company’s holding company structure during the nine months ended September 30, 2025. For more details, refer to the Company’s holding company structure disclosures set forth in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Holding Company Structure” of the 2024 Form 10-K.

Cash and Other Assets Transfers between the Holding Company and Its Subsidiaries

Please see “ITEM 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations- Cash and Other Assets Transfers between the Holding Company and Its Subsidiaries” of the 2024 Form 10-K for more details.

Capital Expenditure Commitment

As of September 30, 2025, the Company had commitment of RMB4.6 million (equivalent to $0.7 million) for construction in progress.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2025.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2025, as a result of the material weakness identified below.

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

The material weaknesses related to internal control over financial reporting that was identified during the annual report of 2024 and still applied as of September 30, 2025 were:

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

During the three and nine months ended September 30, 2025, the management has not addressed the material weaknesses on internal control and will continue to implement the above improvement plans to ensure our financial reporting in compliance with US GAAP and SEC filing requirements.

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

Changes in Internal Control over Financial Reporting

As described above, the Company is taking steps to remediate the material weakness noted above. Other than in connection with these remediation steps, there have been no changes in our internal control over financial reporting during the three and nine months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

As a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously reported in our Current Reports on Form 8-K, we did not undertake any unregistered sales of our equity securities during the three and nine months ended September 30, 2025.

During the three and nine months ended September 30, 2025, we did not repurchase any shares of our common stock.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number	Description of Document
3.1	Amended and Restated Articles of Incorporation of the Company, dated September 30, 2020 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed on February 13, 2024)
3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed on February 13, 2024)
31.1*	Certification of The Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of The Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of The Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of The Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith

**	Furnished herewith

SIGNATURES

In accordance with the requirements of Securities Exchange Act of 1934, the registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 12, 2025	By:	/s/ Zongyi Lian
Zongyi Lian
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 12, 2025	By:	/s/ Xing Tang
Xing Tang
Chief Financial Officer
(Principal Financial and Accounting Officer)