Form 10-K
period 2025-12-31
Wetouch Technology Inc.
filed 2026-04-13
CIK 1826660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2025 (the last business date of the registrant’s most recently completed second fiscal quarter), based on the last sale price of the registrant’s common stock on such date, was $11,325,860.

As of April 8, 2026, there were 11,931,534 shares of common stock of the registrant issued and outstanding.

WETOUCH TECHNOLOGY INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2025

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

These forward-looking statements present our estimates and assumptions only as of the date of this Annual Report and are subject to several known and unknown risks, uncertainties, and assumptions. Accordingly, you are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. There can be no assurance that actual results will not materially differ from expectations. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	Our reliance on our top customers is significant. Failure to attract new customers or retain existing ones cost-effectively could materially and adversely impact our business, financial condition, and results of operations.

●	We hold a substantial amount of accounts receivable, which may become uncollectible.

●	Our capacity to uphold the quality and safety standards of our products.

●	Our ability to compete effectively within the touchscreen display industry.

●	Without substantial additional financing, our ability to execute our business plan will be compromised.

●	Failure to secure the certificate of land use right for a new parcel from the local PRC government, as well as acquiring and installing new production lines on the new parcel, could materially and adversely affect our business, financial condition, and results of operations.

●	Our loss of preferential tax treatments and government subsidies, together with potential challenges by PRC tax authorities, may result in increased tax liabilities, including additional taxes, interest and penalties.

●	Significant interruptions in the operations of our third-party suppliers could potentially disrupt our operations.

●	Risks associated with fluctuations in the cost, availability, and quality of raw materials may adversely affect our results of operations.

●	We are reliant on key executives and highly qualified managers, and retention cannot be assured.

●	Absence of long-term contracts with our suppliers allows them to reduce order quantities or terminate sales to us at any time.

●	Failure to adopt new technologies to evolving customer needs or emerging industry standards may materially and adversely affect our business.

●	Lack of business liability or disruption insurance exposes us to significant costs and business disruption.

●	Adverse regulatory developments in Mainland China may subject us to additional regulatory review, restrictions, disclosure requirements, and regulatory scrutiny by the SEC, increasing compliance costs and hindering future securities offerings.

●	Our common stock may be prohibited from trading in the U.S. under the Holding Foreign Companies Accountable Act if PCAOB inspection of our auditor is incomplete, leading to delisting or prohibition and potential decline in stock value.

●	Changes in China’s economic, political, or social conditions or government policies may adversely affect our business and operations.

●	Uncertainties regarding the PRC legal system, including enforcement and sudden changes in laws and regulations, could adversely affect us and limit legal protections.

●	Fluctuations in exchange rates could materially and adversely affect our results of operations and your investment value.

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

We generate revenues through sales of our various touchscreen products. For the years ended December 31, 2025 and 2024, we recognized approximately $45.1 million and $42.3 million, respectively, in revenues.

We sell our touchscreen products both domestically in China and internationally, covering major areas in Mainland China, including but not limited to the eastern, southern, northern and southwest regions of Mainland China, Taiwan, South Korea, Germany and other countries. We believe that we have established a strong and diversified client base. For the years ended December 31, 2025 and 2024, our domestic sales accounted for approximately 68.5% and 64.7%, respectively, of our revenues, and our international sales accounted for approximately 31.5% and 35.3%, respectively, of our revenues.

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

Private Placement Consent Agreement

On March 18, 2023, the Company entered into a private placement consent agreement with a third-party investment bank firm (see Note 12) on the agent fees of US$1.2 million, payable only on the completion of a private placement. If the private placement is not completed by November 1, 2023, the representatives under the agreement reserve their rights to pursue any and all claims, actions or remedies available to them under the engagement between the Company and the private placement representatives. The Company made the full payment in February 2024.

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

Nasdaq compliance - late filings. On May 27, 2025, Nasdaq notified the Company that it was not in compliance with Listing Rule 5250(c)(1) due to the delayed Form 10-K for the year ended December 31, 2025 and Form 10-Q for the quarter ended March 31, 2025. On June 26, 2025, Nasdaq accepted the Company’s plan of compliance and granted an exception through October 13, 2025 to file the outstanding Form 10-K (FY 2024) and Form 10-Qs for the quarters ended March 31 and June 30, 2025.

 On October 10, 2025, the Company received a letter from Nasdaq, notifying the company that the Staff has determined that it has regained compliance with Nasdaq Listing Rule 5250(c)(1) because the Company filed its 1st Form 10-Q on October 8, 2025, and its 2nd Form 10-Q on October 9, 2025, thereby becoming current in its periodic filing requirements with the Securities and Exchange Commission.

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

On September 15, 2025, the Company received a letter from Nasdaq notifying the Company that the Staff had determined that the closing price of the Company’s common stock was $1.00 or greater for the requisite period of time and that the Company had regained compliance with Listing Rule 5550(a)(2) and that the matter was now closed. The Company is now in full compliance with all continued listing standards of the Nasdaq Global Market.

For additional details, see the Company’s Current Reports on Form 8-K filed May 2, 2025; May 30, 2025; June 26, 2025; June 30, 2025; July 15, 2025, September 15, 2025 and October 14, 2025.

Amendments to Articles of Incorporation. On January 7, 2026, the company filed with the Secretary of State of the State of Nevada an amendment to the Company’s Articles of Incorporation, as amended (the “Amendment”), which became effective on that date. In connection with the Amendment, the Company also filed its Second Amended and Restated Articles of Incorporation (the “Restated AOI”). The Amendment was approved by the Company’s stockholders at the annual meeting held on December 26, 2025, and increased the number of authorized shares of the Company’s common stock from 15,000,000 to 65,000,000.

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

As of December 31, 2025, product types GFF and GG constitute our main stream products, accounting for approximately an average of 42.0% and 52.0%, respectively, of our total revenues, with product types GF and PG accounting for 2.0% and 4.0%, respectively, of our total revenues.

As of December 31, 2024, product types GFF and GG constitute our main stream products, accounting for approximately an average of 40.7% and 52.9%, respectively, of our total revenues, with product types GF and PG accounting for 1.9%, 4.4% and 0.1%%, respectively, of our total revenues.

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

For the year ended December 31, 2025, we had approximately $11.6 million in revenues generated from the sales of automotive touchscreens, accounting for 25.7% of our total revenues, with industrial HMI touchscreens accounting for 20.5%, POS touchscreens for 15.6%, medical touchscreens for 15.6%, gaming touchscreens accounting for 13.4%, and multi-functional printer touchscreens for 9.2%, respectively, of our total revenues.

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

Our Customers

A sound customer base is critical to our success. We had five and five customers, each accounting for more than 10% of our revenues, for the years ended December 31, 2025 and 2024, respectively.

For the year ended December 31, 2025, each of our top five customers accounted for approximately 24.3%, 17.3%, 15.6%, 13.3% and 11.1% of our total revenues, representing 81.7% in the aggregate.

For the year ended December 31, 2024, each of our top five customers accounted for approximately 22.0%, 19.1%, 15.3%, 14.5% and 11.5%of our total revenues, representing 82.4% in the aggregate.

As Sichuan Wetouch’s business and operations have been assumed by Sichuan Vtouch, Sichuan Vtouch entered into sales framework agreements, which were entered into by Sichuan Wetouch previously with our top customers on December 31, 2021. These agreements were renewed on December 31, 2025 for an additional four-year term. The material terms of the sales framework agreements with our top customers provide:

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

For the years ended December 31, 2025 and 2024, we did not provide any extended payment terms to any of our customers. Our customers are usually required to make full payment within three to six months from the delivery date.

Sales and Marketing

We source our customers through multiple channels: (i) our own research through Search Engine Optimization (“SEO”) and outreach, (ii) referrals from our existing customers, (iii) our websites, which provide product information for sale, as well as telephone and email contact information; and (iv) industry exhibitions/expos.

Our main target markets are economically developed countries and regions, including Eastern, Southern, Northern and Southwest Mainland China, Taiwan, South Korea, and Germany. We believe that we have established a strong client base, including globally well-known institutional customers. Overseas sales were approximately $14.2 million in 2025 as compared to $14.9 million in 2024.

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

For the year ended December 31, 2025, the revenue from our domestic customers accounted for approximately 68.5% of our total revenues, with overseas customers accounting for approximately 31.5%of our total revenues.

For the year ended December 31, 2024, the revenue generated from our domestic customers accounted for approximately 64.7% of our total revenues, with overseas customers accounting for approximately 35.3% of our total revenues.

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

We purchase our raw materials through various suppliers. For the year ended December 31, 2025, our top four suppliers, from whom our purchases individually exceeded 10% of our total raw material purchases, accounted for approximately 14.9%, 10.6%, 10.5% and 10.1%, respectively. For the year ended December 31, 2024, our top three suppliers, from whom our purchases individually exceeded 10% of our total raw material purchases, accounted for approximately 15.4%, 12.2% and 11.5%, respectively.

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

Research and Development (“R&D”)

We are committed to both internal R&D projects and collaborative initiatives to continuously upgrade our touchscreen technology. As of the date of this Annual Report, we have 9 employees in our R&D department, all of whom obtained at least a bachelor’s degree, with average R&D work experience of at least three years.

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

Employees

As of the date of this Annual Report, we had 152 employees. We have no part time employees or independent contractors.

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

Risks Related to Our Business and Industry

●	Weaknesses identified in our financial reporting during audits could impair our ability to accurately report financial results.

●	Dependency on major customers presents risks if we cannot retain or attract new customers effectively.

●	Our operating history may not be indicative of our future growth or financial results and we may not be able to sustain our historical growth rates.

●	Failure to secure the certificate of land use right for a new parcel from the local PRC government could severely impact our operations and financial health.

●	We are subject to risks related to construction of our factory in Sichuan Province, China.

●	Economic recessions could have a significant adverse impact on our business.

●	We may be subject to intellectual property infringement claims, which may be expensive to defend and may disrupt our business and operations.

●	We have a significant amount of accounts receivable, which could become uncollectible and affecting financial stability.

●	Cyclical industry dynamics could lead to harmful price fluctuations.

●	Failure to maintain product quality and safety could damage our reputation and financial standing.

●	Intense competition in the touchscreen display industry could reduce market share and profitability.

●	Inadequate financing could restrict our ability to execute our business plan.

●	Adjustments in related party transaction pricing could lead to significant tax liabilities.

●	Interruptions from third-party suppliers could disrupt operations.

●	Fluctuations in the cost and availability of raw materials could negatively affect results.

●	Dependency on key executives and the lack of long-term supplier contracts pose risks.

●	Failure to adopt new technologies might affect competitiveness.

●	Liability claims or adverse publicity could impact customer confidence and business results.

●	Losses on inventories and lack of business insurance could expose us to significant costs.

Risks Related to Doing Business in China

●	Regulatory changes in China could increase compliance costs and complicate capital raising.

●	The HFCAA could lead to delisting of our common stock if audits are not inspected properly.

●	We may be subject to substantial fine if the CSRC has determined that we have failed to comply with the post-offering filing obligations.

●	Changes in U.S.-China trade policies could adversely impact our business operations.

●	PRC regulation of loans and currency conversion could delay or prevent capital usage, affecting liquidity.

●	Labor laws in the PRC might negatively impact our operational flexibility and financial results.

●	Liabilities under the Foreign Corrupt Practices Act and Chinese anti-corruption law could lead to penalties.

●	Bankruptcy or liquidation of our PRC subsidiary could significantly disrupt operations.

●	Economic and policy changes in China could limit our ability to offer securities.

●	Uncertainties in the PRC legal system could limit legal protections.

●	Difficulties in enforcing foreign judgments in China could undermine contractual protections.

●	Government control of currency conversion and fluctuations in exchange rates could impact financial results and investments.

●	The Chinese government’s substantial influence over business operations could lead to significant operational changes.

Risks Related to Our Common Stock

●	Volatility in the price of our common stock may not reflect our operating performance.

●	By-laws limiting the judicial forum for disputes could restrict stockholder litigation options.

●	Manipulative short selling could drive down our stock price.

●	Direct exposure to negative publicity involving U.S.-listed Chinese companies could harm our business and reputation.

●	Large volumes of our common stock being sold could negatively affect the market price.

●	Non-payment of dividends means stockholders must rely on stock price appreciation for returns.

●	Deteriorating U.S.-China relations could lower our stock price and complicate access to capital markets.

●	We may be subject to delisting from Nasdaq if we fail to timely file periodic reports with the SEC or to maintain Nasdaq’s minimum bid price, which could materially and adversely affect the liquidity and value of our common stock.

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

In connection with the audits of our consolidated financial statements as of and for the years ended December 31, 2025 and 2024, we identified certain material weaknesses in our internal control over financial reporting. If we fail to develop and maintain an effective system of internal control over financial reporting, we may be unable to accurately report our financial results or prevent fraud.

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

In connection with the auditing of our consolidated financial statements as of and for the years ended December 31, 2025 and 2024, we identified the following material weaknesses in our internal control over financial reporting:

●	(i) the lack of sufficient competent financial reporting and accounting personnel with appropriate understanding of U.S. GAAP and financial reporting requirements to design and implement key controls over financial reporting process to address complex U.S. GAAP accounting issues and related disclosures, in accordance with U.S. GAAP and SEC financial reporting requirements;

●	limited functional internal audit department or personnel that monitors the consistencies of the preventive internal control procedures as well as insufficient policies and procedures in internal audit function to ensure that our policies and procedures have been carried out as planned

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

Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions planned include:

●	hiring more qualified accounting personnel with relevant U.S. GAAP and SEC reporting experience and qualifications to strengthen our financial reporting function and to set up a financial and system control framework;

●	appointing Ms. Xing Tang, who has extensive experience in financial reporting and internal controls, including familiarity with Nasdaq financial reporting and compliance requirements, as its Chief Financial Officer in July 2024, and who served as Chief Financial Officer of Elong Power Holdings Ltd. (Nasdaq: ELPW) from August 2013 to June 2024.

●	strengthening accounting record system with access control and financial reporting procedures, including organizing regular training for our accounting staff, especially training related to U.S. GAAP and SEC reporting requirements;

●	Continue to cooperate with operation teams to ensure a control environment in place, and monitor the effectiveness of operations on existing controls and procedures.

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

For the year ended December 31, 2025, our top five customers accounted for approximately 24.3%, 17.3%, 15.6%, 13.3%, and 11.1%, respectively, of our total revenues.

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

On August 6, 2021, Sichuan Vtouch entered into a contract with the Chengdu Wenjiang District Planning and Natural Resources Bureau for the purchase of a land use right for a parcel of land spanning 131,010 square feet, for a consideration of approximately RMB3,925,234 (equivalent to $561,301) for the Company’s new facility. The Company paid the consideration in full on November 18, 2021. We will obtain the certificate of land use right for the new parcel from the local government in the upon the completion of the new facility by the first half of 2027. However, there is no assurance that we will be able to obtain the required certificate of land use right in a timely manner, or at all. The failure of obtaining the certificate will adversely affect our business operations. Additionally, the development of this site is subject to various regulatory approvals, including construction land planning permit (received in January 2022), construction project planning permit (received in January 2022), and construction engineering license (received July 2022). Failure to obtain additional approvals from the local government, if required, will subject us to fines or suspension of the projects in accordance with relevant PRC laws and regulations.

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

As of the date of this Annual Report, we estimate to complete the building construction by the first half of 2027 and commence production in by the end of 2027, assuming we have obtained the land use right by then, but there is no assurance and we may need extended time to achieve our business plan. If we fail to complete such construction prior to estimated period and the extended period, if any, we will have to cease all or part of our operations, and as a result, our business, financial condition and results of operations may be materially and adversely affected.

We are subject to risks related to construction of our factory in Sichuan Province, China.

We are constructing new facilities and office buildings on the new parcel located in Sichuan Province, China. As of the date of this Annual Report, we estimate receiving the certificate of land use right from the local government in the first half of 2027. We plan to complete the building construction by first half of 2027 and commence production by the end of 2027.

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

As of December 31, 2025, we had approximately $6.5 million in accounts receivable. Our accounts receivable primarily include balance due from customers when our products are sold and delivered to customers. Our customers are required to make full payment within three to six months from delivery date, although our industry typical payment term is 180 days from delivery. For the years ended December 31, 2025 and 2024, we did not provide any extended payment terms to any of our customers. Deteriorating conditions in, bankruptcies, or financial difficulties of a customer or within their industries generally may impair the financial condition of our customers and hinder their ability to pay us on a timely basis or at all, and accounts receivable are written off against allowances only after exhaustive collection efforts. The failure or delay in payment by one or more of our customers could reduce our cash flows and adversely affect our liquidity and results of operations.

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

Due to the withdrawal of the land use right to the Property and cancellation of our ownership certificates pertaining to the buildings on the Property by the local government pursuant to the Guidelines and the Compensation Agreement, on August 6, 2021, Sichuan Vtouch entered into a contract with the Chengdu Wenjiang District Planning and Natural Resources Bureau for the purchase of a land use right for a parcel of land spanning 131,010 square feet, for a consideration of approximately RMB3,925,234 (equivalent to $561,301) for the Company’s new facility. The Company paid the consideration in full on November 18, 2021. We are in the process of obtaining the certificate of land use right for the new parcel and expect to receive the certificate from the local government in the first half of 2027.

As of the date of this Annual Report, we estimate to finish the building construction by the first half of 2027 and commence production by the end of 2027, but there is no assurance and we may need extended time to achieve our business plan. If we fail to complete such acquisition and construction within the estimated period, if any, we will have to cease all or part of our operations, and as a result, our business, financial condition and results of operations may be materially and adversely affected.

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

Furthermore, we may also face export controls or sanctions-related or other trade-related restrictions on transactions with certain customers, business partners and other persons. The Entity List maintained by the U.S. Department of Commerce identifies foreign parties that are prohibited from acquiring - whether by export, reexport, or transfer in-country - some or all items subject to the U.S. Export Administration Regulations (“EAR”), unless the exporter secures a license. Licenses, and exceptions to the license requirement, are rarely granted to exporters. Exporting, reexporting or transferring items subject to the EAR in violation of licensing requirements could result in criminal and/or civil penalties. These restrictions, and similar or more expansive restrictions or sanctions that may be imposed by the United States or other jurisdictions in the future, may adversely affect our ability to work with certain future customers and business partners, which would harm our business. Furthermore, our association with customers or business partners that are or become subject to U.S. regulatory scrutiny or export controls- or sanctions-related restrictions could subject us to actual or perceived reputational harm among current or prospective investors, suppliers or customers, other parties doing business with us, or the general public. Any such reputational harm could result in the loss of investors, suppliers or customers, which could harm our business, financial conditions or prospects.

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

Nasdaq Listing Rule 5250(c)(1) requires timely filing of periodic reports with the SEC. Between April and August in 2025, we received Nasdaq notices for late filings of our Form 10-K for the year ended December 31, 2025 and our Forms 10-Q for the quarters ended March 31 and June 30, 2025. At Nasdaq’s request, we submitted a compliance plan on June 18, 2025; Nasdaq accepted the plan on June 26, 2025 and granted us an extended compliance period through October 13, 2025 to file all outstanding reports. Following Nasdaq’s delinquency notice relating to the June 30, 2025 Form 10-Q, we submitted an updated compliance plan on August 28, 2025, reaffirming the steps in our original plan. We are working diligently with our auditors, legal counsel, and finance team to complete the required filings as promptly as practicable and remain committed to regaining and maintaining compliance. If we do not complete the required filings within the compliance period, however, our common stock may be delisted, subject to our right to appeal to a Nasdaq Hearings Panel.

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

We have not encountered cybersecurity risks, threats or incidents that have materially affected or are reasonably likely to materially affect the Company, our business strategy, results of operations, or financial condition during the financial year ended December 31, 2025.

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

Our principal physical properties are used in connection with our [manufacturing/administrative/R&D/distribution] operations. We believe that our facilities are generally suitable and adequate for their current and anticipated future uses. The following table summarizes our material properties:

Location (City, Country)	Segment(s) Using Property	General Character of Property (e.g., Office, Manufacturing, Warehouse)	Ownership/Lease Status	Approx. Size (sq. ft./sq. m.)	Lease Expiration (if leased)	Encumbrances (if any)
Shigao Town, Renshou County, Meishan City, Sichuan Province, China	Touchscreen business	Offices building	Leased	8,085.0. sq. m	31-Oct-26	None
same as above	Touchscreen business	Experimental building( testing and experimenting of samples and products	Leased	1,069.6 sq. m	31-Oct-26	None
same as above	Touchscreen business	Manufacturing/warehouse building No.	Leased	30,879.3 sq. m	31-Oct-26	None
same as above	Touchscreen business	Security gate	Leased	92.98 sq.m	31-Oct-26	None

As of the date of this Annual Report, we lease approximately 8,085.0 sq.m of office space for R&D, sales and other corporate functions in Shigao Town, Renshou County, Meishan City, Sichuan Province, China, which serves as our corporate headquarter. The lease expires on October 31, 2026 and we believe it can be renewed on commercially reasonable terms.

We also lease 30,879.3 sq.m facility with three manufacturing wards for principal manufacturing operations in Shigao Town, Renshou, County, Meishan City, Sichuan Province, China, at which production of, assembly, packaging, warehousing of our touchscreen products. We believe these facilities are adequate to meet our current production requirements and provide room for moderate expansion.

In addition, space of 1069.6 sq. m in Shigao Town, Renshou County, Meishan City, Sichuan Province, China was used for testing and experimenting of samples and products by our engineering teams.

None of our properties are subject to material encumbrances that would adversely affect their use.

As of the date of this Annual Report, we do not own any real property. However, we are in the process of obtaining a certificate of land use right for a new parcel located at Tianfu Avenue, Youjiadu Community in Chengdu, Sichuan province, China, and expect to receive the certificate from the local government in the first quarter of 2027.

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

On March 16, 2021, Sichuan Wetouch entered into an Agreement of Compensation on Demolition (the “Compensation Agreement”) with Meishan Huantian Industrial Co., Ltd, formerly named Sichuan Renshou Shigao Tianfu Investment Co., Ltd, a limited company owned by the local government (“Sichuan Renshou”), for the withdrawal of our right to use of a parcel of state-owned land and the demolition of all buildings, facilities and equipment on such land where we maintain our executive offices, research and development facilities and factories at No.29, Third Main Avenue, Shigao Town, Renshou County, Meishan City, Sichuan, China (the “Property”). The Property, all buildings, facilities, equipment and all other appurtenances on the Property are collectively referred to as “Properties”. The Compensation Agreement was executed and delivered as a result of the guidelines (the “Guidelines”) published by the local government with respect to local environmental issues and a national plan on Tianfu New District, Meishan City, Sichuan, PRC. In accordance with the Guidelines, a project named “Chaisang River Ecological Wetland Park” is under construction in the areas where our manufacturing facilities and properties are located. In consideration for such relocation, as an owner of the buildings on the state-owned land, we will be compensated. On March 18, 2021, Sichuan Wetouch received a total amount of RMB115.2 million (approximately $16.5 million) as the total amount of compensation from Sichuan Renshou, including RMB100.2 million ($14.3 million) based upon the appraised value of the Properties plus an extra 15% relocation bonus of RMB15.0 million ($2.1 million).

In order to minimize the interruption to our business, Sichuan Vtouch entered into a Leaseback Agreement with Sichuan Renshou on March 16, 2021. The Leaseback Agreement entitles us to lease back the Properties commencing from April 1, 2021 until December 31, 2021, at a monthly rent of RMB300,000 (approximately $42,899), which period was extended to October 31, 2022. On October 16, 2022, October 30, 2023, August 9, 2024, and September 29, 2025, Sichuan Vtouch entered an extension to the Leaseback Agreement with Sichuan Renshou four times to extend the period to lease back the Properties until October 31, 2026 at a monthly rent of RMB 400,000 ($57,199) in order to incorporate the new facility construction schedule

New Facilities

On August 6, 2021, Sichuan Vtouch entered into a contract with the Chengdu Wenjiang District Planning and Natural Resources Bureau for the purchase of a land use right for a parcel of land spanning 131,010 square feet, for a consideration of approximately RMB3,925,234 (equivalent to $561,301) for the Company’s new facility. The Company paid the consideration in full on November 18, 2021. We are in the process of obtaining the certificate of land use right for the new parcel and expect to receive the certificate from the local government by the first half of 2027.

On July 27, 2021, Sichuan Vtouch and Sichuan Chunqiu Development and Construction Group Co., Ltd. entered into a construction contract for a project to build the capacitive touchscreen and touch machine research and development production base. The project was initially scheduled to commence on August 15, 2021, and reach completion by August 15, 2022, with a provisional contract value of RMB76,000,000 (approximately $10.9 million), subject to adjustment based on the final completion settlement. However, the construction project was subsequently suspended due to the outbreak of Covid-19 and government-ordered shutdowns in China. As a result, the parties have agreed to extend the term of the contract to December 31, 2024. On April 11, 2025, Sichuan Vtouch entered into a supplemental construction contract with Sichuan Chunqiu Development & Construction Group Co. Ltd. for an additional consideration of RMB 4,633,118 (equivalent to $0.7 million) regarding the completion of the Company’s facility construction project on the capacitive touchscreen and touch machine research and development, which extended the original contract term to December 31, 2025. As of the date of this Annual Report, we estimate that our capital needs for this acquisition and construction will be approximately RMB253 million (approximately $36.2 million), but there is no assurance that the estimated amount is sufficient to achieve our goals. We may need additional financing for our new facilities. In addition, we expect that this the construction of buildings and affixtures will be completed by end of first half of 2027 and our production at the new facilities will commence by the end of 2027, but there is no assurance and we may need extended time to achieve our business plan.

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

Holders of Record

On April 8, 2026, the closing price per share of our common stock was $1.38. We had approximately 446   stockholders of record as of April 8, 2026. On April 8, 2026, there were 11,931,534 shares of our common stock issued and outstanding.

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

We generate revenues through sales of our various touchscreen products. For the years ended December 31, 2025 and 2024, we recognized approximately $45.1 million and $42.3 million, respectively, in total revenues.

We sell our touchscreen products both domestically in China and internationally, covering major areas in Mainland China, including but not limited to the eastern, southern, northern and southwest regions of Mainland China, Taiwan, South Korea, and Germany. We believe that we have established a strong and diversified client base. For the years ended December 31, 2025 and 2024, our domestic sales accounted for approximately 68.5% and 64.7%, respectively, of our revenues, and our international sales accounted for approximately 31.5% and 35.3%, respectively, of our revenues.

Construction of our new facility

We have been actively engaged in the construction of our new production facilities and office buildings in Chengdu Medicine City (Technology Park), Wenjiang District, Chengdu, Sichuan Province, People’s Republic of China since the summer of 2023. The Company has planned to increase the scope of facility construction by adding a touch machine construction area. Due to the delayed supply of construction materials, the project has been progressed slowly than expected.

As of the date of this Annual Report, the Company estimated the construction to be completed by the first half of 2027 and commence production by the end of 2027. The total capital requirements for the new facility construction totaled approximately $14.4 million and $13.3 million have been recorded in the construction in progress as of December 31, 2025. The Company primarily fund the project with our existing cash on hand and cash flows generated from operations, and we may seek additional financing if needed to support the timely completion of the project.

Highlights for the Year Ended December 31, 2025

●	Revenues were $45.1 million, an increase of 6.6% from $42.3 million for the year ended December 31, 2024.

●	Gross profit was $14.4 million, an increase of 5.9% from $13.6 million for the year ended December 31, 2024.

●	Gross profit margin was 31.8%, as compared to 32.2% for the year ended December 31, 2024.

●	Net income was $7.2 million, an increase of 20.0% from $6.0 million for the year ended December 31, 2024.

●	Total volume of touchscreens shipped was 2,195,542 units, an increase of 6.5% from 2,060,870 units of touchscreens for the year ended December 31, 2024.

Results of Operations

The following table sets forth, for the periods indicated, statements of income data:

	For the Years Ended December 31,		Change
(in US Dollar millions, except percentage)	2025	2024	%
Revenues	$45.1	$42.3	6.6%
Cost of revenues	(30.7)	(28.7)	7.0%
Gross profit	14.4	13.6	5.9%
Total operating expenses	(4.4)	(4.3)	2.3%
Operating income	10.0	9.3	7.5%
Total other income (expenses), net	0.2	(0.6)	133.3%
Income before income taxes	10.2	8.7	17.2%
Income tax expenses	(3.0)	(2.7)	(11.1)%
Net income	$7.2	$6.0	20.0%

For the Years Ended December 31, 2024 and 2025

Revenues

Revenues were $45.1 million for the year ended December 31, 2025, representing an increase of $2.8 million, or 6.6%, compared with $42.3 million for the same period in 2024. This was mainly due to the increase of 6.5% in sales volume, and an increase of 0.1% in the average selling price of our products in RMB, and 0.1% positive impact from exchange rate due to appreciation of RMB against US dollars, as compared with those of the same period in 2024.

	For the Years Ended December 31,
	2025		2024		Change	Change
	Amount	%	Amount	%	Amount	%
	(in US Dollar except percentage)
Revenue from sales to customers in the PRC	$30,934,806	68.5%	$27,340,555	64.7%	$3,594,251	13.1%
Revenue from sales to customers overseas	14,202,012	31.5%	14,939,818	35.3%	(737,806)	(4.9)%
Total Revenues	$45,136,818	100%	$42,280,373	100%	$2,856,445	6.6%

	For the Years Ended December 31,
	2025		2024		Change	Change
	Unit	%	Unit	%	Unit	%
	(in Unit, except percentage)
Units sold to customers in the PRC	1,488,823	67.8%	1,309,240	63.5%	179,583	13.7%
Units sold to customers overseas	706,719	32.2%	751,630	36.5%	(44,911)	(6.0)%
Total Units Sold	2,195,542	100%	2,060,870	100%	134,672	6.5%

PRC Domestic Market

For the year ended December 31, 2025, revenue from the PRC domestic market increased by $3.6 million or 13.1%,  as a combined result of (i) an increase of 13.7% in sales volume, particularly in medical touchscreens, multi-functional printer touchscreens, industrial control computer touchscreens, automotive touchscreens, POS touchscreens and POS touchscreens, (ii) 0.1% positive impact from exchange rate due to appreciation of RMB against US dollars partially offset by (iii) a decrease of 0.6% in the average RMB selling price of our products in the domestic market, and (iii), compared with those of the same period in 2024.

As for the RMB selling price, the decrease of 0.6% was mainly due to the lower demand of higher selling priced products of touchscreen machines in the PRC domestic market, including the decreased average RMB selling price of 4.9% in medical touchscreens and 1.7% in automotive touchscreens, partially offset by the increased average RMB selling price of 7.0% in POS touchscreens during the year ended December 31, 2025.

The Company has taken proactive efforts to market new models and efforts to obtain new customers in existing markets, our sales increased by 9.7% in South China, and 10.6% in East China, and 17.9% in Southwest China during the year ended December 31, 2025.

Overseas Market

For the year ended December 31, 2025, revenues from overseas market was $14.2 million as compared to $14.9 million of the same period of 2024,  representing a decrease by $0.7 million, or 4.9%, mainly due to i) a decrease of 6.0% in sales volume due to decreased sales in gaming touchscreens and industrial control computer touchscreens, partially offset by (ii) an increase of 1.0% in average selling price in RMB, and (iii) 0.1% positive impact from exchange rate due to appreciation of RMB against US dollars, compared with those of the same period of 2024.

The following table summarizes the breakdown of revenues by categories in US dollars:

	15.6%				Change	Change
	Amount	%	Amount	%	Amount	Margin %
	(in US Dollars, except percentage)
Product categories by end applications
Automotive Touchscreens	$11,625,160	25.7%	$11,513,813	27.2%	$111,347	1.0%
Industrial Control Computer Touchscreens	9,242,812	20.5%	8,212,232	19.4%	1,030,580	12.5%
POS Touchscreens	7,042,632	15.6%	6,255,175	14.8%	579,909	9.0%
Medical Touchscreens	7,041,187	15.6%	6,282,892	14.9%	(250,348)	(4.0)%
Gaming Touchscreens	6,032,544	13.4%	6,462,723	15.3%	786,011	12.6%
Multi-Functional Printer Touchscreens	4,152,483	9.2%	3,553,539	8.4%	598,945	16.9%
Total Revenues	$45,136,818	100.0%	$42,280,373	100.0%	$2,856,445	6.6%

*	Others include applications in self-service kiosks, ticket vending machines and financial terminals.

The Company continued to shift production mix from traditional lower-end products such as automotive touchscreens to high-end products such as industrial control computer touchscreens, gaming touchscreens, POS touchscreens, and multi-functional printer touchscreens, primarily due to (i) greater growth potential of computer screen models in China, (ii) the stronger demand on higher-end touch screens made with better materials and better quality.

Gross Profit and Gross Profit Margin

	Years Ended December 31,		Change
(in millions, except percentage)	2025	2024	Amount	%
Gross Profit	$14.4	$13.6	$0.8	5.9%
Gross Profit Margin	31.8%	32.2%		(0.4)%

Gross profit was $14.4 million during the year ended December 31, 2025, compared to $13.6 million in the same period in 2024. Our gross profit margin decreased to 31.8% during the year ended December 31, 2025 as compared to 32.2% for the same period of 2024, primarily due to i) an increase of 7.0% in cost of goods sold, mainly in an increase of 3.9% in labor costs due to additional hiring of technicians, and an increase of 5.7% in costs of materials, among which the chip cost accounted for 11.1%, and ii) sales discount of $1.2 million (accounted for 2.6% of the revenues) to certain long-term customers at year-end of 2025, partially offset by the increase of revenue by 6.8%, particularly high-end products such as  industrial control computer touchscreens, POS touchscreens, medical touchscreens, and multi functional printer touchscreens during the year ended December 31, 2025.

Selling Expenses

	Years Ended December 31,		Change
(in millions, except percentage)	2025	2024	Amount	%
Selling Expenses	$0.6	$0.8	$(0.2)	(25.0)%
as a percentage of revenues	1.3%	1.9%		(0.6)%

Selling expenses were $0.6 million for the years ended December 31, 2025, compared to $0.8 million in the same period in 2024, representing a decrease of $0.2 million, or 25.0%, primarily due to the continued decrease in traveling and transportation expenses as our selling and marketing team continued the practice of online client communications to promote sales since end of 2024.

General and Administrative Expenses

	Years Ended December 31,		Change
(in millions, except percentage)	2025	2024	Amount	%
General and Administrative Expenses	$3.8	$3.5	$0.3	8.6%
as a percentage of revenues	8.4%	8.3%		0.1%

General and administrative expenses were $3.8 million for the year ended December 31, 2025, compared to $3.5 million in the same period in 2024, representing an increase of $0.3 million, or 8.6%.  The increase was primarily due to the increase of $0.3 million in professional fees, $0.1 million in allowance for credit loss, $0.2 million in impairment loss of construction in progress, and $0.4 million in amortization of right-of-use assets, and $0.1 million of payroll expenses, partially offset by the decrease of $0.9 million of amortization of prepaid marketing research fees (see Note 4 of the accompanying financial statements).

Operating Income

Total operating income was $10.0 million for the year ended December 31, 2025 as compared to $9.3 million of the same period in 2024, primarily due to higher gross profit and lower selling expenses, partially offset by higher general & administration expenses

Gain (loss) on Changes in Fair Value of Common Stock Purchase Warrants

	Years Ended December 31,		Change
(in US dollars, except percentage)	2025	2024	Amount	%
Gain on changes in fair value of common stock purchase warrants	$-	$378,371	$(378,371)	(100.0)%
as a percentage of revenues	0.0%	0.9%		(0.9)%

In connection with the issuance of  convertible promissory notes in October, November and December, 2021, the Company also issued seven (7) three-year warrant (the “Note Warrants”) to purchase an aggregate of 1,800,000 shares of the Company’s common stock (the “Warrant Shares”) (see NOTE 11 — CONVERTIBLE PROMISSORY NOTES PAYABLE- b) Warrants).

The Note Warrant was valid for three years and expired during the year ended December 31, 2024.

We recorded gain of $378,371 on changes in fair value of common stock purchase warrants for the year ended December 31, 2024.

Income Taxes

	Years Ended December 31,		Change
(in millions, except percentage)	2025	2024	Amount	%
Income before Income Taxes	$10.2	$8.7	$1.5	17.2%
Income Tax Expense	(3.0)	(2.7)	(0.3)	11.1%
Effective income tax rate	29.5%	30.6%		(1.1)%

Under PRC CIT Law, domestic enterprises and foreign investment enterprises (the “FIEs”) are usually subject to a unified 25% enterprise income tax rate. The Company’s PRC subsidiary Sichuan Vtouch is subject to a 25% income tax rate.

The effective income tax rate for the year ended December 31, 2025 and 2024 stayed at 29.5% and 30.6%, respectively.

Our PRC subsidiary had $118.4 million of cash of December 31, 2025, which are planned to be indefinitely reinvested in our business operations in the PRC. The distributions from our PRC subsidiary to our stockholders are subject to the U.S. federal income tax at 21%, less any applicable foreign tax credits. Due to our policy of indefinitely reinvesting our earnings in our PRC business, we have not provided for deferred income tax liabilities related to PRC withholding income tax on undistributed earnings of our PRC subsidiary.

Net Income

As a result of the above factors, we had a net income of $7.2 million in the year ended December 31, 2025compared to a net income of $6.0 million in the same period of 2024.

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

As of December 31, 2025, we had current assets of $126.1 million, consisting of $118.4 million in cash, $6.5 million in accounts receivable, $45,202 in inventories, and $1.2 million in prepaid expenses and other current assets Our current liabilities as of December 31, 2025 were $3.2 million, which is comprised of $1.1 million in accounts payable, $0.3 million in amounts due to a related party, $1.4 million in accrued expenses and other current liabilities. and $0.5 million in operating lease liabilities, current portion.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities for the years ended December 31, 2025 and 2024:

	Years Ended December 31,
(in US Dollar millions)	2025	2024
Net cash provided by operating activities	$7.4	$1.1
Net cash used in investing activities	(0.3)	(0.3)
Net cash provided by financing activities	-	7.6
Effect of foreign currency exchange rate changes on cash and cash equivalents	7.5	(2.7)
Net increase in cash and cash equivalents	14.6	5.7
Cash and cash equivalents at the beginning of period	103.8	98.0
Cash and cash equivalents at the end of period	$118.4	$103.8

Operating Activities

Net cash provided by operating activities was $7.4 million for the year ended December 31, 2025, as compared to $1.1 million provided by operating activities for the same period in 2024, representing an increase of $6.3 million, or 572.7%.

The positive cash flow of $7.4 million for the year ended December 31, 2025 was primarily due to i) $7.2 million net income, ii) $0.2 million impairment loss of construction in progress and $0.6 million of amortization of operating right-of-use assets, iii) the decrease of $1.3 million in accounts receivable, net, $1.6 million in prepaid expenses and current assets, iii) the increase of $0.1 million in amounts due to a related party, $0.4 million in accrued expenses and current liabilities, and $0.6 million in operating lease liabilities, partially offset by iv) the increase of $4.4 million in long-term prepayment, reclassified from construction in progress due to delayed schedule, and the decrease of $0.2 million in accounts payable.

The positive cash flow for the year ended December 31, 2024 was primarily due to i) $6.0 million net income during the year ended December 31, 2024, ii) the increase of $0.6 million in accounts payable and $0.1 million in amounts due to a related party, partially offset by iii) the decrease of $0.4 million gain on changes in fair value of common stock purchase warrants liability, $0.3 million in accounts receivable and $1.8 million in prepaid expenses and other current assets (mainly in prepaid $0.9 million of consulting service fees), and iv) the decrease of $3.3 million in accrued expenses and other current liabilities.

Investing Activity

Net cash used in investing activities for the year ended December 31, 2025 and 2024 stayed at $0.3 million, respectively, representing the purchase of property, plant and equipment and construction in progress.

Financing Activities

There was no cash flow in financing activities for the year ended December 31, 2025.

Net cash provided by financing activities for the year ended December 31, 2024 was $7.6 million, including $9.0 million in net proceeds from the 2024 Uplisting Offering, partially offset by $1.4 million repayment of convertible promissory notes.

As of December 31, 2025, our cash and cash equivalents were $118.4 million, as compared to $103.8 million at December 31, 2024.

Days Sales Outstanding (“DSO”) has decreased to 56 days for the year ended December 31, 2025 from 64 days for the year ended December 31, 2024.

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

Holding Company Structure

Wetouch is a holding company incorporated in Nevada with no material operations of its own. We conduct substantially all of our operations through our subsidiary established in mainland China. Our equity structure is a direct holding structure, that is, Wetouch, a Nevada corporation listed in the U.S., controls Sichuan Vtouch though BVI Wetouch. See “Item 1. Business – Corporate History and Structure” for more details.

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

Cash and Other Assets Transfers between the Holding Company and Its Subsidiaries

As of March 31, 2026, Wetouch made cumulative capital contributions of RMB348.0 million (US$49.8 million) to its PRC subsidiary through intermediate holding companies and were accounted as long-term investments of Wetouch. As of the date of this Annual Report, these funds have been used by the Company’s PRC subsidiary for its operations.

To date, there have not been any dividends or other distributions from our PRC subsidiary to Wetouch. Wetouch, as a holding company, may rely on dividends and other distributions on equity paid by its PRC subsidiary for its cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to its stockholders, subject to Wetouch’s charter and Nevada law, or to service any expenses and other obligations it may incur.

Within our direct holding structure, the cross-border transfer of funds from Wetouch to its PRC subsidiary is permitted under laws and regulations of the PRC currently in effect. Specifically, Wetouch is permitted to provide funding to its PRC subsidiary in the form of shareholder loans or capital contributions, subject to satisfaction of applicable government registration, approval and filing requirements in China. There are no quantity limits on Wetouch’s ability to make capital contributions to its PRC subsidiary under the PRC law and regulations. However, the PRC subsidiary may only procure stockholder loans from HK Wetouch in an amount equal to the difference between its registered capital and total investment amount as recorded in the Chinese Foreign Investment Comprehensive Management Information System or 2.5 times of its net assets, at the discretion of such PRC subsidiary. For additional information, see “Item 1.A. Risk Factors—Risks Related to Doing Business in China —PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from using the proceeds of any offerings or financings to make loans or additional capital contributions to our Chinese subsidiaries, which could materially and adversely affect our liquidity and our ability to fund and expand our business.”

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

There is no assurance that the PRC government will not intervene or impose restrictions on the ability of us or our subsidiary to transfer cash. Most of our cash is in Renminbi, and the PRC government could prevent the cash maintained in our bank accounts in mainland China from leaving mainland China, could restrict deployment of the cash into the business of our subsidiaries and restrict the ability to pay dividends. For details regarding the restrictions on our ability to transfer cash between us, and our subsidiaries, see “Item 1A. Risk Factors—Risks Related to Doing Business in China — Governmental control of currency conversion may limit our ability to utilize our revenues effectively and affect the value of your investment.” We currently do not have cash management policies that dictate how funds are transferred between our holding company and our subsidiaries.

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

Capital Expenditure Commitment

As of December 31, 2025, the Company had commitment of RMB7.3 million (equivalent to $1.05 million) for construction in progress.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2025.

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

Contract Assets and Liabilities

Payment terms are established on the Company’s pre-established credit requirements based upon an evaluation of customers’ credit quality. Contract assets are recognized for in related accounts receivable. Contract liabilities are recognized for contracts where payment has been received in advance of delivery. The contract liability balance can vary significantly depending on the timing when an order is placed and when shipment or delivery occurs. As of December 31, 2025 and 2024, other than accounts receivable and advances from customers, the Company had no other material contract assets, contract liabilities or deferred contract costs recorded on its consolidated balance sheet. Costs of fulfilling customers’ purchase orders, such as shipping, handling and delivery, which occur prior to the transfer of control, are recognized in selling, general and administrative expense when incurred.

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

Disaggregation of Revenues

The Company disaggregates its revenue from contracts by geography, as the Company believes it best depicts how the nature, amount, timing and uncertainty of the revenue and cash flows are affected by economic factors. The Company’s disaggregation of revenues for the years ended December 31, 2025 and 2024 are disclosed in Note 16 to the financial statements.

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

Inventories

Inventory consists of raw materials, work-in-process and finished goods and is stated at the lower of cost or net realizable value. Cost is determined using a weighted average. For work-in-process and manufactured inventories, cost consists of raw materials, direct labor and an allocated portion of the Company’s production overhead. The Company writes down excess and obsolete inventory to its estimated net realizable value based upon assumptions about future demand and market conditions. For finished goods and work-in-process, if the estimated net realizable value for an inventory item, which is the estimated selling price in the ordinary course of business, less reasonably predicable costs to completion and disposal, is lower than its cost, the specific inventory item is written down to its estimated net realizable value. Net realizable value for raw materials is based on replacement cost. Provisions for inventory write-downs are included in the cost of revenues in the consolidated statements of operations. Inventories are carried at this lower cost basis until sold or scrapped. Reversal of obsolete inventory and write-off inventory were $36,971 and $54,873 were recorded for the years ended December 31, 2025 and 2024, respectively.

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

On February 23, 2024, immediately upon the closing of the 2024 Public Offering, the Company made a full payment to the remaining five outstanding promissory notes. (see details in NOTE 11 – CONVERTIBLE PROMISSORY NOTES PAYABLE-a) Convertible promissory notes). There were no convertible promissory notes as of December 31, 2024.

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

The Company concluded that the Note Warrants (as defined in NOTE 11 – CONVERTIBLE PROMISSORY NOTES PAYABLE – ii) Warrants) issued in October, November and December 2021 financing should be treated as a derivative liability because the Warrants are entitled to a price adjustment provision to allow the exercise price to be increased or reduced in the event the Company issues or sells any additional shares of common stock at a price per share more or less than the then-applicable exercise price or without consideration, which is typically referred to as a “Down-round protection” or “anti-dilution” provision. According to ASC 815-40, the “Down-round protection” provision is not considered to be an input to the fair value of a fixed-for-fixed option on equity shares which leads the Warrants to fail to be qualified as indexed to the Company’s own stock and then to fail to meet the scope exceptions of ASC 815. Therefore, the Company accounted for the Warrants as derivative liabilities under ASC 815. Pursuant to ASC 815, derivatives are measured at fair value and re-measured at fair value with changes in fair value recorded in earnings at each reporting period.

The Company used a Black-Scholes-pricing model to estimate the fair values of common stock purchase warrants at the balance sheet dates.

The Note Warrant (see details in NOTE 11 – CONVERTIBLE PROMISSORY NOTES PAYABLE-b) Note Warrant) was issued in 2021 which was valid for three years and expired during the year ended December 31, 2024.

The Company recorded nil and $378,371 gain on changes of fair value of common stock purchase warrant liability for the year ended December 31, 2025 and 2024, respectively.

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

An uncertain tax position is recognized only if it is “more likely than not” that the tax position would be sustained in a tax examination. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. No significant penalties or interest relating to income taxes have been incurred during the years ended December 31, 2025 and 2024. The Company believes that there were no uncertain tax positions as of December 31, 2025 and 2024.

The Company’s operating subsidiary Sichuan Vtouch in China is subject to the income tax laws of the PRC. No significant income was generated outside the PRC for the fiscal years ended December 31, 2025 and 2024. As of December 31, 2025 and 2024, all of the Company’s tax returns of its PRC Subsidiaries remain open for statutory examination by PRC tax authorities.

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

Construction in progress, funded by Company’s working capital, represents manufacturing facilities and office building under construction, is stated at cost and transferred to property, plant and equipment when it is substantially ready for its intended use. No depreciation is recorded for construction in progress. The management estimate that construction in progress for our new facilities will be completed by the first half of 2027 and will transfer construction in progress to property, plant and equipment to start depreciation.

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

On August 6, 2021, Sichuan Vtouch entered into a contract with Chengdu Wenjiang District Planning and Natural Resources Bureau (“Wenjiang Bureau”) for the purchase of a land use right of a parcel of land of 131,010  square feet (12,171. 28 square meters) for a consideration of RMB3,925,234 (equivalent to $561,301) for the Company’s new facility. The Company paid the consideration in full by November 18, 2021 and recorded in the prepayment.

Pursuant to the contract, Sichuan Vtouch will construct a new facility on this parcel according to the specifications. Once the Project is fully completed, Wenjiang Bureau shall transfer the title of land use right to Sichuan Vtouch for 20 years.

The Company’s new facility started in August 2021 yet was delayed and suspended due to the outbreak of Covid-19 and government-ordered shutdowns in China. The Company has rescheduled and extended the completion by first half of 2027 with the production at the new facilities will commencing by the end of 2027.

During the years ended December 31, 2025, management assessed the probability of the obtaining the land use right upon the completion of the new facility, reclassified prepayment of RMB3,925,234 (equivalent to $561,301) to land use right, started the amortization by a useful life of approximately 16 years.

The amortization expense of land use rights was US$16,718 for the years ended December 31, 2025, and included in general and administrative expenses.

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

Impairment of long-lived Assets

Long-lived assets, such as property, plant and equipment, land use rights, are reviewed for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Recoverability of a long-lived asset or asset group to be held and used is measured by a comparison of the carrying amount of an asset or asset group to the estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying value of an asset or asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount that the carrying value exceeds the estimated fair value of the asset or asset group. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third party independent appraisals, as considered necessary. Assets to be disposed are reported at the lower of carrying amount or fair value less costs to sell, and are no longer depreciated. There was $175,426 and nil impairment of construction in progress recognized for the years ended December 31, 2025 and 2024, respectively.

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

In October 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-06, Disclosure Improvements—codification amendments in response to SEC’s disclosure Update and Simplification initiative which amend the disclosure or presentation requirements of codification subtopic 230-10 Statement of Cash Flows—Overall, 250-10 Accounting Changes and Error Corrections—Overall, 260-10 Earnings Per Share—Overall, 270-10 Interim Reporting—Overall, 440-10 Commitments—Overall, 470-10 Debt—Overall, 505-10 Equity—Overall, 815-10 Derivatives and Hedging—Overall, 860-30 Transfers and Servicing—Secured Borrowing and Collateral, 932-235 Extractive Activities—Oil and Gas—Notes to Financial Statements, 946-20 Financial Services—Investment Companies—Investment Company Activities, and 974-10 Real Estate—Real Estate Investment Trusts—Overall. The amendments represent changes to clarify or improve disclosure and presentation requirements of above subtopics. Many of the amendments allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the SEC’s requirements. Also, the amendments align the requirements in the Codification with the SEC’s regulations. For entities subject to existing SEC disclosure requirements or those that must provide financial statements to the SEC for securities purposes without contractual transfer restrictions, the effective date aligns with the date when the SEC removes the related disclosure from Regulation S-X or Regulation S-K. Early adoption is not allowed. For all other entities, the amendments will be effective two years later from the date of the SEC’s removal.

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, establishes incremental disaggregation of income tax disclosures pertaining to the effective tax rate reconciliation and income taxes paid. This standard is effective for fiscal years beginning after December 15, 2024, and requires prospective application with the option to apply it retrospectively. The Company adopted ASU 2023-09 beginning January 1, 2025. The adoption did not have a material impact on the Company’s consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of December 31, 2025, pursuant to Exchange Act Rule 13a-15(b). We concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Material Weaknesses in Internal Control over Financial Reporting

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 based on the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that the Company’s internal control over financial reporting as of December 31, 2025 was not effective.

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

The ineffectiveness of the Company’s internal control over financial reporting was due to the following material weaknesses:

●	(i) the lack of sufficient competent financial reporting and accounting personnel with appropriate understanding of U.S. GAAP and financial reporting requirements to design and implement key controls over financial reporting process to address complex U.S. GAAP accounting issues and related disclosures, in accordance with U.S. GAAP and SEC financial reporting requirements;

●	limited functional internal audit department or personnel that monitors the consistencies of the preventive internal control procedures as well as insufficient policies and procedures in internal audit function to ensure that our policies and procedures have been carried out as planned

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

Management’s Plan to Remediate the Material Weakness

Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions planned include:

●	hiring more qualified accounting personnel with relevant U.S. GAAP and SEC reporting experience and qualifications to strengthen our financial reporting function and to set up a financial and system control framework;

●	appointing Ms. Xing Tang, who has extensive experience in financial reporting and internal controls, including familiarity with Nasdaq financial reporting and compliance requirements, as its Chief Financial Officer in July 2024, and who served as Chief Financial Officer of Elong Power Holdings Ltd. (Nasdaq: ELPW) from August 2013 to June 2024.

●	strengthening accounting record system with access control and financial reporting procedures, including organizing regular training for our accounting staff, especially training related to U.S. GAAP and SEC reporting requirements;

●	Continue to cooperate with operation teams to ensure a control environment in place, and monitor the effectiveness of operations on existing controls and procedures.

●	Establish procedures to assess compliance requirements under the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and improve overall internal control.

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

Name	Age	Position(s) Held
Guangrong Cai	62	Chairman, Director
Zongyi Lian	60	President and Chief Executive Officer
Xing Tang	59	Chief Financial Officer
Jian Feng	30	Secretary, Director
Jiaxing Huang	25	Director
Jing Guo*	35	Director
Yunna Liu**	45	Director

*	Jing Guo has served as a director since May 1, 2025.

**	Yunna Liu has served as a director and a member of the Auditor Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee since November 1, 2025.

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

Jian Feng - Director

Mr. Jian Feng, has served as technician, supervisor, manager and general officer at Haite Co. Ltd.’s Shanghai Office from July 2017 to December 2024. Mr. Feng has since served as the supervisor and vice general manager at Jirui Technology Co. Ltd., a manufacturer of touchscreens. Mr. Feng received a bachelor’s degree in Electronic Information from University of Electronic Science and Technology of China in 2017 and an EMBA degree from Sichuan University in 2019. The Board believes Mr. Feng’s extensive managerial experience and technical expertise will make him a valuable addition to the board.

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

Jing Guo - Director

Ms. Jing Guo, has served as the Human Resources Director (Vice President level) of All Home Furnishings Limited since December 2020. Ms. Guo received a bachelor’s degree in Electronic Information Engineering from the University of Electronic Science and Technology of China in 2012. The Board believes Ms. Guo’s extensive knowledge and background in the fields of human resources management and corporate administration will make her a valuable addition to the Board.

Yunna Liu - Director

Ms. Yunna Liu, has more than twenty years of professional experience in auditing, accounting, and financial management. From November 2024 to October 2025, Ms. Liu served as Manager of the Financial Review and Consolidation Department at Hongkong Succeed Capital limited, where she was responsible for pre-IPO financial due diligence and consolidation reporting for China-based companies seeking U.S. listings. Since December 2024, she has also served as an independent director and Chairperson of the Audit Committee of Anhui Zhengxiaowan Catering Co., Ltd. From March 2018 to October 2024, Ms. Liu was an Audit Manager at Sichuan Anbixin Certified Public Accountants Co., Ltd. Ms. Liu holds a bachelor’s degree in Finance from Southwestern University of Finance and Economics. She is a non-practicing member of the Chinese Institute of Certified Public Accountants (CPA) and holds an Intermediate Accounting Professional Title.

Family Relationships

There is no family relationship among any of our directors or executive officers. There are no arrangements or understandings between our directors and any other person pursuant to which they were appointed as an officer or director of the Company.

Board Committees

We have established three committees under the board of directors: an audit committee, a compensation committee and a nominating and corporate governance committee. We have adopted a charter for each of the three committees. Each committee’s members and functions are described below.

Audit Committee. Our audit committee consists of Yunna Liu, Jing Guo and Jiaxing. Ms. Liu is the chairperson of the audit committee. We have determined that Ms. Liu, Mr. Guo and Mr. Huang each satisfy the “independence” requirements of Nasdaq Listing Rule 5605(a)(2) and meet the independence standards under Rule 10A-3 under the Exchange Act. We have determined that Ms. Liu qualifies as an “audit committee financial expert.”

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

Compensation Committee. Our compensation committee consists of Yunna Liu, Jing Guo and Jiaxing Huang. Mr. Guo is the chairperson of our compensation committee. We have determined that Ms. Liu, Mr. Guo and Mr. Huang each are “independent,” as such term is defined for directors and compensation committee members in the listing standards of the NASDAQ Stock Market LLC. Additionally, each qualifies as “non-employee directors” for purposes of Rule 16b-3 under the Securities Exchange Act of 1934 and as “outside directors” for purposes of Section 162(m) of the Internal Revenue Code.

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

Nominating and Corporate Governance Committee. Our nominating and corporate governance committee consists of Yunna Liu, Jing Guo and Jiaxing, Huang. Mr. Huang is the chairperson of our nominating and corporate governance committee. We have determined that each of Ms. Chen, Mr. Huang and Mr. Huang qualifies as “independent” as that term is defined by Nasdaq Listing Rule 5605(a)(2).

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities (“Reporting Persons”) to file reports of ownership and changes in ownership with the SEC. Based solely on our review of copies of such reports and representations from the Reporting Persons, we believe that during the fiscal year ended December 31, 2025, the Reporting Persons timely filed all such reports, except that Ms. Xing Tang, our CFO, Mr. Guangrong Cai, our Chairman, Mr. Jiaxing Huang, Mr. Guijun Gan, Mr. Jian Feng, Ms. Yunna Liu, our directors, failed to timely file Forms 3 as officers and directors of the Company. No securities of the Company are beneficially owned by Ms. Xing Tang, Mr. Jiaxing Huang, Mr. Guijun Gan, Mr. Jian Feng, and Ms. Yunna Liu.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth total compensation paid to our named executive officers for the years ended December 31, 2025 and 2024.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	All other compensation ($)	Total ($)

Zongyi Lian, President, Chief Executive Officer	2025	$12,530	-	-	-	-	$12,530
	2024	$12,857	-	-	-	-	$12,857

Yuhua Huang, Chief Financial Officer (1)	2025	$-	-	-	-	-	$-
	2024	$7,500	-	-	-	-	$7,500

Xing Tang, Chief Financial Officer (2)	2025	$67,560	-	-	-	-	$67,560
	2024	$28,150					$28,150

(1)	Yuhua Huang resigned as Chief Financial Officer of the Company on July 8, 2024.

(2)	Xing Tang was appointed as Chief Financial Officer of the Company on July 8, 2024.

Employment Agreements

Zongyi Lian

On November 21, 2017, Sichuan Wetouch entered into an employment agreement with its Chief Executive Officer, Zongyi Lian, pursuant to which he receives an annual base salary of approximately $23,374 (equivalent to RMB168,000) plus other annual remuneration, including but not limited to position salary of approximately $16,696 (equivalent to RMB120,000), confidentiality fee of approximately $6,678 (equivalent to RMB48,000) and subsidies of approximately $8,904 (equivalent to RMB64,000). Mr. Lian’s employment is for an initial term of three (3) years and may be renewed by the parties within 30 days prior to the expiration of the employment agreement. On November 13, 2020, the employment agreement with Mr. Lian was renewed for another three (3) years until November 20, 2023, with similar terms and conditions. Amount reflects salary paid to Mr. Lian for services rendered to our former operating subsidiary, Sichuan Wetouch. Such employment agreement has been assigned to our PRC subsidiary, Sichuan Vtouch. On April 16, 2024, our board of directors ratified and approved the extension of the term of employment of Mr. Lian as our CEO for another three years from November 21, 2023 under the same terms and conditions. We expect to enter into a new agreement with Mr. Lian to memorialize the terms and conditions and expect to file with the SEC upon execution.

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

Yuhua Huang

On November 1, 2017, Sichuan Wetouch entered into an employment agreement with our former Chief Financial Officer, Yuhua Huang, pursuant to which he received an annual base salary of approximately $11,687 (equivalent to RMB84,000) plus other annual remuneration, including but not limited to position salary of approximately $8,348 (equivalent to RMB60,000), confidentiality fee of approximately $3,339 (equivalent to RMB24,000) and subsidies of approximately $4,452 (equivalent to RMB32,000). Mr. Huang’s initial employment was for an initial term of three (3) years, which was renewed by the parties for another three (3) years until October 31, 2023, with similar terms and conditions. On April 16, 2024, our board of directors ratified and approved the extension of the term of employment of Mr. Huang as our Chief Financial Officer for another three years starting from November 1, 2023 under the same terms and conditions. On July 8, 2024, Yuhua Huang resigned as Chief Financial Officer of the Company and ceased to be employed by us.

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

Each officer is obligated to pay $6,957 to $13,913 (equivalent to RMB50,000 to RMB100,000) as a penalty, together with any earnings generated from the use or disclosure of the confidential information, to Sichuan Vtouch for violation of the confidentiality and non-competition agreements.

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

The incentive-based compensation subject to recovery is the incentive-based compensation received during the three completed fiscal years immediately preceding the date that we are required to prepare an accounting restatement as described above, provided that the person served as an executive officer at any time during the performance period applicable to the incentive-based compensation in question provided that the clawback policy shall only apply if the incentive-based compensation is received while we have a class of securities listed on Nasdaq and on or after October 2, 2023. None of our officers’ employment agreements provide incentive-based compensation during the year ended December 31, 2025.

Outstanding Equity Awards at Fiscal Year-End

There are no outstanding equity awards to our executive officers as of December 31, 2025.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers as of December 31, 2025.

Director Compensation

The table below shows the compensation paid to our non-employee directors during 2025 (Amounts in US dollars).

Name	Year	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All other Compensation	Total

Yunna Liu (1)	2025	$705	-	-	-	-	-	$705

Jing Guo (2)	2025	$1,865	-	-	-	-	-	$1,865

Jian Feng (3)	2025	$4,062	-	-	-	-	-	$4,062

Jiaxing Huang (4)	2025	$12,522	-	-	-	-	-	$12,522

Guijun Gan (5)	2025	$8,870	-	-	-	-	-	$8,870

Jing Chen (6)	2025	$10,000	-	-	-	-	-	$10,000

Jiaying Chai (7)	2025	$11,280	-	-	-	-	-	$11,280

(1)	Yunna Liu was appointed as a director of the Company on November 1, 2025.

(2)	Jing Guo was appointed as a director of the Company on May 1, 2025.

(3)	Jian Feng was appointed as a director on September 5, 2025

(4)	Jiaxing Huang was appointed as a director of the Company on June 28, 2024, effective July 1, 2024.

(5)	Guijun Gan resigned as a director of the Company on September 16, 2025.

(6)	Jing Chen resigned as a director of the Company on April 29, 2025

(7)	Jiaying Cai resigned as a member of the Board of Directors on September 4, 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of April 8, 2026, the number of shares of common stock beneficially owned by (i) each person, entity or group (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each of our directors (iii) each of our Named Executive Officers and (iv) all executive officers and directors as a group.

All information with respect to beneficial ownership has been furnished by the respective 5% or more stockholders, directors or executive officers, as the case may be. Unless otherwise noted, the mailing address of each listed beneficial owner is No. 29, Third Main Avenue, Shigao Town, Renshou County, Meishan, Sichuan, China.

The percentages below were calculated based on 11,931,534 shares of common stock issued and outstanding as of April 8, 2026.

Shares Beneficially Owned
Name of Beneficial Owner	Shares	Percentage
Executive Officers and Directors:
Guangrong Cai (1)	9,576	*
Zongyi Lian (2)	-	-
Jian Feng	-	-
Jiaxing Huang	-	-
Jing Guo	-	-
Xing Tang	-	-
Yunna Liu	-	-
All officers and directors as a group (8 persons)	9,576	*

5% or Greater Holders:	-	-

*	Less than 1%

(1)	Represents 9,576 shares of common stock held of record by Guangrong Cai, Chairman of the Company.

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

As of December 31, 2025 and 2024, the Company had an outstanding payable of approximately $286,311 and $149,211, respectively, due to Chengdu Wetouch Intelligent Optoelectronics Co., Ltd., an affiliate of Ms. Jiaying Cai, a former director and secretary of the Company, and niece of Mr. Guangrong Cai. These payable were unsecured, non-interest bearing, and due on demand.

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

Based on this review, the Board has determined that each of Jing Guo, Jiaxing Huang, and Yunna Liu qualifies as an independent director under Nasdaq Listing Rule 5605(a)(2). In addition, the Board determined that these directors meet the heightened independence standards applicable to audit committee members under Rule 10A-3 of the Exchange Act and Nasdaq rules, and to compensation and nominating committee members under Nasdaq rules. Ms. Chen also qualifies as an “audit committee financial expert” as defined by SEC rules.

The remaining directors, Guangrong Cai, Zongyi Lian, Jian Feng, are not considered independent because of their current roles as executive officers of the Company or family relationship, as described above.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

For the years ended December 31, 2025 and 2024, we incurred aggregate fees and expenses of $245,000 and $475,000, respectively, from ST & Partners PLT and Enrome LLP for works completed for our annual audits and quarterly reviews.

On June 27, 2025, the audit committee of the Company’s board of directors approved the dismissal of Enrome LLP and the engagement of ST & Partners PLT as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2026.

Audit-Related Expenses

Audit-related expenses for 2025 and 2024 were $0 and $0, respectively.

Tax Fees

We incurred aggregate fees and expenses of $0 and $0 for each fiscal year 2025 and 2024, respectively.

All Other Fees

We incurred other fees of $0 and $0 for each fiscal year 2025 and 2024.

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

Exhibit Number	Description of Document
2.1(1)	Share Exchange Agreement dated October 9, 2020 among Wetouch Technology Inc. f/k/a Gulf West Investment Properties, Inc., Wetouch Holding Group Limited, the shareholders of Wetouch Holding Group Limited, Hong Kong Wetouch Electronics Technology Limited and Fengfei Zhang, as administrative agent for the sellers.

3.1	Second Amended and Restated Articles of Incorporation of the Company, dated January 7, 2026 ((incorporated herein by reference to Exhibit 3.1 to the Company’s Current Reports on Form 8-K filed with the Securities and Exchange Commission on January 7, 2026).

3.2(1)	Bylaws of the Company.

4.1(1)	Specimen Common Stock Certificate.

4.2*	Description of Registrant’s Securities.

4.3(1)	Form of Underwriter’s Warrants.

10.1.1(1)	English Translation of Employment Agreement between Sichuan Wetouch Technology Co., Ltd and Zongyi Lian.

10.1.2(1)	English Translation of Confidentiality and Non-Competition Agreement between Sichuan Wetouch Technology Co., Ltd and Zongyi Lian.

10.2.1(2)	Executive Officer Agreement between Wetouch Technology Inc. and Xing Tang.

10.3.1(1)	English Translation of Form of Sichuan Vtouch Technology Co., Ltd. Sales Framework Agreement.

10.4(1)	English Translation of Form of Sichuan Vtouch Technology Co., Ltd. Purchase Order with Suppliers.

10.5(1)	English Translation of Renewed Employment Agreement between Sichuan Wetouch Technology Co., Ltd and Zongyi Lian dated November 13, 2020.

10.6(1)	English Translation of Renewed Confidentiality and Non-Competition Agreement between Sichuan Wetouch Technology Co., Ltd and Zongyi Lian dated November 13, 2020.

10.7(1)	English Translation of Form of Sichuan Wetouch Technology Co., Ltd. Supplemental Agreement to Sales Framework Agreement dated April 2024.

10.8(1)	English Translation of Leaseback Agreement between Sichuan Vtouch Technology Co., Ltd and Sichuan Renshou Shigao Tianfu Investment Co., Ltd dated March 16, 2021.

10.9(4)	English Translation of Leaseback Agreement between Sichuan Vtouch Technology Co., Ltd and Meishan Huantian Industrial Co., Ltd. (formerly known as Sichuan Renshou Shigao Tianfu Investment Co., Ltd) dated October 30, 2023.

10.10(1)	Securities Purchase Agreement, dated as of October 27, 2021, between Wetouch Technology Inc. and Talos Victory Fund, LLC

10.11(1)	Registration Rights Agreement dated as of October 27, 2021, between Wetouch Technology Inc. and Talos Victory Fund, LLC

10.12(1)	Securities Purchase Agreement, dated as of November 5, 2021, between Wetouch Technology Inc. and Mast Hill Fund, L.P.

10.13(1)	Registration Rights Agreement dated as of November 5, 2021, between Wetouch Technology Inc. and Mast Hill Fund, L.P.

10.14(1)	Securities Purchase Agreement, dated as of November 16, 2021, between Wetouch Technology Inc. and FirstFire Global Opportunities Fund, LLC.

10.15(1)	Registration Rights Agreement dated as of November 16, 2021, between Wetouch Technology Inc. and FirstFire Global Opportunities Fund, LLC.

10.16(1)	Securities Purchase Agreement, dated as of November 24, 2021, between Wetouch Technology Inc. and LGH Investments, LLC.

10.17(1)	Registration Rights Agreement dated as of November 24, 2021, between Wetouch Technology Inc. and LGH Investments, LLC.

10.18(1)	Securities Purchase Agreement, dated as of November 29, 2021, between Wetouch Technology Inc. and Fourth Man, LLC.

10.19(1)	Registration Rights Agreement dated as of November 29, 2021, between Wetouch Technology Inc. and Fourth Man, LLC.

10.20(1)	Securities Purchase Agreement, dated as of December 2, 2021, between Wetouch Technology Inc. and Jefferson Street Capital LLC.

10.21(1)	Registration Rights Agreement dated as of December 2, 2021, between Wetouch Technology Inc. and Jefferson Street Capital LLC.

10.22(1)	Securities Purchase Agreement, dated as of December 2, 2021, between Wetouch Technology Inc. and Blue Lake Partners, LLC.

10.23(1)	Registration Rights Agreement dated as of December 2, 2021, between Wetouch Technology Inc. and Blue Lake Partners LLC.

10.24(1)	Form of Securities Purchase Agreement.

10.25(4)	English Translation of State-owned Construction Land Use Rights Transfer Contract, dated as of August 6, 2021, between Sichuan Vtouch Technology Co., Ltd and Wenjiang District, Chengdu City Co., Ltd.

10.26(4)	English Translation of Construction Contract, dated as of July 27, 2021, between Sichuan Vtouch Technology Co., Ltd and Sichuan Chunqiu Development and Construction Group Co. Ltd.

10.27(3)	Form of Director Offer Letter

10.28**	English Translation of Lease Agreement, dated September 29, 2025, between Sichuan Vtouch Technology Co., Ltd and Sichuan Renshou Shigao Tianfu Investment Co., Ltd.

14	Code of Ethics (incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 2022)

19(4)	Insider Trading Policy.

21.1(1)	List of subsidiaries of the Company.

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Sarbanes-Oxley Act.

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97(4)	Executive Compensation Recovery Policy

99.1(4)	Audit Committee Charter

99.2(4)	Compensation Committee Charter

99.3(4)	Nominating and Corporate Governance Committee Charter

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	filed herewith

**	Furnished herewith

(1)	Filed as an exhibit to the registrant’s registration statement on Form S-1, File No. 333-270726 and incorporated herein by reference.

(2)	Filed as an exhibit to the registrant’s current report on Form 8-K, filed with the SEC on July 12, 2024.

(3)	Filed as an exhibit to the registrant’s current report on Form 8-K, filed with the SEC on July 1, 2024.

(4)	Filed as an exhibit to the registrant’s annual report on Form 10-K, filed with the SEC on April 16, 2024.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 13, 2026

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

/s/ Zongyi Lian	President	April 13, 2026
Zongyi Lian	Chief Executive Officer and Chairman(Principal Executive Officer)

/s/ Xing Tang	Chief Financial Officer	April 13, 2026
Xing Tang	(Principal Financial and Accounting Officer)

/s/ Guangrong Cai	Chairman and Director	April 13, 2026
Guangrong Cai

/s/ Jian Feng	Secretary and Director	April 13, 2026
Jian Feng

/s/ Jing Guo	Director	April 13, 2026
Jing Guo

/s/ Jiaxing Huang	Director	April 13, 2026
Jiaxing Huang

/s/ Yunna Liu	Director	April 13, 2026
Yunna Liu

Item 1. Financial Statements

WETOUCH TECHNOLOGY INC. AND ITS SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Wetouch Technology Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Wetouch Technology Inc. and its subsidiaries (collectively, the”Company”) as of December 31, 2025 and the related consolidated statements of operation and comprehensive loss, consolidated statements of changes in shareholders ‘equity, and consolidated statements of cash flows for the years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/S/ ST & Partners PLT

Malaysia

April 13, 2026

We have served as the Company’s auditor since 2025

PCAOB ID Number 7261

WETOUCH TECHNOLOGY INC. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars(“US”), except for number of shares)

	December 31, 2025	December 31, 2024

ASSETS
CURRENT ASSETS
Cash	$118,363,448	$103,760,324
Accounts receivable, net	6,505,038	7,504,630
Inventories	45,202	112,327
Prepaid expenses and other current assets	1,189,616	2,762,580
TOTAL CURRENT ASSETS	126,103,304	114,139,861

Property, plant and equipment, net	8,885,976	12,782,997
Land use right, net	544,118
Operating right-of-use assets	521,454	1,055,208
Deferred tax assets	71,223	41,397
Long-term prepayment	4,510,973	-
TOTAL ASSETS	$140,637,048	$128,019,463

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,063,759	$1,263,981
Due to a related party	286,311	149,211
Accrued expenses and other current liabilities	1,372,047	966,461
Operating lease liabilities- current	521,454	571,539
TOTAL CURRENT LIABILITIES	3,243,571	2,951,192

Operating lease liabilities- non current	-	482,606
TOTAL LIABILITIES	$3,243,571	$3,433,798

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 15,000,000 shares authorized, 11,931,534 and 11,931,534 issued and outstanding as of December 31, 2025 and 2024, respectively*	$11,932	$11,932
Additional paid in capital*	52,501,680	52,501,680
Statutory reserve	8,073,968	8,073,968
Retained earnings	81,789,884	74,629,374
Accumulated other comprehensive loss	-4,983,987)	(10,631,289)
TOTAL STOCKHOLDERS’ EQUITY	137,393,477	124,585,665
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$140,637,048	$128,019,463

*	Retrospectively restated for effect of reverse stock split (1-for-20), see Note 12 (2)

The accompanying notes are an integral part of these consolidated financial statements.

WETOUCH TECHNOLOGY INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(Currency expressed in United States Dollars(“US”), except for number of shares)

	The Years Ended December 31,
	2025	2024

REVENUES	$45,136,818	$42,280,373
COST OF REVENUES	(30,766,304)	(28,673,574)
GROSS PROFIT	14,370,514	13,606,799

OPERATING EXPENSES
Selling expenses	(569,240)	(752,795)
General and administrative expenses	(3,834,947)	(3,536,597)
OPERATING EXPENSES	(4,404,187)	(4,289,392)

INCOME FROM OPERATIONS	9,966,327	9,317,407

Interest income	156,627	152,336
Interest expense	-	(1,169,974)
Other income	35,906	10,708
Gain (loss)on changes in fair value of common stock purchase warrants liability	-	378,371
TOTAL OTHER INCOME (EXPENSE), NET	192,533	(628,559)

INCOME BEFORE INCOME TAX EXPENSES	10,158,860	8,688,848

INCOME TAX EXPENSES	(2,998,350)	(2,657,690)

NET INCOME	$7,160,510	$6,031,158

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	5,647,302	(3,355,857)
COMPREHENSIVE INCOME	$12,807,812	$2,675,301

EARNINGS PER COMMON SHARE*
Basic	$0.60	$0.52
Diluted	$0.60	$0.52
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING*
Basic	11,931,534	11,630,358
Diluted	11,931,534	11,681,063

*	Retrospectively restated for effect of reverse stock split (1-for-20), see Note 12 (2)

The accompanying notes are an integral part of these consolidated financial statements.

WETOUCH TECHNOLOGY INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Currency expressed in United States Dollars(“US”), except for number of shares)

	Common stock at Par value $0.001		Additional paid-in	Statutory	Retained	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	reserve	Earnings	loss	equity
Balance as of December 31 2023*	9,732,948	$9,733	$43,514,125	$7,195,092	$69,477,092	$(7,275,432)	$112,920,610

Issuance of common stock from the 2024 Public Offering, net of issuance costs	2,160,000	2,160	8,987,594	-	-	-	8,989,754
Exercise of warrants issued in conjunction with legal/consultant services in 2020 and 2021	35,861	36	(36)	-	-	-	-
Exercise of warrants issued to third parties in conjunction with debt issuance in 2021	2,725	3	(3)	-	-	-	-
Appropriation to statutory reserve				878,876	(878,876)
Net income	-	-	-	-	6,031,158	-	6,031,158
Foreign currency translation adjustment	-	-	-	-	-	(3,355,857)	(3,355,857)
Balance as of December 31, 2024	11,931,534	$11,932	$52,501,680	$8,073,968	$74,629,374	$(10,631,289)	$124,585,665
Net income	-	-	-	-	7,160,510	-	7,160,510
Foreign currency translation adjustment	-	-	-	-	-	5,647,302	5,647,302
Balance as of December 31, 2025	11,931,534	$11,932	$52,501,680	$8,073,968	$81,789,884	$(4,983,987)	$137,393,477

*	Retrospectively restated for effect of reverse stock split (1-for-20), see Note 12 (2)

The accompanying notes are an integral part of these consolidated financial statements.

WETOUCH TECHNOLOGY INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars(“US”),except for number of shares)

	For the Years Ended December 31,
	2025	2024

Cash flows from operating activities
Net income	$7,160,510	$6,031,158
Adjustments to reconcile net income to cash provided by operating activities
(Reversal of) allowance for credit losses	(30,516)	44,862
(Reversal of) provision for obsolete inventory	(36,971)	54,873
Depreciation and amortization	22,374	9,805
Impairment loss on construction in progress	175,426	-
Amortization of discounts and issuance cost of the notes	-	5,715
(Gain) on changes in fair value of common stock purchase warrants liability	-	(378,371)
Amortization of operating Right-of-use assets	601,157	98,387
Changes in operating assets and liabilities:
Accounts receivable	1,291,782	(256,681)
Inventories	107,066	50,328
Prepaid expenses and other current assets	1,622,597	(1,771,602)
Deferred tax assets	(27,256)	(41,993)
Long-term investment	(4,388,965)	-
Accounts payable	(248,654)	649,915
Loans from a third party	-	(135,000)
Due to related parties	137,100	149,211
Accrued expenses and other current liabilities	393,236	(3,343,142)
Operating lease liabilities	612,684	(98,387)
Net cash provided by operating activities	7,391,570	1,069,078

Cash flows from investing activities
Purchase of property, plant and equipment	(322,304)	(271,830)
Net cash used in investing activities	(322,304)	(271,830)

Cash flows from financing activities
Proceeds from issuance of public offerings, net of expenses	-	8,989,754
Repayments of convertible promissory notes payable	-	(1,400,750)
Net cash provided by financing activities	-	7,589,004

Effect of changes of foreign exchange rates on cash	7,533,858	(2,666,482)
Net increase in cash	14,603,124	5,719,770
Cash, beginning of year	103,760,324	98,040,554
Cash, end of year	$118,363,448	$103,760,324
Supplemental disclosures of cash flow information
Interest paid	$-	$1,186,210
Income taxes paid	$3,026,273	$2,890,222

Supplemental disclosures of non-cash flow information
Issue costs charged to additional paid-in capital	$-	$1,810,246
Exercise of warrant shares	$-	$38,586
Lease liabilities arising from obtaining right-of-use assets	$11,526	1,992

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

The following diagram illustrates the Company’s current corporate structure:

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The accompanying consolidated financial statements include the financial statements of Wetouch and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated upon consolidation

(b) Uses of estimates

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

The Company adopted ASC 326, Financial Instruments — Credit Loss to estimate the allowance of credit losses for accounts receivable based upon the current expected credit losses (“CECL”) model. The CECL model requires an estimate of the credit losses expected over the life of accounts receivable since initial recognition, and accounts receivable with similar risk characteristics are grouped together when estimating CECL. In assessing the CECL, the Company considers both quantitative and qualitative information that is reasonable and supportable, including historical credit loss experience, adjusted for relevant factors impacting collectability and forward-looking information indicative of external market conditions. While the Company uses the best information available in making determination, the ultimate recovery of recorded receivables is also dependent upon future economic events and other conditions that may be beyond the Company’s control. Accounts receivable which are deemed to be uncollectible are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. There is a time lag between when the Company estimates a portion of or the entire account balances to be uncollectible and when a write off of the account balances is taken. The Company does not have any off-balance sheet credit exposure related to its customers.

 (e) Inventory

Inventory consists of raw materials, work-in-process and finished goods and is stated at the lower of cost or net realizable value. Cost is determined using a weighted average. For work-in-process and manufactured inventories, cost consists of raw materials, direct labor and an allocated portion of the Company’s production overhead. The Company writes down excess and obsolete inventory to its estimated net realizable value based upon assumptions about future demand and market conditions. For finished goods and work-in-process, if the estimated net realizable value for an inventory item, which is the estimated selling price in the ordinary course of business, less reasonably predicable costs to completion and disposal, is lower than its cost, the specific inventory item is written down to its estimated net realizable value. Net realizable value for raw materials is based on replacement cost. Provisions for inventory write-downs are included in the cost of revenues in the consolidated statements of operations. Inventories are carried at this lower cost basis until sold or scrapped. Reversal of obsolete inventory and write-off inventory were $36,971 and $54,873 were recorded for the years ended December 31, 2025 and 2024, respectively.

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

The construction of the new facility was delayed first due to the impact of COVID 19 and later the supply of the construction materials. The management estimate that construction in progress for our new facilities will be completed by the end of first half of 2027 and will transfer construction in progress to property, plant and equipment to start depreciation.

(g) Land use right, net

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

On August 6, 2021, Sichuan Vtouch entered into a contract with Chengdu Wenjiang District Planning and Natural Resources Bureau (“Wenjiang Bureau”) for the purchase of a land use right of a parcel of land of 131,010  square feet (12,171. 28 square meters) for a consideration of RMB3,925,234 (equivalent to $561,301) for the Company’s new facility. The Company paid the consideration in full by November 18, 2021 and recorded in the prepayment.

Pursuant to the contract, Sichuan Vtouch will construct a new facility on this parcel according to the specifications. Once the Project is fully completed, Wenjiang Bureau shall transfer the title of land use right to Sichuan Vtouch for 20 years.

The Company’s new facility started in August 2021 yet was delayed and suspended due to the outbreak of Covid-19 and government-ordered shutdowns in China. The Company has rescheduled and extended the completion by first half of 2027 with the production at the new facilities will commencing by the end of 2027.

During the years ended December 31, 2025, management assessed the probability of the obtaining the land use right upon the completion of the new facility, reclassified prepayment of RMB3,925,234 (equivalent to $561,301) to land use right, started the amortization by a useful life of approximately 16 years.

The amortization expense of land use rights was US$16,718 for the years ended December 31, 2025, and included in general and administrative expenses.

Useful life
Land use right	16 years

(h) Lease

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

(i) Common stock purchase warrants

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

The Note Warrant (see details in NOTE 11 – CONVERTIBLE PROMISSORY NOTES PAYABLE-b) Note Warrant) was issued in 2021 which was valid for three years and expired during the year ended December 31, 2024.

The Company recorded $378,371 gain on changes of fair value of common stock purchase warrant liability for the year ended December 31, 2024.

(j) Fair value of financial instruments

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

(k) Fair value measurement

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

(l) Impairment of long-lived Assets

Long-lived assets, such as property, plant and equipment, land use rights, are reviewed for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Recoverability of a long-lived asset or asset group to be held and used is measured by a comparison of the carrying amount of an asset or asset group to the estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying value of an asset or asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount that the carrying value exceeds the estimated fair value of the asset or asset group. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Assets to be disposed are reported at the lower of carrying amount or fair value less costs to sell, and are no longer depreciated. There was $175,426 and nil impairment of construction in progress recognized for the years ended December 31, 2025 and 2024, respectively.

(m) Foreign Currency Translation

The Company uses US dollars as the reporting currency. The Company’s subsidiary HK Wetouch’s functional currency for HK Wetouch is Hong Kong dollar. The functional currency of Sichuan Vtouch is the Chinese Yuan (“RMB”). The Company’s consolidated financial statements have been translated into US$. Assets and liabilities accounts are translated using the exchange rate at each reporting period end date. Equity accounts are translated at historical rates. Income and expense accounts are translated at the average rate of exchange during the reporting period. The resulting translation adjustments are reported under other comprehensive income (loss). Gains and losses resulting from the translations of foreign currency transactions and balances are reflected in the results of operations. During the years ended December 31, 2025 and 2024, the Company recorded loss of $54,626 and gain of $52,211 on foreign currency transactions in the line of general & administration expenses, respectively.

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

The following table outlines the currency exchange rates that were used in creating the consolidated financial statements in this report:

	December 31, 2025	December 31, 2024
Year-end spot rate	US$1=RMB 6.9931	US$1=RMB 7.2993
Average rate	US$1=RMB 7.1875	US$1=RMB 7.1957

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

Disaggregation of Revenues

The Company disaggregates its revenue from contracts by geography, as the Company believes it best depicts how the nature, amount, timing and uncertainty of the revenue and cash flows are affected by economic factors. The Company’s disaggregation of revenues for the years ended December 31, 2025 and 2024 are disclosed in Note 15 to the financial statements.

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

(p) Segment reporting

In accordance with ASC 280, Segment Reporting, operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) or decision-making group, in deciding how to allocate resources and in assessing performance. The Company evaluated its portfolio of service to determine whether certain services exhibit similar characteristics, such that they should be grouped together in the Company’s disclosure. The Company derives revenue primarily from selling various touchscreens to customers and the products have similar economic characteristics with respect to raw materials, vendors, marketing and promotions, customers and methods of distribution. The Company’s chief operating decision maker (“CODM”) has been identified as the Chief Executive Officer (“CEO”), who reviews consolidated results when making decisions about allocating resources and assessing performance of the Company. The CODM confers regularly to review trends in operating metrics, revisit, assess, and adjust significant strategic and operational matters, and make resource adjustments as needed. These discussions include exploring opportunities for responding immediately and effectively to operational adjustments, aligning ongoing business activities with corporate-level objectives, improving customer satisfaction, and enhancing corporate culture, among other management concerns. The primary measure of segment revenue and profitability for the Company’s operating segment is considered to be consolidated revenue and net income. Certain financial information, such as revenue, can be disaggregated, whereas cost of revenues, selling and marketing expenses, general and administrative expenses, research and development expenses and other income (expenses), are mixed and not disaggregated. Hence, with respect to costs of revenues and operating expenses and other income (expenses), no discrete financial information beyond the consolidated results is prepared and presented to the CODM.

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

 (r) Income taxes

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

(s) Value added tax (“VAT”)

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

(t) Earnings per Share

The Company computes earnings per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. As of December 31, 2025 and 2024, warrants were included for the dilutive EPS calculation, respectively.

(u) Comprehensive income (loss)

Comprehensive income (loss) consists of two components, net income and other comprehensive income (loss). The foreign currency translation gain or loss resulting from translation of the financial statements expressed in RMB to US$ is reported in other comprehensive income (loss) in the consolidated statements of income and comprehensive income.

(v) Recent accounting pronouncements

In October 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-06, Disclosure Improvements—codification amendments in response to SEC’s disclosure Update and Simplification initiative which amend the disclosure or presentation requirements of codification subtopic 230-10 Statement of Cash Flows—Overall, 250-10 Accounting Changes and Error Corrections—Overall, 260-10 Earnings Per Share—Overall, 270-10 Interim Reporting—Overall, 440-10 Commitments—Overall, 470-10 Debt—Overall, 505-10 Equity—Overall, 815-10 Derivatives and Hedging—Overall, 860-30 Transfers and Servicing—Secured Borrowing and Collateral, 932-235 Extractive Activities—Oil and Gas—Notes to Financial Statements, 946-20 Financial Services—Investment Companies—Investment Company Activities, and 974-10 Real Estate—Real Estate Investment Trusts—Overall. The amendments represent changes to clarify or improve disclosure and presentation requirements of above subtopics. Many of the amendments allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the SEC’s requirements. Also, the amendments align the requirements in the Codification with the SEC’s regulations. For entities subject to existing SEC disclosure requirements or those that must provide financial statements to the SEC for securities purposes without contractual transfer restrictions, the effective date aligns with the date when the SEC removes the related disclosure from Regulation S-X or Regulation S-K. Early adoption is not allowed. For all other entities, the amendments will be effective two years later from the date of the SEC’s removal.

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, establishes incremental disaggregation of income tax disclosures pertaining to the effective tax rate reconciliation and income taxes paid. This standard is effective for fiscal years beginning after December 15, 2024, and requires prospective application with the option to apply it retrospectively. The Company adopted ASU 2023-09 beginning January 1, 2025. The adoption did not have a material impact on the Company’s consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

NOTE 3 — ACCOUNTS RECEIVABLE

The Company’s accounts receivable primarily includes balance due from customers when the Company’s products are sold and delivered to customers.

	December 31, 2025	December 31, 2024
Accounts receivable	$6,505,535	$7,504,630
Allowance for credit losses	(497)	-
Accounts receivable, net	$6,505,038	$7,504,630

A movement of credit losses were as following:

	For the Years Ended December 31,
	2025	2024
Balance at beginning of period	$-	$-
Allowance for the year	497	-
Balance at end of Year	$497	$-

The following table provides an analysis of the aging of accounts receivable as of December 31, 2025 and December 31, 2024:

	December 31, 2025	December 31, 2024

Current	$2,866,497	$3,726,124
1-3 months past due	2,946,141	2,536,815
4-6 months past due	657,474	1,241,691
6-12 months past due	34,926	-
Total accounts receivable	$6,505,038	$7,504,630

NOTE 4 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	December 31, 2025	December 31, 2024

Advance to suppliers	$3,638	$252,618
Prepayment for land use right (i)	-	537,755
Security deposit (ii)	56,198	53,840
Prepaid consulting service fees (iii)	-	884,687
Prepaid market research fees (iv)	955,000	955,000
Tax receivable (v)	105,370	-
Others receivable (vi)	69,410	78,680
Prepaid expenses and other current assets	$1,189,616	$2,762,580

(i)	On August 6, 2021, Sichuan Vtouch entered into a contract with Chengdu Wenjiang District Planning and Natural Resources Bureau for the purchase of a land use right of a parcel of land of 131,010 square feet for a consideration of RMB3,925,234 (equivalent to $561,301) for the Company’s new facility. The Company paid the consideration in full by November 18, 2021. Upon issuance of a certificate of land use right by the local government, which is estimated to be obtained by the first half of 2027. As the construction is approaching the end, management assessed the certainty of the such a title, accordingly reclassified this prepayment to land use right during the years ended December 31, 2025.

(ii)	On July 28, 2021, Sichuan Vtouch made a security deposit of RMB393,000 (equivalent to $56,198) to Chengdu Cross-Strait Science and Technology Industry Development Park Management Committee to obtain a construction license for its new facility. This deposit will be refunded upon the completion of the new facility.

(iii)	In May 2023, the Company entered into two third-party consulting service agreements for a fee of $1.35 million and $3.05 million, respectively, for the three-year consulting services. The total fee would be amortized over the three-year services and reclassified to stock issuance costs accordingly. As of December 31, 2025, the Company this prepaid consulting service fees has been amortized in full.

(iv)	On February 29, 2024, the Company advanced market research fees $70,000 and $855,000, respectively, to two unrelated individuals, Mr. Chien Hui Chueh and Mr. Cheung Ming Lin, in relation to the Company’s market research service overseas. The two individuals signed borrowing contracts with a principal amount of $70,000 and $855,000, respectively, on February 29, 2024. Those contracts were issued to the Company to evidence the advances, bearing 3.45% interest per annum, and payable on February 28, 2025, and extended till August 29, 2026.

(v)	Tax receivable mainly include prepaid corporate income tax and value-added tax (VAT) refundable.

(vi)	Other receivables are mainly employee advances, and prepaid expenses.

NOTE 5 — PROPERTY, PLANT AND EQUIPMENT, NET

	December 31, 2025	December 31, 2024
Buildings	$12,315	$11,798
Machinery and equipment	8,008	7,672
Vehicles	41,871	40,114
Construction in progress	8,863,391	12,755,791
Sub total	8,925,585	12,815,375
Less: accumulated depreciation	(39,609)	(32,378)
Property, plant and equipment, net	$8,885,976	12,782,997)

Depreciation expense was $5,656 and $9,805 for the years ended December 31, 2025 and  2024, respectively.

There was $175,426 and nil impairment of construction in progress recognized for the years ended December 31, 2025 and 2024, respectively.

As of December 31, 2025, the Company had commitment of RMB7.3 million (equivalent to $1.05 million) for construction in progress of our new facility.

NOTE 6 — OPERATING LEASE

In March 2021, pursuant to the local PRC government guidelines on local environmental issues and the national plan, the Company was under the government directed relocation order to relocate from a parcel of state-owned land where we maintained our executive offices, research and development facilities and factories. The Company received a total amount of RMB115.2 million (approximately $16.5 million) from the local government to start the construction of the new facility in a neighboring Chengdu Wenjiang District.

On March 16, 2021, in order to minimize interruption of the Company’s business, Sichuan Vtouch  entered into a leasing agreement with Sichuan Renshou Shigao Tianfu Investment Co., Ltd. (later renamed as Meishan Huantian Industrial Co., Ltd.), a limited liability company owned by the local government, to lease the property, and all buildings, facilities and equipment thereon (the “Demised Properties) of Sichuan Wetouch, commencing from April 1, 2021 until December 31, 2021 at a monthly rent of RMB300,000 ($42,899), which period was extended to October 31, 2022. The lease was renewed on October 30, 2022, October 30, 2023, August 9, 2024 and September 29, 2025, respectively, with a monthly rent of RMB 400,000 ($57,199), the term of which has been extended to October 31, 2026 for the use of the Demised Properties.

Management makes estimates and assumptions to use the leasing property till the end of October 2026, and applies ASU 2016-02 “Leases (Topic 842) as practical expedients during the years ended December 31, 2025.

Both operating lease expense and short-term lease expense are recognized in cost of revenues and general and administrative expenses.

The lease expense for the years ended December 31, 2025 and 2024 was as follows:

	For the Years Ended December 31,
	2025	2024
Lease expense
Operating lease expense	$612,684	$98,387
Short-term lease expense	-	491,934
Total lease expense	$612,684	$590,321

The balances for the operating leases where the Company is the lessee are presented as follows:

	December 31, 2025	December 31, 2024

Operating lease right-of-use assets	$521,454	$1,055,208
Lease liabilities – current	521,454	571,539
Lease liabilities – non-current	-	482,606
Total operating lease liabilities	$521,454	$1,054,145

The following is a schedule, by years, of maturities of lease liabilities as of December 31, 2025:

Operating lease

2026 lease payment	$524,764
Less: imputed interest	(3,310)
Present value of lease liabilities	$521,454

Lease term and discount rate:

	For the Years Ended December 31,
	2025	2024

Weighted-average remaining lease term (years)
Operating lease	0.8	1.8

Weighted-average discount rate
Operating lease	1.38%	1.06%

Supplemental cash flow information related to leases where the Company was the lessee for the years ended December 31,2025 and 2024 was as follows:

	For the Years Ended December 31,
	2025	2024

Cash payments for operating lease	$612,684	$98,387
Lease liabilities arising from obtaining right-of-use assets	11,526	1,992

NOTE 7 — LONG-TERM PREPAYMENT

	December 31, 2025	December 31, 2024

Prepaid equipment	$32,174	$-
Prepaid construction in progress	4,478,799	-
Total long-term prepayment	$4,510,973	$-

In 2021, for the purpose of construction of our new facility (NOTE 5 — PROPERTY, PLANT AND EQUIPMENT, NET), the Company prepaid equipment of RMB225,000 (equivalent to $32,174) to an external equipment provider, and prepaid construction in progress of RMB20,319,674 (equivalent to $2,905,675) and RMB11,001,014 (equivalent to $1,573,124) to two third party constructors. Due to the delayed of construction work incomplete, the Company reclassified the above amount to long-term prepayment. Upon the completion of the new facility, the management will reclass them to property, plant and equipment.

NOTE 8 — RELATED PARTY TRANSACTIONS

Amounts due to a related party were as follows:

	Relationship	December 31, 2025	December 31, 2024	Note
Chengdu Wetouch Intelligent Optoelectronics Co., Ltd.	An affiliate of Ms. Jiaying Cai, niece of the Mr. Guangrong Cai, Chairman of the Company	$286,311	$149,211	Payable to affiliate for expenses paid on behalf of the Company
Total		$286,311	$149,211

Chengdu Wetouch Intelligent Optoelectronics Co., Ltd., was incorporated on January 28, 2021 in Chengdu, Sichuan Province under the laws of PRC, with Ms. Jiaying Cai, our former director and secretary of the Company, and the niece of Mr. Guangrong Cai, the Chairman of the Company, as its sole shareholder holding 100% of its equity interests.

NOTE 9 — INCOME TAXES

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

Under PRC CIT Law, domestic enterprises and foreign investment enterprises (the “FIEs”) are usually subject to a unified 25% enterprise income tax rate. The Company’s PRC subsidiary Sichuan Vtouch is subject to a 25% income tax rate.

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

The Company’s provision for income taxes expenses consisted of:

	For the Years Ended June 30,
	2025	2024

PRC tax provision
Income tax provision	$3,025,605	$2,699,683
Deferred income tax expenses	(27,255)	(41,993)
Subtotal	2,998,350	2,657,690

United States	-	-
British Virgin Islands	-	-
Hong Kong	-	-
Total income tax provision	$2,998,350	$2,657,690

The following table reconciles the PRC statutory rates to the Company’s effective tax rate for the years ended December 31, 2025 and 2024:

	For the Years Ended December 31,
	2025	2024
PRC statutory income tax rate	25.0%	25.0%
Income tax computed at PRC statutory corporate income tax rate of 25%	29.0%	32.9%
Tax rate differential on entities not subject to PRC income	(0.6)%	(1.3)%
Change in valuation allowance	0.0%	(0.9)%
Temporary differences	0.6%	0.3%
Non-deductible expenses	0.5%	(0.4)%
Effective tax rate	29.5%	30.6%

A reconciliation of the provision for income taxes determined at the statutory income tax rate to the Company’s income taxes is as follows:

	For the Years Ended December 31,
	2025	2024

Income before income taxes	$10,158,860	$8,688,848
Income tax computed at PRC statutory corporate income tax rate of 25%	2,949,888	2,861,613
Reconciling items:
Tax rate differential on entities not subject to PRC income tax	(65,628)	(110,304)
Change in valuation allowance	-	(79,458)
Temporary differences	64,473	24,934
Non-deductible expenses	49,617	(39,095)
Income tax provision	$2,998,350	$2,657,690

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

The Company’s deferred tax assets consisted of the following components:

	As of December 31, 2025	As of December 31, 2024

Deferred tax assets:
Allowance for credit losses	$3,699	$11,056
Provision of obsolete inventory	22,448	30,607
Impairment of construction in progress	45,076	-
Leasing liabilities	130,363	263,536
Total gross deferred tax assets	201,586	305,199
Less valuation allowance	-	-
Deferred tax assets net of valuation allowance	201,586	305,199

Deferred tax liabilities:
Right-of-use assets	(130,363)	(263,802)
Deferred tax liabilities	(130,363)	(263,802)
Deferred tax assets, net	$71,223	$41,397

The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. As of December 31, 2025 and December 31, 2024, taxes for Sichuan Vtouch remained open for statutory examination by PRC tax authorities.

NOTE 10 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	December 31, 2025	December 31, 2024

Advance from customers	$-	$166,535
Accrued payroll and employee benefits	83,276	81,837
Accrued legal compensation charges	-	35,356
Accrued professional fees	298,802	57,173
Accrued director fees	96,698	66,734
Other payable to third parties	629,694	147,102
Other tax payables (i)	116,476	162,888
Others (ii)	147,101	248,836
Accrued expenses and other current liabilities	$1,372,047	$966,461

(i)	Other tax payable mainly represent value added tax payable.

(ii)	Others mainly represent accrued employee reimbursement payable and other accrued miscellaneous operating expenses.

NOTE 11 — CONVERTIBLE PROMISSORY NOTES PAYABLE

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

During the years ended December 31, 2024, amortization of discounts and issuance cost of the notes were $5,715.

For the years ended December 31, 2024, the Company recognized interest expenses of the Notes in the amount $1,169,974 respectively.

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

During thethe years ended December 31, 2024, one lender exercised the Note Warrants cashlessly for 2,725 shares of common stock.

As the Note Warrant was issued in 2021 and was valid for three years, the remaining 38430 Note Warrants expired during the year ended December 31, 2024.

During the year ended December 31, 2024, the Company recorded $378,371 gain on changes in the fair value of common stock purchase warrants liability using the Black-Scholes option-pricing model.

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

NOTE 12 — STOCKHOLDERS’ EQUITY

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

On April 14, April 27 and September 1, 2022, the Company issued 5,777, 5,599 and 2,857 shares of common stock upon cashless exercise of the Note Warrants to three lenders, respectively. (see Note 11 (b)).

During the year ended December 31, 2022, the Company issued 6,211 shares of common stock to a third party upon exercise of warrants (see Note 12).

During the year ended December 31, 2022, the Company issued 69,228 shares of common upon conversion of convertible promissory note payable (see Note 11 (a)).

On January 19, 2023, the Company sold an aggregate of 8,000,000 shares of common stock to purchasers in a private placement for an aggregate purchase price of $40,000,000, or $5.00 per share. On January 20, 2023, the Company received net proceeds of $40 million accordingly.

During the year ended December 31, 2023, the Company issued 25,000 shares of common stock upon conversion of convertible promissory note payable (see Note 11(a)).

During the year ended December 31, 2023, the Company issued 22,338 shares of common stock to two third parties upon exercise of warrants (see Note 11 (b)).

On February 20, 2024, the Company issued 2,160,000 shares of common stock at a public offering price of $5.00 per share. The Company’s common stock began trading on the Nasdaq Capital Market under the ticker symbol “WETH” on February 21, 2024.

As of December 31, 2025, there were 11,931,534 shares of common stock issued and outstanding.

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

The Company complies with the requirements of FASB ASC Topic 340-10-S99-1, “Other Assets and Deferred Costs – SEC Materials” (“ASC 340-10-S99”) and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”, and charged issuance costs of $1,810,246 to additional paid-in capital during thethe years ended December 31, 2024.

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

As of December 31, 2025 and December 31, 2024, the Company had reserve fund of US$8,073,968 and US$8,073,968, respectively.

NOTE 13 — SHARE BASED COMPENSATION

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

During the years ended December 31, 2024, warrants for 35,861 shares of common stock related to above mentioned services were exercised. There were no warrants related to services remaining as of December 31, 2024.

As of December 31, 2024, the Company recognized relevant share-based compensation expense of nil for the vested shares, and nil for the warrants, respectively.

NOTE 14 — WEIGHTED AVERAGE NUMBER OF SHARES

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

NOTE 15 — RISKS AND UNCERTAINTIES

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

Concentrations - The Company sells its products primarily through direct customers in the PRC and to some extent, the overseas customers in European countries and East Asia such as South Korea and Taiwan. For the year ended December 31, 2025, five customers accounted for 24.3%, 17.3%, 15.6%, 13.3%, and 11.1%, respectively, of the Company’s revenue. For the year ended December 31, 2024, five customers accounted for 22.0%, 19.1%, 15.3%, 14.5%, and 11.5%, respectively, of the Company’s revenue.

And the Company’s top 10 customers aggregately accounted for 99.7% and 99.3% of the total revenue for the years ended December 31, 2025 and 2024, respectively.

As of December 31, 2025, four customers accounted for 42.6%, 14.9%, 13.3%, and 12.9% of the total accounts receivable balance, respectively.

As of December 31, 2024, five customers accounted for 26.7%, 24.6%, 12.1%, 11.4% and 10.9% of the total accounts receivable balance, respectively.

The Company purchases its raw materials through various suppliers. Raw material purchases from these suppliers which individually exceeded 10% of the Company’s total raw material purchases, accounted for approximately 46.1% (four suppliers) and 39.1% (three suppliers) of the Company’s total raw material purchases for the years ended December 31, 2025 and 2024, respectively.

NOTE 16 — COMMITMENTS AND CONTINGENCIES

i) Legal Proceedings

We may from time to time be subject to various legal or administrative claims and proceedings arising in the ordinary course of business. Litigation or any other legal or administrative proceeding, regardless of the outcome, can result in substantial cost and the diversion of our resources, including our management’s time and attention.

As of the date of this Annual Report, we are not aware of any material, active, pending or threatened to which the Company or any of its subsidiaries is a party, or to which any of their property is subject.

ii) Capital Expenditure Commitment

As of December 31, 2025, the Company had commitment of RMB7.3 million (equivalent to $1.05 million) for construction in progress.

NOTE 17 — SEGMENT REPORTING

The Company’s chief operating decision maker has been identified as the Chief Executive Officer (“CEO”), who reviews financial information of operating segments based on U.S. GAAP amounts when making decisions about allocating resources and assessing performance of the Company.

The Company determined that it operated in one operating segment of touch screen business.

The Company primarily operates in People’s Republic of China (“PRC”). and substantially all of the Company’s long-lived assets are located in the PRC.

1)	The Company’s geographical revenue information is set forth below:

	For the Years Ended December 31,
	2025	2024
Sales in PRC	$30,934,806	$27,340,555
Sales in Overseas
-Republic of China (ROC, or Taiwan)	8,134,636	8,317,810
-South Korea	6,032,544	6,462,723
-Others	34,832	159,285
Sub-total	14,202,012	14,939,818
Total revenues	$45,136,818	$42,280,373

2)	Segment information is set forth below:

	For the Years Ended December 31,
	2025	2024

Revenues	$45,136,818	$42,280,373
Less:
Cost of revenues	30,766,304	28,673,574
Allowance for credit losses	(30,516)	44,862
Provision of obsolete inventory	(36,971)	54,873
Impairment of construction in progress	175,426	-
Staff cost	1,433,106	1,379,476
(Gain) on changes in fair value of common stock purchase warrants liability.	-	(378,371)
Amortization of discounts and issue cost of the notes	-	5,715
Depreciation expense	22,374	9,805
Lease expense	612,684	98,387
Interest expense	-	1,169,974
Income tax expense	2,998,350	2,657,690
Other segment items*	2,035,551	2,533,230

Segment net income	7,160,510	6,031,158

Consolidated net income	$7,160,510	$6,031,158

Consolidated total assets	$140,637,048	$128,019,463

NOTE 18 — SUBSEQUENT EVENTS

The Company has evaluated subsequent events and transactions that occurred after the balance sheet date through the date the consolidated financial statements were issued and no subsequent events occurred that require accrual or disclosure.