Form 10-Q
period 2026-03-31
Wetouch Technology Inc.
filed 2026-05-15
CIK 1826660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 11, 2026, there were 11,931,534 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

WETOUCH TECHNOLOGY INC.

QUARTERLY REPORT ON FORM 10-Q

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be preceded by, or contain, words such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “predict,” “potential,” “might,” “could,” “would,” “should” or other words indicating future results, though not all forward-looking statements necessarily contain these identifying words. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, without limitation, statements about our future business operations and results, our strategy and competition. These statements represent our current expectations or beliefs concerning various future events and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations, including, without limitation, those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the Securities and Exchange Commission (the “SEC”) on April 13, 2026 (the “2025 Form 10-K”), and in our other filings with the SEC.

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

ii

Item 1. Financial Statements

WETOUCH TECHNOLOGY INC. AND ITS SUBSIDIARIES

WETOUCH TECHNOLOGY INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$120,518,189	$118,363,448
Accounts receivable, net	11,059,940	6,505,038
Inventories	29,060	45,202
Prepaid expenses and other current assets	1,116,411	1,189,616
TOTAL CURRENT ASSETS	132,723,600	126,103,304

Property, plant and equipment, net	9,008,142	8,885,976
Land use right, net	542,910	544,118
Operating right-of-use assets	370,689	521,454
Deferred tax assets, net	71,201	71,223
Long-term prepayment	4,573,164	4,510,973
TOTAL ASSETS	$147,289,706	$140,637,048

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$937,337	$1,063,759
Due to a related party	321,310	286,311
Income tax payable	1,202,262	-
Accrued expenses and other current liabilities	1,285,170	1,372,047
Operating lease liabilities	370,689	521,454
TOTAL CURRENT LIABILITIES	4,116,768	3,243,571
TOTAL LIABILITIES	$4,116,768	$3,243,571

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 65,000,000 shares authorized, 11,931,534 and 11,931,534 issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	$11,932	$11,932
Additional paid in capital	52,501,680	52,501,680
Statutory reserve	8,073,968	8,073,968
Retained earnings	85,656,190	81,789,884
Accumulated other comprehensive loss	(3,070,832)	(4,983,987)
TOTAL STOCKHOLDERS’ EQUITY	143,172,938	137,393,477
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$147,289,706	$140,637,048

The accompanying notes are an integral part of these condensed consolidated financial statements.

WETOUCH TECHNOLOGY INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
	(Unaudited)	(Unaudited)
REVENUES	$16,312,169	$15,289,578
Cost of revenues	(10,488,869)	(9,647,947)
GROSS PROFIT	5,823,300	5,641,631

OPERATING EXPENSES
Selling expenses	(157,953)	(102,457)
General and administrative expenses	(579,003)	(1,566,440)
Total operating expenses	(736,956)	(1,668,897)

INCOME FROM OPERATIONS	5,086,344	3,972,734

OTHER INCOME

Interest income	23,147	61,094
TOTAL OTHER INCOME	23,147	61,094

INCOME BEFORE INCOME TAX EXPENSE	5,109,491	4,033,828

INCOME TAX EXPENSE	(1,243,185)	(1,471,106)

NET INCOME	$3,866,306	$2,562,722

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	1,913,155	732,380
COMPREHENSIVE INCOME	$5,779,461	$3,295,102

EARNINGS PER COMMON SHARE
Basic	$0.32	$0.21
Diluted	$0.32	$0.21

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING*
Basic	11,931,534	11,931,534
Diluted	11,931,534	11,931,534

The accompanying notes are an integral part of these condensed consolidated financial statements.

WETOUCH TECHNOLOGY INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common stock at Par value $0.001		Additional paid-in	Statutory	Retained	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	reserve	Earnings	loss	equity

Balance as of December 31 2024	11,931,534	$11,932	$52,501,680	$8,073,968	$74,629,374	$(10,631,289)	$124,585,665

Net income	-	-	-	-	2,562,722	-	2,562,722
Foreign currency translation adjustment	-	-	-	-	-	732,380	732,380

Balance as of March 31, 2025	11,931,534	$11,932	$52,501,680	$8,073,968	$77,192,096	$(9,898,909)	$127,880,767

	Common stock at Par value $0.001		Additional paid-in	Statutory	Retained	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	reserve	Earnings	loss	equity
Balance as of December 31 2025	11,931,534	$11,932	$52,501,680	$8,073,968	$81,789,884	$(4,983,987)	$137,393,477

Net income	-	-	-	-	3,866,306	-	3,866,306
Foreign currency translation adjustment	-	-	-	-	-	1,913,155	1,913,155
Balance as of March 31, 2026	11,931,534	$11,932	$52,501,680	$8,073,968	$85,656,190	(3,070,832)	$143,172,938

The accompanying notes are an integral part of these condensed consolidated financial statements.

WETOUCH TECHNOLOGY INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$3,866,306	$2,562,722
Adjustments to reconcile net income to cash provided by operating activities
Allowance for credit loss	12	45,739
(Reversal) of provision for obsolete inventory	(4,012)	(25,276)
Depreciation and amortization	9,020	2,471
Amortization of operating Right-of-use assets	157,410	156,014
Changes in operating assets and liabilities:
Accounts receivable	(4,449,866)	(3,545,017)
Inventories	20,719	(8,289)
Prepaid expenses and other current assets	75,316	554,764)
Deferred tax assets, net	1,000	(5,383)
Accounts payable	(140,602)	322,661
Amounts due to related parties	34,999	250,959
Income tax payable	1,198,125	1,290,429
Accrued expenses and other current liabilities	(89,876)	589,309
Operating lease liabilities	(159,050)	(151,375)
Net cash provided by operating activities	519,501	2,039,728

Cash flows from investing activities

Net cash used in investing activities	-	-

Cash flows from financing activities
Net cash provided by financing activities	-	-

Effect of changes of foreign exchange rates on cash	1,635,240	607,512
Net increase in cash	2,154,741	2,647,240
Cash, beginning of period	118,363,448	103,760,324
Cash, end of period	$120,518,189	$106,407,564
Supplemental disclosures of cash flow information
Income tax paid	$-	$-
Lease liabilities arising from obtaining right-of-use assets	$1,640	$47,251

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

In June 2021, Hong Kong Wetouch started its dissolution process pursuant to the minutes of its special stockholder meeting and was dissolved on March 18, 2022.

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

The following diagram illustrates the Company’s current corporate structure:

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted by rules and regulations of the United States Securities and Exchange Commission (the “SEC”). The condensed consolidated balance sheet as of December 31, 2025 was derived from the audited consolidated financial statements of Wetouch. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated balance sheet of the Company as of December 31, 2025, and the related consolidated statements of comprehensive income, changes in equity and cash flows for the years then ended.

In the opinion of the management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of March 31, 2026, the results of operations and cash flows for the three-month periods ended March 31, 2026 and 2025 have been made. However, the results of operations included in such financial statements may not necessarily be indicative of annual results.

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

(c) Significant Accounting Policies

For a detailed discussion about Wetouch’s significant accounting policies, refer to Note 2 — “Summary of Significant Accounting Policies,” in Wetouch’s consolidated financial statements included in Company’s 2025 audited consolidated financial statements. Other than the revised accounting policies on lease and segment reporting as below, during the three-month periods ended March 31, 2026, there were no significant changes made to Wetouch significant accounting policies.

 (d) Property, plant and equipment, net

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

(e) Land use right, net

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

On August 6, 2021, Sichuan Vtouch entered into a contract with Chengdu Wenjiang District Planning and Natural Resources Bureau (“Wenjiang Bureau”) for the purchase of a land use right of a parcel of land of 131,010  square feet (12,171. 28 square meters) for a consideration of RMB3,925,234 (equivalent to $569,039) for the Company’s new facility. The Company paid the consideration in full by November 18, 2021 and recorded in the prepayment.

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

During the years ended December 31, 2025, management assessed the probability of the obtaining the land use right upon the completion of the new facility, reclassified prepayment of RMB3,925,234 (equivalent to $569,039) to land use right, started the amortization by a useful life of approximately 16 years.

The amortization expense of land use rights was US$8,680 and nil for the three months ended March 31, 2026 and 2025, respectively, and included in general and administrative expenses.

Useful life
Land use right	16 years

(f) Impairment of long-lived Assets

Long-lived assets, such as property, plant and equipment, land use rights, are reviewed for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Recoverability of a long-lived asset or asset group to be held and used is measured by a comparison of the carrying amount of an asset or asset group to the estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying value of an asset or asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount that the carrying value exceeds the estimated fair value of the asset or asset group. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Assets to be disposed are reported at the lower of carrying amount or fair value less costs to sell, and are no longer depreciated. There was $nil impairment of construction in progress recognized for the three months ended March 31, 2026 and 2025, respectively.

(g) Recent accounting pronouncements

Recently issued accounting pronouncements not yet adopted

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), and in January 2025, the FASB issued ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. This guidance will be applied either prospectively or retrospectively. The Company is currently evaluating the impact from the adoption of this ASU on its consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient and accounting policy election to allow entities to measure expected credit losses on certain trade receivables and contract assets using a provision matrix approach. ASU 2025-05 is effective for annual periods beginning after December 15, 2025, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of this guidance on our consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which provides updated guidance on how to recognize, measure, and present government grants. The ASU will be effective for annual reporting periods beginning after December 15, 2028, including interim periods within those fiscal years. with early adoption permitted. The Company is currently evaluating the impact of this guidance on our consolidated financial statements and related disclosures.

Recently issued accounting pronouncements adopted

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which aims to improve the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and early adoption is permitted. The Company adopted ASU 2023-09 on January 1, 2025, on a prospective basis (see note 14). The adoption did not have a material impact on the consolidated financial statements and related disclosures.

Other accounting standards that have been issued by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on, or are unrelated to, its consolidated financial condition, results of operations, cash flows or disclosures.

NOTE 3 — ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	March 31, 2026	December 31, 2025
	(Unaudited)
Accounts receivable	$11,060,456	$6,505,535
Allowance for credit losses	(516)	(497)
Accounts receivable, net	$11,059,940	$6,505,038

The Company’s accounts receivable primarily includes balance due from customers when the Company’s products are sold and delivered to customers.

The following table provides an analysis of the aging of accounts receivable as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
	(Unaudited)
Current	$6,936,884	$2,866,497
1-3 months past due	4,064,186	2,946,141
4-6 months past due	49,719	657,474
6-12 months past due	9,151	34,926
Total accounts receivable	$11,059,940	$6,505,038

NOTE 4 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	March 31, 2026	December 31, 2025
	(Unaudited)
Advance to suppliers	$24,040	$3,638

Security deposit (i)	56,973	56,198
Prepaid market research fees (ii)	955,000	955,000
Interest receivable (ii)	68,693	60,570
Tax receivable (iii)	-	105,370
Others receivable (iv)	11,705	8,840
Prepaid expenses and other current assets	$1,116,411	$1,189,616

(i)	On July 28, 2021, Sichuan Vtouch made a security deposit of RMB393,000 (equivalent to $56,973) to Chengdu Cross-Strait Science and Technology Industry Development Park Management Committee to obtain a construction license for its new facility. This deposit will be refunded upon the completion of the new facility.

(ii)	On February 29, 2024, the Company advanced market research fees $70,000 and $855,000, respectively, to two unrelated individuals, Mr. Chien Hui Chueh and Mr. Cheung Ming Lin, in relation to the Company’s market research service overseas. The two individuals signed borrowing contracts with a principal amount of $70,000 and $855,000, respectively, on February 29, 2024. Those contracts were issued to the Company to evidence the advances, bearing 3.45% interest per annum, and payable on February 28, 2025, and later extended till August 29, 2026.

(iii)	Tax receivable mainly includes prepaid corporate income tax and value-added tax (VAT) refundable.

(iv)	Other receivables are mainly employee advances and prepaid expenses.

NOTE 5 — PROPERTY, PLANT AND EQUIPMENT, NET

	March 31, 2026	December 31, 2025
Buildings	$12,485	$12,315
Machinery and equipment	8,118	8,008
Vehicles	42,448	41,871
Construction in progress	8,985,587	8,863,391
Sub total	9,048,639	8,925,585
Less: accumulated depreciation	(40,497)	(39,609)
Property, plant and equipment, net	$9,008,142	8,885,976)

Depreciation expense was $340 and $2,471 for the three-month period ended March 31, 2026 and 2025, respectively

As of March 31, 2026, the Company had commitment of RMB7.3 million (equivalent to $1.06 million) for construction in progress of our new facility.

NOTE 6 — OPERATING LEASE

In March 2021, pursuant to the local PRC government guidelines on local environmental issues and the national plan, the Company was under the government directed relocation order to relocate from a parcel of state-owned land where we maintained our executive offices, research and development facilities and factories. The Company received a total amount of RMB115.2 million (approximately $16.7 million) from the local government (see ITEM 2. PROPERTIES AND FACILITIES) to start the construction of the new facility in a neighboring Chengdu Wenjiang District.

On March 16, 2021, in order to minimize interruption of the Company’s business, Sichuan Vtouch  entered into a leasing agreement with Sichuan Renshou Shigao Tianfu Investment Co., Ltd. (later renamed as Meishan Huantian Industrial Co., Ltd.), a limited liability company owned by the local government, to lease the property, and all buildings, facilities and equipment thereon (the “Demised Properties) of Sichuan Wetouch, commencing from April 1, 2021 until December 31, 2021 at a monthly rent of RMB300,000 ($43,491), which period was extended to October 31, 2022. The lease was renewed on October 30, 2022, October 30, 2023, August 9, 2024 and September 29, 2025, respectively, with a monthly rent of RMB 400,000 ($57,988), the term of which has been extended to October 31, 2026 for the use of the Demised Properties.

Management makes estimates and assumptions to use the leasing property till the end of October 2026, and applies ASU 2016-02 “Leases (Topic 842) as practical expedients during the three months ended March 31, 2026.

Both operating lease expense and short-term lease expense are recognized in cost of revenues and general and administrative expenses.

The components of lease expense for the three months ended March 31, 2026 and 2025 were as follows:

	For the Three Months Ended March 31,
	2026	2025
Lease expense	(Unaudited)	(Unaudited)
Operating lease expense	$159,050	$151,375

The balances for the operating leases where the Company is the lessee are presented as follows:

	March 31, 2026	December 31, 2025
	(Unaudited)
Operating lease right-of-use assets	$370,689	$521,454
Lease liabilities – current	$370,689	$521,454

The following is a schedule, by years, of maturities of lease liabilities as of March 31, 2026:

Operating lease

2026 lease payment (till October 31, 2026	$372,398
Less: imputed interest	(1,709)
Present value of lease liabilities	$370,689

Lease term and discount rate:

	For the Three Months Ended March 31,
	2026	2025
Weighted-average remaining lease term (years)	(Unaudited)
Operating lease	0.58	1.6

Weighted-average discount rate
Operating lease	1.38%	1.09%

Supplemental cash flow information related to leases where the Company was the lessee for the three months ended March 31, 2026 and 2025 was as follows:

	For the Three Months Ended March 31,
	2026	2025
	(Unaudited)
Cash payments for operating lease	$159,050	$151,375
Lease liabilities arising from obtaining right-of-use assets	1,640	47,251

NOTE 7 — LONG-TERM PREPAYMENT

	March 31, 2026	December 31, 2025

Prepaid equipment	$32,618	$32,174
Prepaid construction in progress	4,540,546	4,478,799
Total long-term prepayment	$4,573,164	$4,510,973

In 2021, for the purpose of construction of our new facility (NOTE 5 — PROPERTY, PLANT AND EQUIPMENT, NET), the Company prepaid equipment of RMB225,000 (equivalent to $32,618) to an external equipment provider, and prepaid construction in progress of RMB20,319,674 (equivalent to $2,945,734) and RMB11,001,014 (equivalent to $1,594,812) to two third party constructors. Due to the delayed of construction work incomplete, the Company reclassified the above amount to long-term prepayment. Upon the completion of the new facility, the management will reclass them to property, plant and equipment.

NOTE 8 — RELATED PARTY TRANSACTIONS

Amounts due to a related party are as follows:

	Relationship	March 31, 2026	December 31, 2025	Note
		(Unaudited)
Chengdu Wetouch Intelligent Optoelectronics Co., Ltd.	Affiliate of Ms. Jiaying Cai, director of the Company	$321,310	$286,311	Payable to affiliate for expenses paid on behalf of the Company

Total		$321,310	$286,311

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

The Company’s provision for income taxes expenses consisted of:

	For the Three Months Ended March 31,
PRC income tax	2026	2025
	(Unaudited)
Income tax provision	$1,242,185	$1,476,488
Deferred income tax expenses	1,000	(5,382)
Total	$1,243,185	$1,471,106

US	-	-
BVI	-	-
Hong Kong	-	-
Income tax provision	$1,243,185	$1,471,106

The following table reconciles the PRC statutory rates to the Company’s effective tax rate for the three months March 31, 2026 and 2025:

	For the Three Months Ended March 31,
	2026	2025
	(Unaudited)	(Unaudited)
PRC statutory income tax rate	25.0%	25.0%
Income tax computed at PRC statutory corporate income tax rate of 25%	24.9%	26.1%
Tax rate differential on entities not subject to PRC income	0.1%	(1.1)%
Temporary differences	0.0%	0.1%
Non-deductible expenses	(0.7)%	11.4%
Effective tax rate	24.3%	36.5%

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

The Company’s deferred tax assets consisted of the following components:

	As of March 31, 2026	As of December 31, 2025

Deferred tax assets:
Allowance for credit losses	$3,753	$3,699
Provision of obsolete inventory	21,751	22,448
Impairment of construction in progress	45,697	45,076
Leasing liabilities	92,672	130,363
Total gross deferred tax assets	163,873	201,586
Less valuation allowance	-	-
Deferred tax assets net of valuation allowance	163,873	201,586

Deferred tax liabilities:
Right-of-use assets	(92,672)	(130,363)
Deferred tax liabilities	(92,672)	(130,363)
Deferred tax assets, net	$71,201	$71,223

The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. As of March 31, 2026 and December 2025, taxes for Sichuan Vtouch remained open for statutory examination by PRC tax authorities.

NOTE 10 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	March 31, 2026	December 31, 2025

Accrued payroll and employee benefits	$106,169	$83,276
Accrued professional fees	137,173	298,802
Accrued director fees	97,345	96,698
Other payable to third parties	629,694	629,694
Other tax payables (i)	167,687	116,476
Others (ii)	147,102	147,101
Accrued expenses and other current liabilities	$1,285,170	$1,372,047

(i)	Other tax payable mainly represent value added tax payable.

(ii)	Others mainly represent accrued employee reimbursement payable and other accrued miscellaneous operating expenses.

NOTE 11— STOCKHOLDERS’ EQUITY

1) Common Stock

The Company’s authorized number of shares of common stock was 65,000,000 shares with par value of $0.001.

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

As of May 11, 2026, there were 11,931,534 shares of common stock issued and outstanding.

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

The Company complies with the requirements of FASB ASC Topic 340-10-S99-1, “Other Assets and Deferred Costs – SEC Materials” (“ASC 340-10-S99”) and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”, and charged issuance costs of $1,810,246 to additional paid-in capital during the years ended December 31, 2024.

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

As of March 31, 2026 and December 31, 2025, the Company had reserve fund of US 8,073,968 and US $8,073,968, respectively.

NOTE 12 — WEIGHTED AVERAGE NUMBER OF SHARES

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

NOTE 13 — RISKS AND UNCERTAINTIES

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

Concentrations - The Company sells its products primarily to customers in the PRC and to some extent, the overseas customers in European countries and East Asia such as South Korea and Taiwan. For the three-month period ended March 31, 2026 and 2025, five customers accounted for 22.8%, 17.9%, 15.3%, 14.3% and 11.9%, respectively, and five customers accounted for 21.1%, 16.9%, 15.8%, 15.1% and 12.4%, respectively, of the Company’s revenue.

The Company’s top ten customers aggregately accounted for an aggregate of 100.0% and 99.9% of the total revenue for the three-month period ended March 31, 2026 and 2025, respectively.

As of March 31, 2026, five customers accounted for 26.6%, 18.6%, 13.2%, 12.2%, and 10.9% of the total accounts receivable balance, respectively.

The Company purchases its raw materials through various suppliers. Raw material purchases from these suppliers which individually exceeded 10% of the Company’s total raw material purchases, accounted for an aggregate of approximately 10.1% (one supplier) and 49.2% (four suppliers) for the three-month period ended March 31, 2026 and 2025, respectively.

NOTE 14 — COMMITMENTS AND CONTINGENCIES

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

ii) Capital Expenditure Commitment

As of March 31, 2026, the Company  had commitment RMB7.3 million (equivalent to $1.06 million) for construction in progress.

NOTE 15 — SEGMENT REPORTING

The Company’s chief operating decision maker has been identified as the Chief Executive Officer (“CEO”), who reviews financial information of operating segments based on U.S. GAAP amounts when making decisions about allocating resources and assessing performance of the Company.

The Company determined that it operated in one operating segment of touch screen business.

The Company primarily operates in People’s Republic of China (“PRC”). and substantially all of the Company’s long-lived assets are located in the PRC.

1)	The Company’s geographical revenue information is set forth below:

	Three-Month Period Ended March 31
	2026	2025
	(Unaudited)
Sales in PRC	$11,000,025	$10,301,069
Sales in Overseas
-Republic of China (ROC, or Taiwan)	2,978,322	2,667,917
-South Korea	2,333,822	2,320,592
Sub-total	5,312,144	4,988,509
Total revenues	$16,312,169	$15,289,578

2)	Segment information is set forth below:

	Three-Month Period Ended March 31
	2026	2025
	(Unaudited)
Revenues	$16,312,169	$15,289,578
Less:
Cost of revenues	10,488,869	9,647,947
Allowance for credit losses	12	45,739
Reversal of provision for obsolete inventory	(4,012)	(25,276)
Staff cost	404,744	351,635
Depreciation and amortization expense	9,020	2,471
Lease expense	159,050	151,375
Income tax expense	1,243,185	1,471,106
Other segment items*	144,995	1,081,859

Segment net income	3,866,306	2,562,722

Consolidated net income	$3,866,306	$2,562,722

Consolidated total assets	$147,289,706	$133,677,892

*	Other segment items include remaining selling expense, general and administration expenses and interest income.

NOTE 16 — SUBSEQUENT EVENTS

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

As of March 31, 2026, the Company has contributed RMB 348.0 million (US$50.4 million) to its PRC subsidiary through intermediate holding companies, which were accounted for as long-term investments. These funds have been used by our PRC subsidiary in its operations. To date, no dividends or other distributions have been made by our PRC subsidiary to the Company. We may rely on future distributions from our PRC subsidiary to fund our holding company obligations, subject to PRC law and restrictions. For more details, see “Item 1A. Risk Factors—Risks Related to Doing Business in China—As a holding company, we conduct our operations primarily through our PRC subsidiary and face risks and uncertainties associated with this structure.”

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

We sell our touchscreen products both domestically in China and internationally, covering major areas in Mainland China, including but not limited to the eastern, southern, northern and southwest regions of Mainland China, Taiwan, South Korea, and Germany. We believe that we have established a strong client base, although our revenues remain concentrated among a limited number of major customers, as described in Note 13 to the condensed consolidated financial statements. For the three months ended March 31, 2026 and 2025, our domestic sales accounted for approximately 67.5% and 67.4%, respectively, of our revenues, and our international sales accounted for approximately 32.5% and 32.6%, respectively, of our revenues.

Since our incorporation, we have effected two reverse stock splits of our common stock, including a 1-for-70 reverse split in 2020 and a 1-for-20 reverse split in 2023, and all share and per share information in this Quarterly Report has been retroactively adjusted to reflect these actions. For more details, see “Item 1. Business - Corporate History and Structure - Reverse Stock Splits” of the 2025 Form 10-K.

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

As of the date of this Quarterly report, the Company estimated the construction to be completed by the first half of 2027 and commence production by the end of 2027. The total capital requirements for the new facility construction totaled approximately $36.7 million (RMB253 million) and $13.7 million (RMB 94.6 million) have been recorded in the construction in progress as of March 31, 2026. The Company primarily fund the project with our existing cash on hand and cash flows generated from operations, and we may seek additional financing if needed to support the timely completion of the project.

Highlights for the three-month period ended March 31, 2026 include:

●	Revenues were $16.3 million, an increase of 6.5% compared to $15.3 million in the first quarter of 2025

●	Gross profit was $5.8 million, an increase of 1.8% compared to $5.7 million in the first quarter of 2025

●	Gross profit margin was 35.7%, compared to 36.9% in the first quarter of 2025

●	Net income was $3.9 million, an increase of 50.0% compared to $2.6 million in the first quarter of 2025

●	Total volume shipped was 763,325 units, an increase of 0.1% compared to 762,545 units in the first quarter of 2025

Results of Operations

The following table sets forth, for the periods indicated, statements of income data:

(in US Dollar millions, except percentage)	Three-Month Period Ended March 31,		Change
	2026	2025	%
Revenues	$16.3	$15.3	6.5%
Cost of revenues	(10.5)	(9.6)	9.4%
Gross profit	5.8	5.7	1.8%
Total operating expenses	(0.7)	(1.6)	(56.3)%
Operating income	5.1	4.1	24.4%
Income before income taxes	5.1	4.1	24.4%
Income tax expense	(1.2)	(1.5)	(20.0)%
Net income	$3.9	$2.6	50.0%

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

Revenues

We generated revenue of $16.3 million for the three months ended March 31, 2026, an increase of $1.0 million, or 6.5%, compared to $15.3 million in the same period of last year. This was due to an increase of 0.1% in sales volume, an increase of 1.5% in the average selling price of our products , and 4.8% positive impact from exchange rate due to appreciation of RMB against US dollars, compared with that of the same period of last year.

	For the Three-Month Ended March 31,
	2026		2025		Change	Change
	Amount	%	Amount	%	Amount	%
	(in US Dollar millions except percentage)
Revenue from sales to customers in Mainland China	$11.0	67.5%	$10.3	67.4%	$0.7	6.8%
Revenue from sales to customers overseas	5.3	32.5%	5.0	32.6%	0.3	6.0%
Total Revenue	$16.3	100%	$15.3	100%	$1.0	6.5%

	For the Three-Month Ended March 31,
	2026		2025		Change	Change
	Unit	%	Unit	%	Unit	%
	(in UNIT, except percentage)
Units sold to customers in Mainland China	503,300	65.9%	508,650	66.7%	(5,350)	(1.1)%
Units sold to customers overseas	260,025	34.1%	253,895	33.3%	6,130	2.4%
Total Units Sold	763,325	100%	762,545	100%	780	0.1%

(i) PRC Domestic Market

For the three months ended March 31, 2026, revenue from the PRC domestic market increased by $0.7 million, or 6.8%, as a combined result of: (i) an increase of 2.7% in the average RMB selling price of our products, and 4.8% positive impact from exchange rate due to appreciation of RMB against US dollars, partially offset by (iii) a decrease of 1.1% in sales volume due to higher pricing offset by the lower demand in broader types of touchscreens exclusive of the medial touchscreens, compared with that of the same period of last year.

As for the RMB selling price, the increase of 2.7% was mainly due to the higher demand of higher selling priced products of touchscreen machines in the PRC domestic market, average RMB selling price of 10.8% in medical touchscreens and 1.0% in automotive computer touchscreens during the three-month period ended March 31, 2026.

Due to our proactive efforts to market new models and efforts to obtain new customers and penetrate into new regions, our sales increased by 9.1% in Southwest China, partially offset by a decrease of 1.8% in South China and 1.8% in East China during the three months ended March 31, 2026.

(ii) Overseas Market

For the three-month period ended March 31, 2026, revenues from the overseas market were $5.3 million as compared to $5.0 million of the same period of 2025, representing an increase by $0.3 million, or 6.0%, primarily due to (i) 2.4% increase in sales volume because of higher demand on automotive computer touchscreens and gaming touchscreens, (ii) 4.8% positive impact from exchange rate due to appreciation of RMB against US dollars, partially offset by (iii) a decrease of 1.0% in average selling price in RMB (mainly in medical touchscreens and gaming touchscreens), compared to the same period of last year.

The following table summarizes the breakdown of revenues by categories in US dollars:

	Revenues For the Three-Month Ended March 31,
	2026		2025		Change	Change
	Amount	%	Amount	%	Amount	Margin%
	(in US Dollars, except percentage)
Product categories by end applications
Automotive Touchscreens	$4,330,102	26.5%	$3,960,497	25.9%	$369,605	9.3%
Industrial Control Computer Touchscreens	3,307,179	20.3%	3,235,073	21.2%	72,106	2.2%
POS Touchscreens	2,488,365	15.3%	2,411,031	15.8%	77,334	3.2%
Gaming Touchscreens	2,333,822	14.3%	2,320,592	15.1%	13,230	0.6%
Medical Touchscreens	2,393,767	14.7%	1,949,658	12.8%	444,109	22.8%
Multi-Functional Printer Touchscreens	1,458,934	8.9%	1,412,727	9.2%	46,207	3.3%
Total Revenue	$16,312,169	100.0%	$15,289,578	100.0%	$1,022,591	6.5%

*	Others include applications in self-service kiosks, ticket vending machines and financial terminals.

The Company continued to shift production mix from traditional lower-end products to high-end products such as medical touchscreens, automotive touchscreens, POS touchscreens, industrial control computer touchscreens, and multi-functional printer touchscreens, primarily due to (i) greater growth potential of computer screen models in China and overseas market, and (ii) the stronger demand on higher-end touch screens made with better materials and better quality.

Gross Profit and Gross Profit Margin

	Three-Month Period Ended March 31,		Change
(in millions, except percentage)	2026	2025	Amount	%
Gross Profit	$5.8	$5.7	$0.1	1.8%
Gross Profit Margin	35.7%	36.9%		(1.2)%

Gross profit was $5.8 million in the first quarter ended March 31, 2026, compared to $5.7 million in the same period of 2025. Our gross profit margin decreased to 35.7% for the first quarter ended March 31, 2026, as compared to 36.9% for the same period of 2025, primarily due to an increase of 8.7% in cost of goods sold, consisting of an increase of 10.5% in labor costs due to additional hiring of technicians, and an increase of 2.7% in costs of materials, and partially offset by the increase of revenue by 6.5%, particularly high-end products as stated above during the three months ended March 31, 2026.

Selling Expenses

	Three-Month Period Ended March 31,		Change
(in millions, except percentage)	2026	2025	Amount	%
Selling Expenses	$0.2	$0.1	$0.1	100.0%
as a percentage of revenues	1.2%	0.6%		0.6%

Selling expenses were $0.2 million for the three-month period ended March 31, 2026, compared to $0.1 million in the same period in 2025, representing an increase of $0.1 million. The increase was primarily due to the traveling expenses visiting clients during the three months ended March 31, 2026.

General and Administrative Expenses

	Three-Month Period Ended March 31,		Change
(in millions, except percentage)	2026	2025	Amount	%
General and Administrative Expenses	$0.6	$1.6	$(1.0)	(62.5)%
as a percentage of revenues	3.7%	10.5%		(6.8)%

General and administrative expenses were $0.6 million for the three-month period ended March 31, 2026, compared to $1.6 million in the same period in 2025, representing a decrease of $1.0 million, or 62.5%. The decrease was primarily due to the absence in the first quarter of 2026 of approximately $0.5 million of amortization expense related to prepaid three-year consulting service fees that was recorded during the first quarter of 2025, partially offset by an increase of approximately $0.4 million in professional fees during the first quarter of 2026.

Operating Income

Total operating income was $5.1 million for the three-month period ended March 31, 2026 as compared to $4.1 million of the same period of last year, primarily due to higher revenues and gross profit, and lower general and administrative expenses, partially offset by the higher selling expenses for the three-month period ended March 31, 2026.

Income Taxes

	Three-Month Period Ended March 31,		Change
(in millions, except percentage)	2026	2025	Amount	%
Income before Income Taxes	$5.1	$4.1	$1.0	24.4%
Income Tax (Expense)	(1.2)	(1.5)	0.3	(20.0)%
Effective income tax rate	24.3%	36.5%		(12.2)%

The effective income tax rates for the three-month period ended March 31, 2026 and 2025 were 24.3% and 36.5%, respectively.

Net Income

As a result of the above factors, we had a net income of $3.9 million in the first quarter of 2026 compared to a net income of $2.6 million in the same quarter of 2025.

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

As of March 31, 2026, we had current assets of $132.7 million, consisting of $120.5 million in cash and cash equivalent, $11.1 million in accounts receivable, $29,060 in inventories, and $1.1 million in prepaid expenses and other current assets. Our current liabilities as of March 31, 2026 were $4.1 million, which is comprised of $0.9 million in accounts payable, $0.3 million in amounts due to a related party, $1.2 million income tax payable, $1.3 million in accrued expenses and other current liabilities. and $0.4 million in operating lease liabilities, current portion.

The following is a summary of our cash flows provided by operating, investing, and financing activities for the three-month periods ended March 31, 2026 and 2025:

	Three-Month Period Ended March 31,
(in US Dollar millions)	2026	2025
Net cash provided by provided by operating activities	$0.5	$2.0
Net cash used in investing activities	(0.0)	(0.0)
Net cash provided by financing activities	0.0	0.0
Effect of foreign currency exchange rate changes on cash and cash equivalents	1.6	0.6
Net increase in cash and cash equivalents	2.1	2.6
Cash and cash equivalents at the beginning of period	118.4	103.8
Cash and cash equivalents at the end of period	$120.5	$106.4

Operating Activities

Net cash provided by operating activities was $0.5 million for the three months ended March 31, 2026 as compared to net cash provided by operating activities of $2.0 million for the same period of the last year.

The positive cash flow for the three months ended March 31, 2026 was primarily due to i) $3.9 million net income, ii) the increase of $1.2 million in income tax payable, and partially offset by iii) the increase of $4.4 million in accounts receivable and iv) the decrease of $0.1 million in accounts payable.

The positive cash flow for the three months ended March 31, 2025 was primarily due to i) $2.5 million net income, ii) the decrease of $0.6 million in prepaid expenses and current assets, iii) the increase of in $0.3 million accounts payable, $0.3 million due to a related party, $1.3 million in tax payable and $0.6 million in accrued expenses and current liabilities, partially offset by iv) the increase of $3.5 million in accounts receivable.

Investing Activities

There were no cash flows from investing activities for the three-month period ended March 31, 2026 and 2025.

Financing Activities

There were no cash flows from financing  activities for the three-month period ended March 31, 2026 and 2025.

As of March 31, 2026, our cash and cash equivalents were $120.5 million, as compared to $118.4 million on December 31, 2025.

Days Sales Outstanding (“DSO”) has decreased to 48 days for the three-month period ended March 31, 2026 from 56 days for the year ended December 31, 2025.

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

Holding Company Structure

There have been no changes to the Company’s holding company structure during the three months ended March 31, 2026. For more details, refer to the Company’s holding company structure disclosures set forth in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Holding Company Structure” of the 2025 Form 10-K.

Cash and Other Assets Transfers between the Holding Company and Its Subsidiaries

Please see “ITEM 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations- Cash and Other Assets Transfers between the Holding Company and Its Subsidiaries” of the 2025 Form 10-K for more details.

Capital Expenditure Commitment

As of March 31, 2026, the Company had commitment of RMB7.3 million (equivalent to $1.06 million) for construction in progress.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2026.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported. Note 2, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report and in the Notes to Consolidated Financial Statements in Part II, Item 8 of the 2025 Form 10-K describe the significant accounting policies and methods used in the preparation of the Company’s condensed consolidated financial statements. There have been no material changes to the Company’s critical accounting estimates since the 2025 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable for smaller reporting companies.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that during the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective at a reasonable assurance level, due to the material weaknesses in internal control over financial reporting previously disclosed in the 2025 Form 10-K.

During the first quarter of 2026, management continued to evaluate and implement remediation measures intended to address the previously identified material weaknesses. However, these material weaknesses had not been fully remediated as of March 31, 2026.

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

Changes in Internal Control over Financial Reporting

Other than discussed above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

Item 1. Legal Proceedings.

We may from time to time be subject to various legal or administrative claims and proceedings arising in the ordinary course of business. Litigation or any other legal or administrative proceeding, regardless of the outcome, can result in substantial cost and the diversion of our resources, including our management’s time and attention.

As of the date of this Quarterly Report, we are not aware of any material, active, pending or threatened to which the Company or any of its subsidiaries is a party, or to which any of their property is subject to, that, if determined adversely to us, would have a material adverse effect on our business, financial condition, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously reported in our Current Reports on Form 8-K, we did not undertake any unregistered sales of our equity securities during the quarter ended March 31, 2026.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

Exhibit Number	Description of Document
3.1	Certificate of Amendment and Second Amended and Restated Articles of Incorporation of the Company, dated January 7, 2026 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Reports on Form 8-K filed with the Securities and Exchange Commission on January 12, 2026).

3.2(1)	Bylaws of the Company.

4.1(1)	Specimen Common Stock Certificate.

4.2	Description of Registrant’s Securities. (Incorporated herein by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the Securities and Exchange Commission on April 13, 2026).

4.3	Form of Underwriter’s Warrants. (Incorporated herein by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the Securities and Exchange Commission on April 13, 2026).

31.1*	Certification of The Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of The Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of The Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of The Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith

**	Furnished herewith

(1)	Filed as an exhibit to the Company’s registration statement on Form S-1, File No. 333-270726 and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of Securities Exchange Act of 1934, the registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2026	By:	/s/ Zongyi Lian
Zongyi Lian
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 15, 2026	By:	/s/ Xing Tang
Xing Tang
Chief Financial Officer
(Principal Financial and Accounting Officer)