Form 10-Q
period 2026-06-30
Wetouch Technology Inc.
filed 2026-08-14
CIK 1826660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 14, 2026, there were 13,381,534 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

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

Item 1. Financial Statements

WETOUCH TECHNOLOGY INC. AND ITS SUBSIDIARIES

WETOUCH TECHNOLOGY INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$127,516,514	$118,363,448
Accounts receivable, net	9,327,520	6,505,038
Inventories	9,185	45,202
Prepaid expenses and other current assets	1,098,247	1,189,616
TOTAL CURRENT ASSETS	137,951,466	126,103,304

Property, plant and equipment, net	9,157,685	8,885,976
Land use right, net	543,089	544,118
Operating right-of-use assets	215,718	521,454
Deferred tax assets, net	77,360	71,223
Long-term prepayment	4,649,259	4,510,973
TOTAL ASSETS	$152,594,577	$140,637,048

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$861,785	$1,063,759
Due to a related party	422,605	286,311
Income tax payable	929,716	-
Accrued expenses and other current liabilities	1,403,167	1,372,047
Operating lease liabilities	215,718	521,454
TOTAL CURRENT LIABILITIES	3,832,991	3,243,571
TOTAL LIABILITIES	$3,832,991	$3,243,571

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 65,000,000 shares authorized, 12,531,534 and 11,931,534 issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	$12,532	$11,932
Additional paid in capital	53,533,080	52,501,680
Statutory reserve	8,073,968	8,073,968
Retained earnings	87,820,591	81,789,884
Accumulated other comprehensive loss	(678,585)	(4,983,987)
TOTAL STOCKHOLDERS’ EQUITY	148,761,586	137,393,477
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$152,594,577	$140,637,048

The accompanying notes are an integral part of these condensed consolidated financial statements.

WETOUCH TECHNOLOGY INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
REVENUES	$14,001,291	$12,419,455	$30,313,460	$27,709,033
COST OF REVENUES	(9,117,559)	(8,307,944)	(19,606,428)	(17,955,891)
GROSS PROFIT	4,883,732	4,111,511	10,707,032	9,753,142

OPERATING EXPENSES
Selling expenses	(153,448)	(114,575)	(311,401)	(217,032)
General and administrative expenses	(533,293)	(914,032)	(1,112,296)	(2,480,472)
Share-based compensation expenses	(1,032,000)	-	(1,032,000)	-
TOTAL OPERATING EXPENSES	(1,718,741)	(1,028,607)	(2,455,697)	(2,697,504)

INCOME FROM OPERATIONS	3,164,991	3,082,904	8,251,335	7,055,638

Interest income	24,104	35,646	47,251	96,740
TOTAL OTHER INCOME	24,104	35,646	47,251	96,740

INCOME BEFORE INCOME TAX EXPENSE	3,189,095	3,118,550	8,298,586	7,152,378

INCOME TAX EXPENSE	(1,024,694)	(876,722)	(2,267,879)	(2,347,828)

NET INCOME	$2,164,401	$2,241,828	$6,030,707	$4,804,550

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	2,392,247	1,682,589	4,305,402	2,414,969
COMPREHENSIVE INCOME	$4,556,648	$3,924,417	$10,336,109	$7,219,519

EARNINGS PER COMMON SHARE*
Basic	$0.18	$0.19	$0.50	$0.40
Diluted	$0.18	$0.19	$0.50	$0.40
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	12,267,798	11,931,534	12,100,595	11,931,534
Diluted	12,267,798	11,931,534	12,100,595	11,931,534

The accompanying notes are an integral part of these condensed consolidated financial statements.

WETOUCH TECHNOLOGY INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common stock at Par value $0.001		Additional paid-in	Statutory	Retained	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	reserve	Earnings	loss	equity
Balance as of December 31 2024	11,931,534	$11,932	$52,501,680	$8,073,968	$74,629,374	$(10,631,289)	$124,585,665
Net income	-	-	-	-	2,562,722	-	2,562,722
Foreign currency translation adjustment	-	-	-	-	-	732,380	732,380
Balance as of March 31, 2025	11,931,534	$11,932	$52,501,680	$8,073,968	$77,192,096	$(9,898,909)	$127,880,767
Net income					2,241,828		2,241,828
Foreign currency translation adjustment	-	-	-	-	-	1,682,589	1,682,589
Balance as of June 30, 2025	11,931,534	$11,932	$52,501,680	$8,073,968	$79,433,924	$(8,216,320)	$131,805,184

	Common stock at Par value $0.001		Additional paid-in	Statutory	Retained	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	reserve	Earnings	loss	equity
Balance as of December 31 2025	11,931,534	$11,932	$52,501,680	$8,073,968	$81,789,884	$(4,983,987)	$137,393,477
Net income	-	-	-	-	3,866,306	-	3,866,306
Foreign currency translation adjustment	-	-	-	-	-	1,913,155	1,913,155
Balance as of March 31, 2026	11,931,534	$11,932	$52,501,680	$8,073,968	$85,656,190	$(3,070,832)	$143,172,938
Share-based compensation expenses	600,000	600	1,031,400	-	-	-	1,032,000
Net income					2,164,401		2,164,401
Foreign currency translation adjustment	-	-	-	-		2,392,247	2,392,247
Balance as of June 30, 2026	12,531,534	$12,532	$53,533,080	$8,073,968	$87,820,591	$(678,585)	$148,761,586

The accompanying notes are an integral part of these condensed consolidated financial statements.

WETOUCH TECHNOLOGY INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2026	2025
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$6,030,707	$4,804,550
Adjustments to reconcile net income to cash provided by operating activities
Allowance for credit loss	(440)	45,889
(Reversal) of provision for obsolete inventory	16,083	(91,252)
Depreciation and amortization	26,951	4,957
Share-based compensation expenses	1,032,000	-
Amortization of operating Right-of-use assets	318,096	308,244
Changes in operating assets and liabilities:
Accounts receivable	(2,593,080)	(3,052,186)
Inventories	20,899	60,426)
Prepaid expenses and other current assets	95,432	908,043
Deferred tax assets, net	(3,910)	11,073
Accounts payable	(231,942)	197,607
Amounts due to related parties	136,294	493,423
Income tax payable	919,244	856,161
Accrued expenses and other current liabilities	22,899	433,057
Operating lease liabilities	(320,855)	(303,592)
Net cash provided by operating activities	5,468,378	4,676,400

Cash flows from investing activities

Net cash used in investing activities	-	-

Cash flows from financing activities
Net cash provided by financing activities	-	-

Effect of changes of foreign exchange rates on cash	3,684,688	2,015,746
Net increase in cash	9,153,066	6,692,146
Cash, beginning of period	118,363,448	103,760,324
Cash, end of period	$127,516,514	$110,452,470
Supplemental disclosures of cash flow information
Income tax paid	$1,308,108	$1,291,550
Lease liabilities arising from obtaining right-of-use assets	$2,758	$49,775

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

In the opinion of the management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of June 30, 2026, the results of operations and cash flows for the three-month and six-month periods ended June 30, 2026 and 2025 have been made. However, the results of operations included in such financial statements may not necessarily be indicative of annual results.

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

(c) Significant Accounting Policies

For a detailed discussion about Wetouch’s significant accounting policies, refer to Note 2 — “Summary of Significant Accounting Policies,” in Wetouch’s consolidated financial statements included in Company’s 2025 audited consolidated financial statements. Other than the revised accounting policies on lease and segment reporting as below, during the three-month and six-month periods ended June 30, 2026, there were no significant changes made to Wetouch significant accounting policies.

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

On August 6, 2021, Sichuan Vtouch entered into a contract with Chengdu Wenjiang District Planning and Natural Resources Bureau (“Wenjiang Bureau”) for the purchase of a land use right of a parcel of land of 131,010  square feet (12,171. 28 square meters) for a consideration of RMB3,925,234 (equivalent to $578,508) for the Company’s new facility. The Company paid the consideration in full by November 18, 2021 and recorded in the prepayment.

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

During the years ended December 31, 2025, management assessed the probability of the obtaining the land use right upon the completion of the new facility, reclassified prepayment of RMB3,925,234 (equivalent to $578,508) to land use right, started the amortization by a useful life of approximately 16 years.

The amortization expense of land use rights was US$8,829 and nil for the three months ended June 30, 2026 and 2025, respectively, and $26,265 and nil for the six months ended June 30, 2026 and 2025, respectively, recorded in general and administrative expenses of Condensed Consolidated Statements of Income and Comprehensive Income.

Useful life
Land use right	16 years

(f) Impairment of long-lived Assets

Long-lived assets, such as property, plant and equipment, land use rights, are reviewed for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Recoverability of a long-lived asset or asset group to be held and used is measured by a comparison of the carrying amount of an asset or asset group to the estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying value of an asset or asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount that the carrying value exceeds the estimated fair value of the asset or asset group. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Assets to be disposed are reported at the lower of carrying amount or fair value less costs to sell, and are no longer depreciated. There was $nil impairment of construction in progress recognized for the six months ended June 30, 2026 and 2025, respectively.

(g) Share-based compensation

ASC 718-10 requires that share-based payment transactions with employees and nonemployees, such as option, restricted stock, restricted stock unit, dividend equivalent, or other awards that are approved by the Company’s board, be measured based on the grant-date fair value of the equity instrument issued and recognized as compensation expense over the requisite service period, with a corresponding addition to equity. Under this method, compensation cost related to employee share award or similar equity instruments is measured at the grant date based on the fair value of the award and is recognized over the period during which an employee is required to provide service in exchange for the award, which generally is the vesting period.

(h) Recent accounting pronouncements

Recently issued accounting pronouncements not yet adopted

In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2024-03 “Income Statement: Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40)” to improve the disclosures about an entity’s expenses. Upon adoption, we will be required to disclose in the notes to the financial statements a disaggregation of certain expense categories included within the relevant expense captions on the consolidated statements of income. The standard is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The standard can be applied either prospectively or retrospectively. We are currently assessing adoption timing, the method of adoption, and the effect that the updated standard will have on our financial statement disclosures

In September 2025, the FASB issued ASU 2025-06 “Intangibles: Goodwill and Other‒Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software” to modernize the accounting for software costs under Subtopic 350-40, Intangibles‒Goodwill and Other‒Internal-Use Software (referred to as “internal-use software”). Upon adoption, we will be required to account for internal-use software under the updated capitalization criteria. The standard is effective for our interim and annual 2028 periods, with early adoption permitted. The standard can be applied either prospectively, retrospectively, or under a modified transition approach. We are currently assessing adoption timing, the method of adoption, and the effect that the updated standard will have on our consolidated financial statements.

In May 2026, the FASB issued ASU 2026-02 “Environmental Credits and Environmental Credit Obligations (Topic 818)” to provide recognition, measurement, presentation, and disclosure guidance for environmental credits and environmental credit obligations. Upon adoption, we will be required to account for environmental credits and environmental credit obligations under the new guidance. The standard is effective for our interim and annual 2028 periods, with early adoption permitted. The standard should be adopted on a retrospective basis. We are currently assessing adoption timing and the effect that the updated standard will have on our consolidated financial statements.

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

NOTE 3 — ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	June 30, 2026	December 31, 2025
	(Unaudited)
Accounts receivable	$9,327,587	$6,505,535
Allowance for credit losses	(67)	(497)
Accounts receivable, net	$9,327,520	$6,505,038

The Company’s accounts receivable primarily includes balance due from customers when the Company’s products are sold and delivered to customers.

The following table provides an analysis of the aging of accounts receivable as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
	(Unaudited)
Current	$5,579,374	$2,866,497
1-3 months past due	3,696,195	2,946,141
4-6 months past due	51,342	657,474
6-12 months past due	609	34,926
Total accounts receivable	$9,327,520	$6,505,038

NOTE 4 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	June 30, 2026	December 31, 2025
	(Unaudited)
Advance to suppliers	$-	$3,638

Security deposit (i)	57,921	56,198
Prepaid market research fees (ii)	955,000	955,000
Interest receivable (ii)	76,908	60,570
Tax receivable (iii)	-	105,370
Others receivable (iv)	8,418	8,840
Prepaid expenses and other current assets	$1,098,247	$1,189,616

(i)	On July 28, 2021, Sichuan Vtouch made a security deposit of RMB393,000 (equivalent to $57,921) to Chengdu Cross-Strait Science and Technology Industry Development Park Management Committee to obtain a construction license for its new facility. This deposit will be refunded upon the completion of the new facility.

(ii)	On February 29, 2024, the Company advanced market research fees $70,000 and $855,000, respectively, to two unrelated individuals, Mr. Chien Hui Chueh and Mr. Cheung Ming Lin, in relation to the Company’s market research service overseas. The two individuals signed borrowing contracts with a principal amount of $70,000 and $855,000, respectively, on February 29, 2024. Those contracts were issued to the Company to evidence the advances, bearing 3.45% interest per annum, and payable on February 28, 2025, and later extended till August 29, 2026.

(iii)	Tax receivable mainly includes prepaid corporate income tax and value-added tax (VAT) refundable.

(iv)	Other receivables are mainly employee advances and prepaid expenses.

NOTE 5 — PROPERTY, PLANT AND EQUIPMENT, NET

	June 30, 2026	December 31, 2025
Buildings	$12,693	$12,315
Machinery and equipment	8,253	8,008
Vehicles	43,154	41,871
Construction in progress	9,135,102	8,863,391
Sub total	9,199,202	8,925,585
Less: accumulated depreciation	(41,517)	(39,609)
Property, plant and equipment, net	$9,157,685	8,885,976

Depreciation expense was $346 and $2,486 for the three-month period ended June 30, 2026 and 2025, respectively.

Depreciation expense was $686 and $4,957 for the six-month period ended June 30, 2026 and 2025, respectively.

As of June 30, 2026, the Company had commitment of RMB7.3 million (equivalent to $1.08 million) for construction in progress of our new facility.

NOTE 6 — OPERATING LEASE

In March 2021, pursuant to the local PRC government guidelines on local environmental issues and the national plan, the Company was under the government directed relocation order to relocate from a parcel of state-owned land where we maintained our executive offices, research and development facilities and factories. The Company received a total amount of RMB115.2 million (approximately $17.0 million) from the local government (see ITEM 2. PROPERTIES AND FACILITIES) to start the construction of the new facility in a neighboring Chengdu Wenjiang District.

On March 16, 2021, in order to minimize interruption of the Company’s business, Sichuan Vtouch  entered into a leasing agreement with Sichuan Renshou Shigao Tianfu Investment Co., Ltd. (later renamed as Meishan Huantian Industrial Co., Ltd.), a limited liability company owned by the local government, to lease the property, and all buildings, facilities and equipment thereon (the “Demised Properties) of Sichuan Wetouch, commencing from April 1, 2021 until December 31, 2021 at a monthly rent of RMB300,000 ($44,215), which period was extended to October 31, 2022. The lease was renewed on October 30, 2022, October 30, 2023, August 9, 2024 and September 29, 2025, respectively, with a monthly rent of RMB 400,000 ($58,953), the term of which has been extended to October 31, 2026 for the use of the Demised Properties.

Management makes estimates and assumptions to use the leasing property till the end of October 2026, and applies ASU 2016-02 “Leases (Topic 842) as practical expedients during the six months ended June 30, 2026.

Both operating lease expense and short-term lease expense are recognized in cost of revenues and general and administrative expenses.

The components of lease expense for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Unaudited)		(Unaudited)
Lease expense
Operating lease expense	$161,805	$156,869	$320,855	$308,244

The balances for the operating leases where the Company is the lessee are presented as follows:

	June 30, 2026	December 31, 2025
	(Unaudited)
Operating lease right-of-use assets	$215,718	$521,454
Lease liabilities – current	$215,718	$521,454

The following is a schedule, by years, of maturities of lease liabilities as of June 30, 2026:

Operating lease

2026 lease payment (July 1, 2026 to October 31, 2026	$216,340
Less: imputed interest	(622)
Present value of lease liabilities	$215,718

Lease term and discount rate:

	For the Three Months Ended June 30,
	2026	2025
Weighted-average remaining lease term (years)	(Unaudited)
Operating lease	0.33	1.40

Weighted-average discount rate
Operating lease	1.38%	1.09

Supplemental cash flow information related to leases where the Company was the lessee for the six months ended June 30, 2026 and 2025 was as follows:

	For the Three Months Ended June 30,
	2026	2025
	(Unaudited)
Cash payments for operating lease	$320,855	$303,592
Lease liabilities arising from obtaining right-of-use assets	2,758	49,775

NOTE 7 — LONG-TERM PREPAYMENT

	June 30, 2026	December 31, 2025

Prepaid equipment	$33,161	$32,174
Prepaid construction in progress	4,616,098	4,478,799
Total long-term prepayment	$4,649,259	$4,510,973

In 2021, for the purpose of construction of our new facility (NOTE 5 — PROPERTY, PLANT AND EQUIPMENT, NET), the Company prepaid equipment of RMB225,000 (equivalent to $33,161) to an external equipment provider, and prepaid construction in progress of RMB20,319,674 (equivalent to $2,994,749) and RMB11,001,014 (equivalent to $1,621,349) to two third party constructors. Due to the delayed of construction work incomplete, the Company reclassified the above amount to long-term prepayment. Upon the completion of the new facility, the management will reclass them to property, plant and equipment.

NOTE 8 — RELATED PARTY TRANSACTIONS

Amounts due to a related party are as follows:

	Relationship	June 30, 2026	December 31, 2025	Note
		(Unaudited)
Chengdu Wetouch Intelligent Optoelectronics Co., Ltd.	Affiliate of Ms. Jiaying Cai, director of the Company	$422,605	$286,311	Payable to affiliate for expenses paid on behalf of the Company

Total		$422,605	$286,311

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

The Company’s provision for income taxes credit (expenses) consisted of

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Unaudited)		(Unaudited)
PRC income tax
Income tax provision	$1,084,396	$860,267	$2,326,581	$2,336,755
Deferred income tax expenses	(59,702)	16,455	(58,702)	11,073
Sub total	$1,024,694	$876,722	$2,267,879	$2,347,828

US	-	-	-	-
BVI	-	-	-	-
Hong Kong	-	-	-	-
Income tax provision	$1,024,694	$876,722	$2,267,879	$2,347,828

The following table reconciles the PRC statutory rates to the Company’s effective tax rate for the three and six months June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Unaudited)		(Unaudited)
PRC statutory income tax rate	25.0%	25.0%	25.0%	25.0%
Income tax computed at PRC statutory corporate income tax rate of 25%	33.8%	28.0%	28.0%	30.0%
Tax rate differential on entities not subject to PRC income	(1.4)%	(0.5)%	(0.5)%	(0.8)%
Temporary differences	0.2%	2.1%	0.0%	0.2%
Non-deductible expenses	(0.5)%	(1.5)%	(0.2)%	3.4%
Effective tax rate	32.1%	28.1%	27.3%	32.8%

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

The Company’s deferred tax assets consisted of the following components:

	June 30, 2026	December 31, 2025

Deferred tax assets:
Allowance for credit losses	$3,701	$3,699
Provision of obsolete inventory	27,202	22,448
Impairment of construction in progress	46,457	45,076
Leasing liabilities	53,930	130,363
Total gross deferred tax assets	131,290	201,586
Less valuation allowance	-	-
Deferred tax assets net of valuation allowance	131,290	201,586

Deferred tax liabilities:
Right-of-use assets	(53,930)	(130,363)
Deferred tax liabilities	(53,930)	(130,363)
Deferred tax assets, net	$77,360	$71,223

The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. As of June 30, 2026 and December 2025, taxes for Sichuan Vtouch remained open for statutory examination by PRC tax authorities.

NOTE 10 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	June 30, 2026	December 31, 2025

Accrued payroll and employee benefits	$107,936	$83,276
Accrued professional fees	122,172	298,802
Accrued director fees	112,083	96,698
Other payable to third parties	629,694	629,694
Other tax payables (i)	274,089	116,476
Others (ii)	157,193	147,101
Accrued expenses and other current liabilities	$1,403,167	$1,372,047

(i)	Other tax payable mainly represent value added tax payable.

(ii)	Others mainly represent accrued employee reimbursement payable and other accrued miscellaneous operating expenses.

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

On May 11, 2026, the Compensation Committee of the Board approved the grant of  600,000 common stock to three independent consultants who contributed to the success of the Company’s operations in overseas market. The Award vested immediately upon grant, as a result, the Company recorded share-compensation expenses of $1,032,000 at the price of $1.72 at the grant date.

As of June 30, 2026, there were 12,531,534 shares of common stock issued and outstanding.

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

As of June 30, 2026 and December 31, 2025, the Company had reserve fund of US8,073,968 and US$8,073,968, respectively.

NOTE 12 — SHARE BASED COMPENSATION

The Company applied ASC 718 and related interpretations in accounting for measuring the cost of share-based compensation over the period during which the consultants are required to provide services in exchange for the issued shares.

On May 11, 2026, the Compensation Committee of the Board approved the grant of  600,000 common stock to three independent consultants who contribute to the success of the Company’s operations in overseas market. The Award vested immediately upon grant.

The fair value of vested shares is determined by the market closing price of common stock at the grant date. Accordingly, the Company recorded share-based compensation expenses of $1,032,000 for the three and six months ended June 30, 2026.

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

Concentrations - The Company sells its products primarily to customers in the PRC and to some extent, the overseas customers in European countries and East Asia such as South Korea and Taiwan. For the three months ended June 30, 2025, five customers accounted for approximately 22.2%, 16.3%, 16.3%, 14.4% and 12.2%, respectively, of the Company’s total revenue. For the three months ended June 30, 2025, five customers accounted for approximately 22.0%, 16.2%, 15.7%, 14.5%, and 12.0%, respectively, of the Company’s revenue.

For the six months ended June 30, 2025, five customers accounted for 22.5%, 17.2%, 15.7%, 14.4% and 12.1%, respectively, of the Company’s total revenue. For the six months ended June 30, 2025, five customers accounted for  21.5%, 16.6%, 15.8%, 14.9%, and 12.2%, respectively, of the Company’s revenue.

The Company’s top ten customers aggregately accounted for 99.9% and 99.6% of the total revenue for the three months ended June 30, 2026 and 2025, and approximately 99.9% and 99.4% for the six months ended June 30, 2026 and 2025.

As of June 30, 2026, five customers accounted for 28.5%, 19.9%, 8.2%, 8.2% and 5.6%  of the total accounts receivable balance, respectively.

The Company purchases its raw materials through various suppliers. Raw material purchases from these suppliers which individually exceeded 10% of the Company’s total raw material purchases, accounted for an aggregate of approximately 44.6% (four suppliers) and 50.1% (four suppliers) for the three months ended June 30, 2026 and 2025, respectively, and approximately 10.3% (one supplier) and 49.6% (four suppliers) for  the six months ended June 30, 2026 and 2025, respectively.

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

ii) Capital Expenditure Commitment

As of June 30, 2026, the Company  had commitment RMB7.3 million (equivalent to $1.07 million) for construction in progress.

NOTE 16 — SEGMENT REPORTING

The Company’s chief operating decision maker has been identified as the Chief Executive Officer (“CEO”), who reviews financial information of operating segments based on U.S. GAAP amounts when making decisions about allocating resources and assessing performance of the Company.

The Company determined that it operated in one operating segment of touch screen business.

The Company primarily operates in People’s Republic of China (“PRC”). and substantially all of the Company’s long-lived assets are located in the PRC.

1) The Company’s geographical revenue information is set forth below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2025	2026
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales in PRC	$9,634,277	$8,414,927	$20,634,302	$18,715,995
Sales in Overseas
-Republic of China (ROC, or Taiwan)	2,328,529	2,184,676	5,306,851	4,852,592
-South Korea	2,025,120	1,800,926	4,358,942	4,121,519
-Others	13,365	18,927	13,365	18,927
Sub-total	4,367,014	4,004,528	9,679,158	8,993,038
Total Revenue	$14,001,291	$12,419,455	$30,313,460	$27,709,033

2) Segment information is set forth below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$14,001,291	$12,419,455	$30,313,460	$27,709,033
Less:
Cost of revenues	9,117,559	8,307,944	19,606,428	17,955,891
Allowance for (provision of) credit losses	(452)	150	(440)	45,889
Reversal of provision of obsolete inventory	20,095	(65,976)	16,083	(91,252)
Staff cost	392,717	353,556	797,461	705,193
Share-based compensation	1,032,000	-	1,032,000	-
Depreciation and amortization expense	17,931	2,486	26,951	4,957
Lease expense	161,805	156,869	320,855	308,244
Income tax expense	1,024,694	876,722	2,267,879	2,347,828
Other segment items*	70,541	545,876	215,536	1,627,733

Segment net income	2,164,401	2,241,828	6,030,707	4,804,550

Consolidated net income	$2,164,401	$2,241,828	$6,030,707	$4,804,550

Consolidated total assets	$152,594,577	$137,024,190	$152,594,577	$137,024,190

*	Other segment items include remaining selling expense, general and administration expenses and interest income.

NOTE 17 — SUBSEQUENT EVENTS

The Company has evaluated subsequent events and transactions that occurred after the balance sheet date through the date the consolidated financial statements were issued and no subsequent events occurred that require accrual or disclosure.

1)	On July 2, 2026, the compensation committee of the Company’s board of directors approved the grant of 850,000 restricted stocks to three external consultants who contributed to the success of the Company’s operations in the overseas market. The Award will be vested in six months.

2)	On July 28, 2026, Wetouch Technology Inc. (the “Company”) announced that its Board of Directors had declared a special cash dividend of US$0.5 million (or approximately US$0.04 per share of common stock based on approximately 13.38 million outstanding shares) expected to be paid on or about September 30, 2026 with a record date of August 17, 2026.

The special cash dividend plan reflects the Company’s continued focus on enhancing shareholder value while maintaining sufficient financial resources to support its business growth, technology innovation, strategic investments, and long-term development initiatives.

3)	On August 11, 2026, the Company filed with Preliminary Proxy Statement (14A) with SEC on a special meeting of the stockholders (“Special Meeting”) of Wetouch Technology Inc, which will be held at the Company’s corporate headquarters, located at No. 29, Third Main Avenue, Shigao Town, Renshou County, Meishan Sichuan, China on September 4, 2026 at 10:00 A.M., local time. Matters to be voted upon at the Special Meeting are to i) approve the issuance of shares of common stock to Qixun Technology (Samoa) Limited and Qihong Technology (Samoa) Limited pursuant to certain share purchase agreements in accordance with Nasdaq Listing Rule 5635 (the “Issuance Proposal”); and), and ii) transact such other business as may properly come before the meeting or any adjournment thereof.

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

As of June 30, 2026, the Company has contributed RMB 348.0 million (US$51.3 million) to its PRC subsidiary through intermediate holding companies, which were accounted for as long-term investments.   These funds have been used by our PRC subsidiary in its operations. To date, no dividends or other distributions have been made by our PRC subsidiary to the Company. We may rely on future distributions from our PRC subsidiary to fund our holding company obligations, subject to PRC law and restrictions. For more details, see “Item 1A. Risk Factors—Risks Related to Doing Business in China—As a holding company, we conduct our operations primarily through our PRC subsidiary and face risks and uncertainties associated with this structure.”

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

We sell our touchscreen products both domestically in China and internationally, covering major areas in Mainland China, including but not limited to the eastern, southern, northern and southwest regions of Mainland China, Taiwan, South Korea, and Germany. We believe that we have established a strong client base, although our revenues remain concentrated among a limited number of major customers, as described in Note 13 to the condensed consolidated financial statements. For the three months ended June 30, 2026 and 2025, our domestic sales accounted for approximately 68.6% and 67.7%, respectively, of our revenues, and our international sales accounted for approximately 31.4% and 32.3%, respectively, of our revenues. For the six months ended June 30, 2026 and 2025, our domestic sales accounted for approximately 68.0% and 67.5%, respectively, of our revenues, and our international sales accounted for approximately 32.0% and 32.5%, respectively, of our revenues..

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

As of the date of this Quarterly report, the Company estimated the construction to be completed by the first half of 2027 and commence production by the end of 2027. The total capital requirements for the new facility construction totaled approximately $14.8 million and $9.1 million have been recorded in the construction in progress as of June 30, 2026. The Company primarily fund the project with our existing cash on hand and cash flows generated from operations, and we may seek additional financing if needed to support the timely completion of the project.

Highlights for the three-month period ended June 30, 2026 include:

●	Revenues were $14.0 million, an increase of 12.9% compared to $12.4 million in the second quarter of 2025

●	Gross profit was $4.9 million, an increase of 19.5% compared to $4.1 million in the second quarter of 2025

●	Gross profit margin was 34.9%, compared to 33.1% in the second quarter of 2025

●	Net income stayed flat at $2.2 million in the second quarter of 2026 and 2025

●	Total volume shipped was 663,555 units, an increase of 7.8% compared to 615,742 units in the second quarter of 2025

Results of Operations

The following table sets forth, for the periods indicated, statements of income data:

	For the Three Months Ended June 30,		Change	For the Six Months Ended June 30,		Change
(in US Dollar millions, except percentage)	2026	2025	%	2026	2025	%
Revenues	$14.0	$12.4	12.9%	$30.3	$27.7	9.4%
Cost of revenues	(9.1)	(8.3)	9.6%	(19.6)	(18.0)	8.9%
Gross profit	4.9	4.1	19.5%	10.7	9.7	10.3%
Total operating expenses	(1.7)	(1.0)	70.0%	(2.4)	(2.7)	(11.1)%
-Share-based compensation expenses	(1.0)	0.0	N/A	(1.0)	0.0	N/A
Operating income	3.2	3.1	3.2%	8.3	7.1	16.9%
Income before income taxes	3.2	3.1	3.2%	8.3	7.1	16.9%
Income tax expense	(1.0)	(0.9)	11.1%	(2.3)	(2.3)	0.0%
Net income	$2.2	$2.2	0.0%	$6.0	$4.8	25.0%

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

Revenues

We generated revenue of $14.0 million for the three months ended June 30, 2026, an increase of $1.6 million, or 12.9%, compared to $12.4 million in the same period of last year. This was due to an increase of 7.8% in sales volume, and 6.0% positive impact from exchange rate due to appreciation of RMB against US dollars, partially offset by a decrease of 1.7% in the average selling price of our products in RMB compared with that of the same period of last year.

	For the Three-Month Ended June 30,
	2026		2025		Change	Change
	Amount	%	Amount	%	Amount	%
	(in US Dollar millions except percentage)
Revenue from sales to customers in Mainland China	$9.6	68.6%	$8.4	67.7%	$1.2	14.3%
Revenue from sales to customers overseas	4.4	31.4%	4.0	32.3%	0.4	10.0%
Total Revenue	$14.0	100%	$12.4	100%	$1.6	12.9%

	For the Three-Month Ended June 30,
	2026		2025		Change	Change
	Unit	%	Unit	%	Unit	%
	(in UNIT, except percentage)
Units sold to customers in Mainland China	441,200	66.5%	411,353	66.8%	29,847	7.3%
Units sold to customers overseas	222,355	33.5%	204,389	33.2%	17,966	8.8%
Total Units Sold	663,555	100.0%	615,742	100%	47,813	7.8%

(i) PRC Domestic Market

For the three months ended June 30, 2026, revenue from the PRC domestic market increased by $1.2 million, or 14.3%, as a combined result of (i) an increase of 7.3% in sales volume in all types of touchscreen products in the PRC market, (ii) an increase of 0.3% in the average selling price of our products in RMB, and (iii) 6.0% positive impact from exchange rate due to appreciation of RMB against US dollars, compared with that of the same period of last year

As for the RMB selling price, the increase of 0.3% was mainly due to the higher demand of higher selling priced products of touchscreen machines such as automotive touchscreens and industrial control computer touchscreens in the PRC market, yet the overall price change was not significant during the three-month period ended June 30, 2026, as compared to the same period of last year.

Due to our proactive efforts to market new models and efforts to obtain new customers and penetrate into new regions, our sales increased by 8.6% in East China, 7.1% in South China and 6.3% in Southwest China, during the three months ended June 30, 2026, as compared to the same period of last year.

(ii) Overseas Market

For the three-month period ended June 30, 2026, revenues from the overseas market were $4.4 million as compared to $4.0 million of the same period of 2025, representing an increase by $0.4 million, or 10.0%, primarily due to (i) 8.8% increase in sales volume because of higher demand on automotive touchscreens and gaming touchscreens, and (ii) 6.0% positive impact from exchange rate due to appreciation of RMB against US dollars, partially offset by a decrease of 5.8% in the average selling price of our products in RMB compared with that of the same period of last year. compared to the same period of last year.

The following table summarizes the breakdown of revenues by categories in US dollars:

	For the Three-Month Ended June 30,
	2026		2025		Change	Change
	Amount	%	Amount	%	Amount	Margin%
	(in US Dollars, except percentage)
Product categories by end applications
Automotive Touchscreens	$3,535,561	25.2%	$3,122,908	25.1%	$412,653	13.2%
Industrial Control Computer Touchscreens	2,948,953	21.1%	2,729,429	22.0%	219,524	8.0%
POS Touchscreens	2,272,863	16.2%	1,950,702	15.7%	322,161	16.5%
Gaming Touchscreens	2,025,119	14.5%	1,800,926	14.5%	224,193	12.4%
Medical Touchscreens	1,914,237	13.7%	1,665,087	13.4%	249,150	15.0%
Multi-Functional Printer Touchscreens	1,304,558	9.3%	1,150,403	9.3%	154,155	13.4%
Total Revenue	$14,001,291	100.0%	$12,419,455	100.0%	$1,581,836	12.7%

The Company continued to shift production mix from traditional lower-end products to high-end products such as medical touchscreens, gaming touchscreen, automotive touchscreens, POS touchscreens, and multi-functional printer touchscreens, primarily due to (i) greater growth potential of computer screen models in China and overseas market, and (ii) the stronger demand on higher-end touch screens made with better materials and better quality.

Gross Profit and Gross Profit Margin

	For the Three-Month Ended June 30,		Change
(in millions, except percentage)	2026	2025	Amount	%
Gross Profit	$4.9	$4.1	$0.8	19.5%
Gross Profit Margin	34.9%	33.1%		1.8%

Gross profit was $4.9 million in the second quarter ended June 30, 2026, compared to $4.1 million in the same period of 2025. Our gross profit margin increased to 34.9% for the second quarter of 2026, as compared to 33.1% for the same period of 2025, primarily due to the increase of sales of 12.9%, particularly high-end products such as the profit margin increased by 3.33%   in industrial computer control touchscreens sold in PRC market, and partially offset by an increase of 3.4% in labor costs  due to additional hiring of technicians, and an increase of 2.2% in costs of materials (mainly in the price of chip costs) during the three months ended June 30, 2026.

Selling Expenses

	For the Three-Month Ended June 30,		Change
(in millions, except percentage)	2026	2025	Amount	%
Selling Expenses	$0.2	$0.1	$0.1	100.0%
as a percentage of revenues	1.4%	0.8%		0.6%

Selling expenses were $0.2 million for the three-month period ended June 30, 2026, compared to $0.1 million in the same period in 2025, representing an increase of $0.1 million. The increase was primarily due to the increase of traveling expenses visiting clients during the three months ended June 30, 2026.

General and Administrative Expenses

	For the Three-Month Ended June 30,		Change
(in millions, except percentage)	2026	2025	Amount	%
General and Administrative Expenses	$0.5	$0.9	$(0.4)	(44.4)%
as a percentage of revenues	3.6%	7.3%		(3.7)%

General and administrative expenses were $0.5 million for the three-month period ended June 30, 2026, compared to $0.9 million in the same period in 2025, representing a decrease of $0.4 million, or 44.4%. The decrease was primarily due to the absence in the second quarter of 2026 of approximately $0.4 million of amortization expense related to prepaid three-year consulting service fees that was expired on May 31, 2025, partially offset by an increase of approximately $0.1 million in professional fees during the second quarter of 2026.

Share-based Compensation Expenses

	For the Three-Month Ended June 30,		Change
(in millions, except percentage)	2026	2025	Amount	%
Share-based Compensation Expenses	$1.0	$0.0	$1.0	N/A
as a percentage of revenues	7.1%	0.0%		7.1%

Share-based compensation expenses were $1.0 million for the three-month period ended June 30, 2026, compared to nil in the same period in 2025, representing an increase of $1.0 million.

On May 11, 2026, the Compensation Committee of the Board approved the grant of  600,000 common stock to three independent consultants who contribute to the success of the Company’s operations in overseas market. The Award vested immediately upon grant, with the fair value of vested shares determined by the market closing price of common stock at the grant date. Accordingly, the Company recorded share-based compensation expenses of $1,032,000 for the three and three months ended June 30, 2026 (see Note 12).

Operating Income

Total operating income was $3.2 million for the three-month period ended June 30, 2026 as compared to $3.1 million of the same period of last year, primarily due to higher revenues and gross profit, and lower general and administrative expenses, partially offset by the higher selling expenses and share-based compensation expenses for the three-month period ended June 30, 2026.

Income Taxes

	For the Three-Month Ended June 30,		Change
(in millions, except percentage)	2026	2025	Amount	%
Income before Income Taxes	$3.2	$3.1	$0.1	3.2%
Income Tax (Expense)	(1.0)	(0.9)	(0.1)	11.1%
Effective income tax rate	32.1%	28.1%		4.0%

The effective income tax rates for the three-month period ended June 30, 2026 and 2025 were 32.1% and 28.1%, respectively.

Net Income

As a result of the above factors, our net income stayed flat at $2.2 million for the second quarter of 2026 and 2025, respectively.

Results of Operations - Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Revenues

We generated revenue of $30.3 million for the six months ended June 30, 2026, an increase of $2.6 million, or 9.4%, compared to $27.7 million in the same period of last year. This was mainly due to an increase of 3.5% in sales volume, an increase of 3.5% in the average RMB selling price of our products, and 5.4% positive impact from exchange rate due to appreciation of RMB against US dollars, compared with those of the same period of last year.

	For the Six Months Ended June 30,
	2026		2025		Change	Change
	Amount	%	Amount	%	Amount	%
	(in US Dollar millions except percentage)
Revenue from sales to customers in PRC	$20.6	68.0%	$18.7	67.5%	$1.9	10.2%
Revenue from sales to customers overseas	9.7	32.0%	9.0	32.5%	0.7	7.8%
Total Revenues	$30.3	100%	$27.7	100%	$2.6	9.4%

	For the Six Months Ended June 30,
	2025		Change	Change
	Unit	%	Unit	%	Unit	%
	(in UNIT, except percentage)
Units sold to customers in PRC	944,500	66.2%	920,003	66.7%	24,497	2.7%
Units sold to customers overseas	482,380	33.8%	458,284	33.3%	24,096	5.3%
Total Units Sold	1,426,880	100%	1,378,287	100%	48,593	3.5%

(i) PRC market

For the six months ended June 30, 2026, revenue from PRC market increased by $1.9 million or 10.2% as a combined result of (i) an increase of 2.7% in sales volume, particularly in industrial control computer touchscreens, POS touchscreens, multi-function printer touchscreens and multi-functional printer touchscreens, (ii) an increase of 1.6% in the average RMB selling price of our products, and (iii) 5.4% positive impact from exchange rate due to appreciation of RMB against US dollars, compared with those of the same period of last year.

As for the RMB selling price, the increase of 1.6% was mainly due to the higher demand of higher selling priced products of touchscreen machines in the PRC domestic market, including the increase in average RMB selling price of 5.6% in medical touchscreens, 0.9% in automotive touchscreens, and partially offset by the decrease in average RMB selling price of 0.1% in POS touchscreens and multi-functional printer touchscreens during the six-month period ended June 30, 2026.

The Company has taken proactive efforts to market new models and efforts to obtain new customers and penetrate into new regions, our sales increased by 7.8% in Southwest China, and 2.8% in East China, and 2.2% in South China during the six-month period ended June 30, 2026.

(ii) Overseas market

For the six months ended June 30, 2026, revenues from the overseas market were $9.7 million as compared to $9.0 million of the same period of 2025, representing an increase by $0.7 million, or 7.8%, primarily due to (i) 5.3% increase in sales volume because of higher demand on automotive touchscreens and gaming touchscreens, partially offset by the decrease in medical touchscreens, and (ii) 5.4% positive impact from exchange rate due to appreciation of RMB against US dollars, partially offset by a decrease of 3.2% in the average selling price of our products in RMB compared with that of the same period of last year. compared to the same period of last year

The following table summarizes the breakdown of revenues by categories in US dollars:

	Revenues For the Six Months Ended June 30,
	2026		2025		Change	Change
	Amount	%	Amount	%	Amount	Margin%
	(in US Dollars, except percentage)
Product categories by end applications
Automotive Touchscreens	$7,865,662	25.9%	$7,083,405	25.6%	$782,257	11.0%
Industrial Control Computer Touchscreens	6,256,131	20.6%	5,964,502	21.5%	291,629	4.9%
POS Touchscreens	4,761,227	15.7%	4,361,733	15.7%	399,494	9.2%
Gaming Touchscreens	4,358,941	14.4%	4,121,519	14.9%	237,422	5.8%
Medical Touchscreens	4,308,003	14.2%	3,614,745	13.0%	693,258	19.2%

Multi-Functional Printer Touchscreens	2,763,496	9.1%	2,563,129	9.3%	200,367	7.8%
Total Revenues	$30,313,460	100%	$27,709,033	100%	$2,604,427	9.4%

The Company continued to shift production mix from traditional lower-end products such as touchscreens used in industrial control computer industries to high-end products such as medical touchscreens, automotive touchscreens and POS touchscreens, primarily due to (i) greater growth potential of computer screen models in China, (ii) the stronger demand on higher-end touch screens made with better materials and better quality.

Gross Profit and Gross Profit Margin

	For the Six Months Ended June 30,		Change
(in millions, except percentage)	2026	2025	Amount	%
Gross Profit	$10.7	$9.7	$1.0	10.3%
Gross Profit Margin	35.3%	35.2%		0.1%

Gross profit was $10.7 million during the six months ended June 30, 2026, compared to $9.7 million in the same period of 2025. Our gross profit margin increased to 35.3% for the six months ended June 30, 2026, as compared to 35.2% for the same period of 2025, primarily due to the increase of revenues by 8.4%, particularly high-end products such as the increase of growth margin of 1.8% in  automotive touchscreens, and 1.7% in industrial control computer touchscreens, partially offset by the increase in cost of goods sold by 2.4% for the six months ended June 30, 2026.

Selling Expenses

	For the Six Months Ended June 30,		Change
(in millions, except percentage)	2026	2025	Amount	%
Selling Expenses	$0.3	$0.2	$0.1	50.0%
as a percentage of revenues	1.0%	0.7%		0.3%

Selling expenses were $0.3 million for the six-month period ended June 30, 2026, compared to $0.2 million in the same period in 2025, representing an increase of $0.1 million, or 50.0%. The increase was primarily due to increase of traveling expenses by sales team visiting clients to market the products during the six-month period ended June 30, 2026

General and Administrative Expenses

	For the Six Months Ended June 30,		Change
(in millions, except percentage)	2026	2025	Amount	%
General and Administrative Expenses	$1.1	$2.5	$(1.4)	(56.0)%
as a percentage of revenues	3.6%	9.0%		(5.4)%

General and administrative (G&A) expenses were $1.1 million for the six months ended June 30, 2026, compared to $2.5 million in the same period in 2025, representing a decrease of $1.4 million, or 56.0%. The decrease was primarily due to the absence during the six months of 2026 of approximately $0.9 million of amortization expense related to prepaid three-year consulting service fees that was expired in May, 2025, and an increase of approximately $0.1 million in professional fees during the first half of 2026.

Share-based Compensation Expenses

	For the Six-Month Ended June 30,		Change
(in millions, except percentage)	2026	2025	Amount	%
Share-based Compensation Expenses	$1.0	$0.0	$1.0	N/A
as a percentage of revenues	3.3%	0.0%		3.3%

Share-based compensation expenses were $1.0 million for the six-month period ended June 30, 2026, compared to nil in the same period in 2025, representing an increase of $1.0 million.

On May 11, 2026, the Compensation Committee of the Board approved the grant of  600,000 common stock to three independent consultants who contribute to the success of the Company’s operations in overseas market. The Award vested immediately upon grant, with the fair value of vested shares determined by the market closing price of common stock at the grant date. Accordingly, the Company recorded share-based compensation expenses of $1,032,000 for the three and six months ended June 30, 2026 (see Note 12).

Operating Income

Total operating income was $8.3 million for the six months ended June 30, 2026 as compared to $7.1 million of the same period of last year due to higher gross profit, lower general and administrative expenses, partially offset by the higher selling expenses and share-based compensation expenses.

Income Taxes

	For the Six Months Ended June 30,		Change
(in millions, except percentage)	2026	2025	Amount	%
Income before Income Taxes	$8.3	$7.1	$1.2	16.9%
Income Tax (Expense)	(2.3)	(2.3)		0.0%
Effective income tax rate	27.3%	32.8%		(5.5)%

The effective income tax rates for the six months ended June 30, 2026 and 2025   were 27.3% and 32.8%, respectively.

Net Income

As a result of the above factors, we had a net income of $6.0 million in the six months ended June 30, 2026 as compared to $4.8 million of the same period of last year

Liquidity and Capital Resources

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

As of June 30, 2026, we had current assets of $138.0 million, consisting of $127.5 million in cash and cash equivalent, $9.3 million in accounts receivable, $9,185 in inventories, and $1.1 million in prepaid expenses and other current assets. Our current liabilities as of June 30, 2026 were $3.8 million, which is comprised of $0.9 million in accounts payable, $0.4 million in amounts due to a related party, $0.9 million income tax payable, $1.4 million in accrued expenses and other current liabilities. and $0.2 million in operating lease liabilities, current portion.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities for the three-month periods ended June 30, 2026 and 2025:

	For the Six-Month Ended June 30,
(in US Dollar millions)	2026	2025
Net cash provided by provided by operating activities	$5.5	$4.7
Net cash used in investing activities	(0.0)	(0.0)
Net cash provided by financing activities	0.0	0.0
Effect of foreign currency exchange rate changes on cash and cash equivalents	3.6	2.0
Net increase in cash and cash equivalents	9.1	6.7
Cash and cash equivalents at the beginning of period	118.4	103.7
Cash and cash equivalents at the end of period	$127.5	$110.5

Operating Activities

Net cash provided by operating activities was $5.5 million for the six months ended June 30, 2026 as compared to net cash provided by operating activities of $4.7 million for the same period of the last year.

The positive cash flow for the six months ended June 30, 2026 was primarily due to i) $6.0 million net income, adjusted by an increase of $1.0 million share-based compensation expenses and $0.3 million of amortization of operating right-of-use assets, ii) the increase of $0.9 million in income tax payable and $0.1 million due to a related party, and partially offset by iii) the increase of $2.6 million in accounts receivable and iv) the decrease of $0.2 million in accounts payable.

The positive cash flow for the six months ended June 30, 2025 was primarily due to i) $4.8 million net income, ii) $0.3 million of amortization of operating right-of-use assets, iii) the decrease of $0.9 million in prepaid expenses and current assets, iii) the increase of in $0.2 million accounts payable, $0.5 million due to related parties, $0.9 million in tax payable and $0.4 million in accrued expenses and current liabilities, partially offset by iv) the increase of $3.1 million in accounts receivable and v) the decrease of $0.3 million in operating lease liabilities.

Investing Activities

There were no cash flows from investing activities for the six-month period ended June 30, 2026 and 2025.

Financing Activities

There were no cash flows from financing activities for the six-month period ended June 30, 2026, and 2025.

 As of June 30, 2026, our cash and cash equivalents were $127.5 million, as compared to $118.4 million at December 31, 2025.

Days Sales Outstanding (“DSO”) has decreased to 47 days for the six months ended June 30, 2026 from 56 days for the year ended December 31, 2025.

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

Holding Company Structure

There have been no changes to the Company’s holding company structure during the six months ended June 30, 2026. For more details, refer to the Company’s holding company structure disclosures set forth in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Holding Company Structure” of the 2025 Form 10-K.

Cash and Other Assets Transfers between the Holding Company and Its Subsidiaries

Please see “ITEM 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations- Cash and Other Assets Transfers between the Holding Company and Its Subsidiaries” of the 2025 Form 10-K for more details.

Capital Expenditure Commitment

As of June 30, 2026, the Company had commitment of RMB7.3 million (equivalent to $1.08 million) for construction in progress.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2026.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that during the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective at a reasonable assurance level, due to the material weaknesses in internal control over financial reporting previously disclosed in the 2025Form 10-K.

During the six months of 2026, management continued to evaluate and implement remediation measures intended to address the previously identified material weaknesses. However, these material weaknesses had not been fully remediated as of June 30, 2026.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II - Other Information

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously reported in our Current Reports on Form 8-K, we did not undertake any unregistered sales of our equity securities during the six months ended June 30, 2026.

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

Date: August 14, 2026	By:	/s/ Zongyi Lian
Zongyi Lian
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 14, 2026	By:	/s/ Xing Tang
Xing Tang
Chief Financial Officer
(Principal Financial and Accounting Officer)